Form 10-Q
period 2018-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2018-05-07
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of April 30, 2018:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	585,898,903

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,440	$1,925
Short-term investments	3,390	3,131
Trade accounts receivable, net of allowances of $66 and $65, respectively	3,145	2,865
Unbilled accounts receivable	—	357
Restricted cash	159	—
Other current assets	856	833
Total current assets	8,990	9,111
Property and equipment, net	1,333	1,324
Goodwill	2,713	2,704
Intangible assets, net	955	981
Deferred income tax assets, net	394	418
Long-term investments	83	235
Other noncurrent assets	577	448
Total assets	$15,045	$15,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$293	$210
Deferred revenue	360	383
Short-term debt	100	175
Accrued expenses and other current liabilities	1,716	2,071
Total current liabilities	2,469	2,839
Deferred revenue, noncurrent	70	104
Deferred income tax liabilities, net	113	146
Long-term debt	673	698
Long-term income taxes payable	533	584
Other noncurrent liabilities	199	181
Total liabilities	4,057	4,552
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 586 and 588 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	63	49
Retained earnings	10,856	10,544
Accumulated other comprehensive income (loss)	63	70
Total stockholders’ equity	10,988	10,669
Total liabilities and stockholders’ equity	$15,045	$15,221
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$3,912	$3,546
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,401	2,194
Selling, general and administrative expenses	711	686
Depreciation and amortization expense	107	96
Income from operations	693	570
Other income (expense), net:
Interest income	41	32
Interest expense	(6)	(6)
Foreign currency exchange gains (losses), net	(31)	52
Other, net	—	1
Total other income (expense), net	4	79
Income before provision for income taxes	697	649
Provision for income taxes	(177)	(92)
Income from equity method investments	—	—
Net income	$520	$557
Basic earnings per share	$0.89	$0.92
Diluted earnings per share	$0.88	$0.92
Weighted average number of common shares outstanding - Basic	587	605
Dilutive effect of shares issuable under stock-based compensation plans	2	2
Weighted average number of common shares outstanding - Diluted	589	607
Dividends declared per common share	$0.20	$—
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2018	2017
Net income	$520	$557
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	37	17
Change in unrealized gains and losses on cash flow hedges, net of taxes	(36)	79
Change in unrealized gains and losses on available-for-sale securities, net of taxes	(7)	1
Other comprehensive income (loss)	(6)	97
Comprehensive income	$514	$654
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2017	588	$6	$49	$10,544	$70	$10,669
Cumulative effect of changes in accounting principle(1)	—	—	—	122	(1)	121
Net income	—	—	—	520	—	520
Other comprehensive income (loss)	—	—	—	—	(6)	(6)
Common stock issued, stock-based compensation plans	2	—	60	—	—	60
Stock-based compensation expense	—	—	59	—	—	59
Repurchases of common stock	(4)	—	(105)	(211)	—	(316)
Dividends	—	—	—	(119)	—	(119)
Balance, March 31, 2018	586	$6	$63	$10,856	$63	$10,988

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2016	608	$6	$358	$10,478	$(114)	$10,728
Net income	—	—	—	557	—	557
Other comprehensive income (loss)	—	—	—	—	97	97
Common stock issued, stock-based compensation plans	3	—	61	—	—	61
Stock-based compensation expense	—	—	54	—	—	54
Repurchases of common stock	(22)	—	(414)	(1,100)	—	(1,514)
Balance, March 31, 2017	589	$6	$59	$9,935	$(17)	$9,983

(1)	Reflects the adoption of accounting standards as described in Note 1.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$520	$557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117	104
Provision for doubtful accounts	2	9
Deferred income taxes	2	9
Stock-based compensation expense	59	54
Other	23	(55)
Changes in assets and liabilities:
Trade accounts receivable	(273)	(86)
Other current assets	352	20
Other noncurrent assets	(105)	(31)
Accounts payable	86	13
Deferred revenues, current and noncurrent	(2)	67
Other current and noncurrent liabilities	(393)	(384)
Net cash provided by operating activities	388	277
Cash flows from investing activities:
Purchases of property and equipment	(96)	(66)
Purchases of available-for-sale investment securities	(300)	(1,176)
Proceeds from maturity or sale of available-for-sale investment securities	193	1,488
Purchases of held-to-maturity investment securities	(222)	(349)
Proceeds from maturity of held-to-maturity investment securities	171	15
Purchases of other investments	(31)	(59)
Proceeds from maturity or sale of other investments	59	244
Payments for business combinations, net of cash acquired	(1)	(6)
Net cash (used in) provided by investing activities	(227)	91
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	60	61
Repurchases of common stock	(316)	(1,514)
Repayment of term loan borrowings and capital lease obligations	(39)	(21)
Net change in notes outstanding under the revolving credit facility	(75)	350
Dividends paid	(118)	—
Net cash (used in) financing activities	(488)	(1,124)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	30
(Decrease) in cash, cash equivalents and restricted cash	(326)	(726)
Cash and cash equivalents, beginning of year	1,925	2,034
Cash, cash equivalents and restricted cash, end of period	$1,599	$1,308
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and Regulation S-X under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2017. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited consolidated financial statements have been included and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

Recently Adopted Accounting Pronouncements

Date Issued and Topic	Date Adopted and Method	Description	Impact
May 2014 Revenue	January 1, 2018 Modified Retrospective
The new standard, as amended, sets forth a single comprehensive model for recognizing and reporting revenues. The standard also requires additional financial statement disclosures that enable users to understand the nature, amount, timing and uncertainty of revenues and cash flows relating to customer contracts. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption.
See Note 3 for the impact of adoption of this standard.
November 2016 Statement of Cash Flows	January 1, 2018 Retrospective
This update requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. It also requires a reconciliation of such totals to the amounts on the statement of financial position and disclosure as to the nature of the restrictions.

As of March 31, 2018, we had a restricted cash balance of $159 million. There were no restricted cash balances in prior periods. Accordingly, the adoption of this update resulted in an increase to the ending cash, cash equivalents and restricted cash balance presented on our unaudited consolidated statement of cash flows for the three months ended March 31, 2018.

February 2018 Income Statement - Reporting Comprehensive Income	January 1, 2018 In the period of adoption
This update provides an option for entities to reclassify stranded tax effects caused by the newly-enacted Tax Cuts and Jobs Act, or Tax Reform Act, from accumulated other comprehensive income to retained earnings.

We have early adopted this update as of January 1, 2018. The adoption resulted in a decrease of $1 million in accumulated other comprehensive income and a corresponding increase of $1 million to opening retained earnings.

New Accounting Pronouncements

Date Issued and Topic	Effective Date	Description	Impact
February 2016 Leases	January 1, 2019
The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. The methods of adoption are in the process of being finalized by the Financial Accounting Standards Board.

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

Note 2 — Internal Investigation and Related Matters

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. The investigation is also examining various other payments made in small amounts in India that may not have complied with Company policy or applicable law. In September 2016, we voluntarily notified the U.S. Department of Justice, or DOJ, and Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2009 and 2016 that may have been improper. During the year ended December 31, 2016, we recorded out-of-period corrections related to $4 million of such payments that had been previously capitalized that should have been expensed. These out-of-period corrections and the other $2 million in potentially improper payments were not material to any previously issued financial statements. There were no adjustments recorded during 2018 and 2017 related to the amounts under investigation.

Note 3 — Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers,” or the New Revenue Standard, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. For contracts that were modified before the effective date, the Company aggregated the effect of all contract modifications prior to identifying performance obligations and allocating transaction price in accordance with the practical expedient ASC 606-10-65-1-(f)-4. Upon adoption of the New Revenue Standard on January 1, 2018, we recorded a net increase to opening retained earnings of approximately $121 million, after a tax impact of $37 million. The impact of adoption primarily relates to (1) changes in the method used to measure progress on our fixed-price application maintenance, consulting and business process services contracts, (2) the longer period of amortization for costs to fulfill a contract, (3) the timing of revenue recognition and allocation of purchase price on our software license contracts, (4) the reclassification of balances representing receivables, as defined by the New Revenue Standard, from Unbilled accounts receivable to Trade accounts receivable, net, (5) the reclassification of balances representing contract assets, as defined by the New Revenue Standard, from Unbilled accounts receivable to Other current assets, as well as (6) the income tax impact of the above items, as applicable.

The following tables compare the financial statement line items materially affected by the adoption of the New Revenue Standard as of and for the three months ended March 31, 2018, to the pro-forma amounts had the previous guidance been in effect, or Pro-forma Amounts:

	March 31, 2018
	As Reported	Pro-forma Amounts	Impacts of the New Revenue Standard
	(in millions)
Assets:
Trade accounts receivable, net(1), (2)	$3,145	$3,015	$130
Unbilled accounts receivable(1), (3)	—	412	(412)
Other current assets(2), (3)	856	549	307
Total current assets			25
Other noncurrent assets(4)	577	533	44
Total assets			$69
Liabilities:
Deferred revenue(2)	$360	$471	$(111)
Total current liabilities			(111)
Deferred revenue, noncurrent(2)	70	79	(9)
Deferred income tax liabilities, net(5)	113	70	43
Total liabilities			(77)
Stockholders’ equity:
Retained earnings	10,856	10,712	144
Accumulated other comprehensive income (loss)(6)	63	61	2
Total stockholders’ equity			146
Total liabilities and stockholders’ equity			$69

	Three Months Ended March 31, 2018
	As Reported	Pro-forma Amounts	Impacts of the New Revenue Standard
	(in millions)
Revenues(2)	$3,912	$3,891	$21
Cost of revenues (4)	2,401	2,409	(8)
Selling, general and administrative expenses	711	711	—
Depreciation and amortization expense	107	107	—
Income from operations	693	664	29
Other income (expense), net	4	4	—
Income before provision for income taxes(5)	697	668	29
Provision for income taxes	(177)	(171)	(6)
Net income	$520	$497	$23
Basic earnings per share	$0.89	$0.85	$0.04
Diluted earnings per share	$0.88	$0.84	$0.04

(1)	Reflects the reclassification of balances representing receivables, as defined by the New Revenue Standard, from Unbilled accounts receivable to Trade accounts receivable, net.

(2)
Reflects the impact of changes in the method used to measure progress on our fixed-price application maintenance, consulting and business process services contracts and the timing of revenue recognition and allocation of purchase price on our software license contracts.

(3)	Reflects the reclassification of balances representing contract assets, as defined by the New Revenue Standard, from Unbilled accounts receivable to Other current assets.

(4)	Reflects the impact of a longer period of amortization for costs to fulfill a contract.

(5)	Reflects the income tax impact of the above items.

(6)	Reflects the impact of foreign currency translation related to the above impacts.

Revenue Recognition

We recognize revenues as we transfer control of deliverables (products, solutions and services) to our customers in an amount reflecting the consideration to which we expect to be entitled. To recognize revenues, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenues when a performance obligation is satisfied. We account for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience.

We may enter into arrangements that consist of multiple performance obligations. Such arrangements may include any combination of our deliverables. To the extent a contract includes multiple promised deliverables, we apply judgment to determine whether promised deliverables are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised deliverables are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to the customer.  When not directly observable, we typically estimate standalone selling price by using the expected cost plus a margin approach. We typically establish a standalone selling price range for our deliverables, which is reassessed on a periodic basis or when facts and circumstances change.

For performance obligations where control is transferred over time, revenues are recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the deliverables to be provided. Revenues related to fixed-price contracts for application development and systems integration services, consulting or other technology services are recognized as the service is performed using the cost to cost method, under which the total value of revenues is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs. Revenues related to fixed-price application maintenance, testing and business process services are recognized based on our right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered, in accordance with the practical expedient in ASC 606-10-55-18. If our invoicing is not consistent with value delivered, revenues are recognized as the service is performed based on the cost to cost method described above. The cost to cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information; such estimates and changes in estimates involve the use of judgment. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. Revenues related to fixed-price hosting and infrastructure services are recognized based on our right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered, in accordance with the practical expedient in ASC 606-10-55-18. If our invoicing is not consistent with value delivered, revenues are recognized on a straight-line basis unless revenues are earned and obligations are fulfilled in a different pattern. The revenue recognition method applied to the types of contracts described above provides the most faithful depiction of performance towards satisfaction of our performance obligations; for example, the cost to cost method is used when the value of services provided to the customer is best represented by the costs expended to deliver those services.

Revenues related to our non-hosted software license arrangements that do not require significant modification or customization of the underlying software are recognized when the software is delivered as control is transferred at a point in time. For software license arrangements that require significant functionality enhancements or modification of the software, revenues for the software license and related services are recognized as the services are performed in accordance with the methods described above. In software hosting arrangements, the rights provided to the customer, such as ownership of a license, contract termination provisions and the feasibility of the client to operate the software, are considered in determining whether the arrangement includes a license or a service. Sales and usage-based fees promised in exchange for licenses of intellectual property are not recognized as revenue until the uncertainty related to the variable amounts is resolved. Revenues related to software maintenance and support are generally recognized on a straight-line basis over the contract period.

Revenues related to our time-and-materials, transaction-based or volume-based contracts are recognized over the period the services are provided in a manner that corresponds with the value transferred to the customer to-date relative to the remaining services to be provided.

Revenues also include the reimbursement of out-of-pocket expenses. Our warranties generally provide a customer with assurance that the related deliverable will function as the parties intended because it complies with agreed-upon specifications and is therefore not considered an additional performance obligation in the contract.

From time to time, we may enter into arrangements with third party suppliers to resell products or services. In such cases, we evaluate whether we are the principal (i.e. report revenues on a gross basis) or agent (i.e. report revenues on a net basis). In doing so, we first evaluate whether we control the good or service before it is transferred to the customer. If we control the good or service before it is transferred to the customer, we are the principal; if not, we are the agent. Determining whether we control the good or service before it is transferred to the customer may require judgment.

Our contracts may be modified to add, remove or change existing performance obligations. The accounting for modifications to our contracts involves assessing whether the services added to an existing contract are distinct and whether the pricing is at the standalone selling price. Services added that are not distinct are accounted for on a cumulative catch up basis, while those that are distinct are accounted for prospectively, either as a separate contract if the additional services are priced at the standalone selling price, or as a termination of the existing contract and creation of a new contract if not priced at the standalone selling price. Services added to our application development and systems integration service contracts are typically not distinct, while services added to our other contracts, including application maintenance, testing and business process services contracts, are typically distinct.

Incentive revenues, volume discounts, or any other form of variable consideration is estimated using either the sum of probability weighted amounts in a range of possible consideration amounts (expected value), or the single most likely amount in a range of possible consideration amounts (most likely amount), depending on which method better predicts the amount of consideration to which we may be entitled. We include in the transaction price variable consideration only to the extent it is probable that a significant reversal of revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price may involve judgment and are based largely on an assessment of our anticipated performance and all information that is reasonably available to us.

We assess the timing of the transfer of goods or services to the customer as compared to the timing of payments to determine whether a significant financing component exists. As a practical expedient, we do not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less. If the difference in timing arises for reasons other than the provision of finance to either the customer or us, no financing component is deemed to exist. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our services, not to receive or provide financing from or to customers. We do not consider set up or transition fees paid upfront by our customers to represent a financing component, as such fees are required to encourage customer commitment to the project and protect us from early termination of the contract.

Costs to Fulfill

Recurring operating costs for contracts with customers are recognized as incurred. Certain eligible, nonrecurring costs incurred in the initial phases of our application maintenance, business process outsourcing and infrastructure services contracts (i.e. set-up or transition costs) are capitalized when such costs (1) relate directly to the contract, (2) generate or enhance resources of the Company that will be used in satisfying the performance obligation in the future, and (3) are expected to be recovered. These costs are expensed ratably over the estimated life of the customer relationship, including expected renewals. In determining the estimated life of the customer relationship, we evaluate the average contract term, on a portfolio basis by nature of the services to be provided, as well as the rate of technological and industry change. Capitalized amounts are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows are not sufficient to recover the carrying amount of the capitalized costs to fulfill.

The following table presents information related to the capitalized costs to fulfill, such as set-up or transition activities, for the three months ended March 31, 2018. Costs to obtain contracts are immaterial for the periods disclosed and were expensed as incurred.

Costs to Fulfill
(in millions)
Balance - January 1, 2018	$303
Amortization expense	(14)
Costs capitalized	39
Other	2
Balance - March 31, 2018	$330
Costs to fulfill are recorded in "Other noncurrent assets" in our consolidated statements of financial position.

Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For example, we recognize a receivable for revenues related to our time and materials and transaction or volume-based contracts. We present such receivables in Trade accounts receivable, net in our consolidated statements of financial position at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in Other current assets in our consolidated statements of financial position and primarily relate to unbilled amounts on fixed-price contracts utilizing the cost to cost method of revenue recognition. The table below shows significant movements in contract assets:

Contract Assets
(in millions)
Balance - January 1, 2018	$306
Revenues recognized during the period but not billed	225
Amounts reclassified to accounts receivable	(225)
Other	1
Balance - March 31, 2018	$307

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize the revenues. The noncurrent portion of deferred revenue is included in other noncurrent liabilities in our consolidated statements of financial position.

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the period disclosed:

Deferred Revenue
(in millions)
Balance - January 1, 2018	$431
Amounts billed but not recognized as revenues	99
Revenues recognized related to the opening balance of deferred revenue	(100)
Balance - March 31, 2018	$430
Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period.
Revenues recognized during the three months ended March 31, 2018 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations

ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. This disclosure is not required for:

(1)	contracts with an original duration of one year or less, including contracts that can be terminated for convenience without a substantive penalty,

(2)	contracts for which we recognize revenues based on the right to invoice for services performed,

(3)
variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606-10-32-40 have been met, or

(4)	variable consideration in the form of a sales-based or usage based royalty promised in exchange for a license of intellectual property.

Many of our performance obligations meet one or more of these exemptions. As of March 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $1,752 million, of which approximately 70% is expected to be recognized as revenues within 2 years, and the remainder thereafter.
Disaggregation of Revenues

The table below presents disaggregated revenues from contracts with customers by customer location, service line and contract-type for each of our business segments. We believe this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors.

	Three Months Ended
	March 31, 2018
	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
	(in millions)
Revenues
Geography:
North America	$1,044	$1,023	$572	$336	$2,975
United Kingdom	116	23	87	84	310
Rest of Europe	162	61	109	42	374
Europe - Total	278	84	196	126	684
Rest of World	139	14	53	47	253
Total	$1,461	$1,121	$821	$509	$3,912

Service line:
Consulting and technology services	$871	$638	$481	$278	$2,268
Outsourcing services	590	483	340	231	1,644
Total	$1,461	$1,121	$821	$509	$3,912

Type of contract:
Time and materials	$935	$448	$369	$306	$2,058
Fixed-price	471	511	361	179	1,522
Transaction or volume-based	55	162	91	24	332
Total	$1,461	$1,121	$821	$509	$3,912

Note 4 — Investments
Our investments were as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Short-term investments:
Equity investment securities	$25	$25
Available-for-sale investment securities	2,069	1,972
Held-to-maturity investment securities	943	745
Time deposits(1)	353	389
Total short-term investments	$3,390	$3,131

Long-term investments:
Equity and cost method investments	$77	$74
Held-to-maturity investment securities	6	161
Total long-term investments	$83	$235

(1)	Includes $348 million in restricted time deposits as of March 31, 2018. See Note 14.

Equity Investment Securities

Our equity investment securities consist of a U.S. dollar denominated investment in a fixed income mutual fund. Unrealized losses for the three months ended March 31, 2018 and 2017 were immaterial. The value of the fixed income mutual fund invested in fixed income securities is based on the net asset value, or NAV, of the fund, with appropriate consideration of the liquidity and any restrictions on disposition of our investment in the fund. There were no realized gains or losses on equity securities during the three months ended March 31, 2018 and 2017.

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

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at March 31, 2018 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$643	$—	$(9)	$634
Corporate and other debt securities	448	—	(6)	442
Certificates of deposit and commercial paper	563	—	—	563
Asset-backed securities	305	—	(3)	302
Municipal debt securities	129	—	(1)	128
Total available-for-sale investment securities	$2,088	$—	$(19)	$2,069

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2017 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$667	$—	$(6)	$661
Corporate and other debt securities	439	—	(2)	437
Certificates of deposit and commercial paper	450	—	—	450
Asset-backed securities	297	—	(2)	295
Municipal debt securities	130	—	(1)	129
Total available-for-sale investment securities	$1,983	$—	$(11)	$1,972

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of March 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$517	$(7)	$94	$(2)	$611	$(9)
Corporate and other debt securities	331	(5)	111	(1)	442	(6)
Certificates of deposit and commercial paper	399	—	—	—	399	—
Asset-backed securities	214	(2)	85	(1)	299	(3)
Municipal debt securities	107	(1)	16	—	123	(1)
Total	$1,568	$(15)	$306	$(4)	$1,874	$(19)

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

The unrealized losses for the above securities as of March 31, 2018 and December 31, 2017 were primarily attributable to changes in interest rates. At each reporting date, we perform an evaluation of impaired available-for-sale securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of March 31, 2018. The gross unrealized gains and losses in the above tables were recorded, net of tax, in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position.

The contractual maturities of our fixed income available-for-sale investment securities as of March 31, 2018 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$729	$728
Due after one year up to two years	500	494
Due after two years up to three years	495	487
Due after three years	59	58
Asset-backed securities	305	302
Total available-for-sale investment securities	$2,088	$2,069

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Proceeds from sales of available-for-sale investment securities	$125	$1,248

Gross gains	$—	$1
Gross losses	(1)	(1)
Net realized (losses) on sales of available-for-sale investment securities	$(1)	$—

Held-to-Maturity Investment Securities

Our held-to-maturity investment securities consist of Indian rupee denominated investments primarily in commercial paper, corporate bonds and government debt securities. Our investment guidelines are to purchase securities that are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis.

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at March 31, 2018 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$481	$—	$(1)	$480
Commercial paper	462	—	(1)	461
Total short-term held-to-maturity investments	943	—	(2)	941
Long-term investments:
Corporate and other debt securities	6	—	—	6
Total held-to-maturity investment securities	$949	$—	$(2)	$947

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at December 31, 2017 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$346	$—	$(1)	$345
Commercial paper	399	—	(2)	397
Total short-term held-to-maturity investments	745	—	(3)	742
Long-term investments:
Corporate and other debt securities	161	—	(1)	160
Total held-to-maturity investment securities	$906	$—	$(4)	$902

The fair value and related unrealized losses of held-to-maturity investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of March 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate and other debt securities	$327	$(1)	$32	$—	$359	$(1)
Commercial paper	322	(1)	—	—	322	(1)
Total	$649	$(2)	$32	$—	$681	$(2)

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

At each reporting date, the Company performs an evaluation of held-to-maturity securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of March 31, 2018.
The contractual maturities of our fixed income held-to-maturity investment securities as of March 31, 2018 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$943	$941
Due after two years	6	6
Total held-to-maturity investment securities	$949	$947

During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers of investments between our available-for-sale and held-to-maturity investment portfolios.

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Compensation and benefits	$848	$1,272
Income taxes	74	48
Professional fees	103	100
Travel and entertainment	38	32
Customer volume and other incentives	318	289
Derivative financial instruments	2	5
Other	333	325
Total accrued expenses and other current liabilities	$1,716	$2,071

Note 6 — Debt

In 2014, we entered into a credit agreement with a commercial bank syndicate, or, as amended, the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature in November 2019. All notes drawn to date under the revolving credit facility have been less than 90 days in duration. We are required under the Credit Agreement to make scheduled quarterly principal payments on the term loan. We were in compliance with all debt covenants and representations as of March 31, 2018.

Short-term Debt

The following summarizes our short-term debt balances as of:

	March 31, 2018	December 31, 2017
	(in millions)
Notes outstanding under revolving credit facility	$—	$75
Term loan - current maturities	100	100
Total short-term debt	$100	$175
Long-term Debt

The following summarizes our long-term debt balances as of:

	March 31, 2018	December 31, 2017
	(in millions)
Term loan, due November 2019	$775	$800
Less:
Current maturities	(100)	(100)
Deferred financing costs	(2)	(2)
Long-term debt, net of current maturities	$673	$698

Note 7 — Income Taxes
On December 22, 2017, the United States enacted the Tax Reform Act, which significantly revised the U.S. corporate income tax law for tax years beginning after December 31, 2017 by (among other provisions):

•	reducing the U.S. federal statutory corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017;

•	implementing a modified territorial tax system that includes a one-time transition tax on all accumulated undistributed earnings of foreign subsidiaries;

•	providing for a full deduction on future dividends received from foreign affiliates; and

•	imposing a U.S. income tax on global intangible low-taxed income, or GILTI.
During the fourth quarter of 2017, in accordance with the SEC Staff Accounting Bulletin No. 118 - Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded a one-time provisional net income tax expense of $617 million, which was comprised of: (i) the one-time transition tax expense on accumulated undistributed earnings of foreign subsidiaries of $635 million, (ii) foreign and U.S. state income tax expense that will be applicable upon repatriation of the accumulated undistributed earnings of our foreign subsidiaries, other than our Indian subsidiaries, of $53 million, partially offset by (iii) an income tax benefit of $71 million resulting from the revaluation of U.S. net deferred income tax liabilities to the new lower U.S. income tax rate. The transition tax on undistributed earnings is payable over eight years. The one-time incremental income tax expense is provisional as it reflects certain assumptions based upon our interpretation of the Tax Reform Act and may change, possibly materially, as we receive additional clarification and guidance and as the interpretation of the Tax Reform Act evolves over time. During the first quarter of 2018, we have not recorded any adjustments to the one-time provisional net income tax expense. We anticipate completing the accounting for the Tax Reform Act within the measurement period.
Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Our Indian profits ineligible for SEZ benefits are subject to corporate income tax at the rate of 34.9%. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the rate of 21.5%. Any MAT paid is creditable against future Indian corporate income tax, subject to limitations.
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2018	2017
Effective income tax rate	25.4%	14.2%
The effective tax rate for the three months ended March 31, 2017 was affected by the recognition of income tax benefits previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million. The recognition of these benefits in the first quarter of 2017 was based on management’s reassessment regarding whether certain unrecognized tax benefits met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefits. Our March 31, 2018 effective tax rate benefitted from the new lower U.S. federal statutory corporate income tax rate, partially offset by the estimated incremental income tax expense related to the current interpretation of the GILTI provision of the Tax Reform Act. The estimate of our annual effective income tax rate reflects the current interpretation of the Tax Reform Act and may change as we receive additional clarification and guidance and as the interpretation of the Tax Reform Act evolves over time.
We are involved in an ongoing dispute with the Indian Income Tax Department, or ITD, in connection with which we received a notice in March 2018 asserting that the ITD is owed additional taxes on our previously disclosed 2016 India Cash Remittance, the transaction undertaken by our principal operating subsidiary in India, or CTS India, to repurchase shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of that transaction, undertaken pursuant to a plan approved by the Madras High Court in Chennai, India, we previously paid $135 million in Indian income taxes, which we believe are all the applicable taxes owed for this transaction under Indian law. The ITD is asserting that we owe an additional $507 million related to the 2016 India Cash Remittance. In addition to the dispute on the 2016 India Cash Remittance, we are involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes collectively referred to as the ITD Dispute), for which we also believe we have paid all the applicable taxes owed. Accordingly, we have not recorded any reserves for these matters as of March 31, 2018. The ITD Dispute is ongoing, and no final decision has been reached.

In March 2018, the ITD placed an attachment on certain of our India bank accounts, relating to the 2016 India Cash Remittance. In April 2018, the Madras High Court granted our application for a stay of the actions of the ITD and lifted the ITD’s attachment of our bank accounts. As part of the interim stay order, we have deposited $76 million, representing 15% of the disputed tax amount related to the 2016 India Cash Remittance, to be kept in a segregated account by the ITD. In addition, the court has placed a lien on certain time deposits of CTS India in the amount of $431 million, which is the remainder of the disputed tax amount related to the 2016 India Cash Remittance. See Note 14 for a description of our restricted assets as of March 31, 2018 relating to this matter.

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

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

		March 31, 2018		December 31, 2017
Designation of Derivatives	Location on Statements of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$97	$—	$134	$—
	Other noncurrent assets	9	—	20	—
	Other noncurrent liabilities	—	1	—	—
	Total	106	1	154	—
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	1	—	—	—
	Accrued expenses and other current liabilities	—	2	—	5
	Total	1	2	—	5
Total		$107	$3	$154	$5

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2018, 2019 and the first quarter of 2020. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the forecasted Indian rupee denominated payments are recorded in earnings. As of March 31, 2018, we estimate that $72 million, net of tax, of net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized gains included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	March 31, 2018	December 31, 2017
	(in millions)
2018	$983	$1,185
2019	885	720
2020	135	—
Total notional value of contracts outstanding	$2,003	$1,905
Net unrealized gains included in accumulated other comprehensive income (loss), net of taxes	$79	$115

Upon settlement or maturity of the cash flow hedge contracts, we record the gains or losses, based on our designation at the commencement of the contract, with the related hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax gains on our cash flow hedges for the three months ended March 31:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2018	2017		2018	2017
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$(14)	$124	Cost of revenues	$30	$17
			Selling, general and administrative expenses	5	3
			Total	$35	$20

The activity related to the change in net unrealized gains on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 10.

Other Derivatives

We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies, primarily the Indian rupee and British pound, other than the functional currency of our foreign subsidiaries. We entered into a series of foreign exchange forward contracts that are scheduled to mature in 2018. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments is as follows:

	March 31, 2018		December 31, 2017
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$301	$(1)	$255	$(5)

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three months ended March 31:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2018	2017
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$2	$(10)

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$335	$—	$—	$335
Commercial paper	—	248	—	248
Total cash equivalents	335	248	—	583
Short-term investments:
Time deposits(1)	—	353	—	353
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	566	68	—	634
Corporate and other debt securities	—	442	—	442
Certificates of deposit and commercial paper	—	563	—	563
Asset-backed securities	—	302	—	302
Municipal debt securities	—	128	—	128
Total available-for-sale investment securities	566	1,503	—	2,069
Held-to-maturity investment securities:
Commercial paper	—	461	—	461
Corporate and other debt securities	—	480	—	480
Total short-term held-to-maturity investment securities	—	941	—	941
Total short-term investments(2)	566	2,797	—	3,363
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	6	—	6
Total long-term held-to-maturity investment securities	—	6	—	6
Total long-term investments(3)	—	6	—	6
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	98	—	98
Accrued expenses and other current liabilities	—	(2)	—	(2)
Other noncurrent assets	—	9	—	9
Other noncurrent liabilities	—	(1)	—	(1)
Total	$901	$3,155	$—	$4,056

(1)	Includes $348 million in restricted time deposits. See Note 14.

(2)	Excludes an equity security invested in a mutual fund valued at $25 million based on the NAV of the fund.

(3)	Excludes equity and cost method investments of $77 million, which are accounted for using the equity method of accounting and at cost, respectively.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$334	$—	$—	$334
Bank deposits	—	80	—	80
Commercial paper	—	386	—	386
Total cash equivalents	334	466	—	800
Short-term investments:
Time deposits	—	389	—	389
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	585	76	—	661
Corporate and other debt securities	—	437	—	437
Certificates of deposit and commercial paper	—	450	—	450
Asset-backed securities	—	295	—	295
Municipal debt securities	—	129	—	129
Total available-for-sale investment securities	585	1,387	—	1,972
Held-to-maturity investment securities:
Commercial paper	—	397	—	397
Corporate and other debt securities	—	345	—	345
Total held-to-maturity investment securities	—	742	—	742
Total short-term investments(1)	585	2,518	—	3,103
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	160	—	160
Total held-to-maturity investment securities	—	160	—	160
Total long-term investments(2)	—	160	—	160
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	134	—	134
Accrued expenses and other current liabilities	—	(5)	—	(5)
Other noncurrent assets	—	20	—	20
Total	$919	$3,293	$—	$4,212

(1)	Excludes an equity security invested in a mutual fund valued at $25 million based on the NAV of the fund.

(2)	Excludes equity and cost method investments of $74 million, which are accounted for using the equity method of accounting and at cost, respectively.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, debt securities issued by supranational institutions, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of deposits approximated fair value as of March 31, 2018 and December 31, 2017.

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

During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 10 — Stockholders' Equity
Stock Repurchase Program
We have entered into multiple accelerated stock repurchase agreements, or ASRs, under our stock repurchase program authorized by our Board of Directors. The ASR activity and related information during the three months ended March 31, 2018 and the year ended December 31, 2017 were as follows:

	Purchase Period End Date	Number of Shares		Average Repurchase Price per Share	ASR Amount
		(in millions)			(in millions)
March 2018 ASR	(1)	3.0	(1)	(1)	$300
December 2017 ASR	March 2018	4.0	(2)	$75.75	$300
March 2017 ASR	August 2017	23.7		$63.19	$1,500
___________________

(1)
Under the terms of the March 2018 ASR and in exchange for up-front payments of $300 million, the financial institution initially delivered 3.0 million shares, a portion of the Company's total expected shares to be repurchased under the March 2018 ASR. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the purchase period, which is scheduled to end during the second quarter of 2018, based on the volume-weighted average price of the Company's common stock during that period.

(2)	Includes 3.6 million shares initially delivered in December 2017 and 0.4 million shares delivered in March 2018 upon the final settlement of the ASR.
Our stock repurchase program allows for the repurchase of $3,500 million of our outstanding shares of Class A common stock, excluding fees and expenses, through December 31, 2019. As of March 31, 2018, the remaining available balance under our stock repurchase program was $1,400 million.

Stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended March 31, 2018 and 2017, such repurchases totaled 0.2 million shares at an aggregate cost of $16 million, and 0.2 million shares at an aggregate cost of $14 million, respectively.

Dividends

Dividends on our Class A common stock during the periods presented were as follows:

	Dividends per Share	Amount
		(in millions)
2018:
Three months ended March 31, 2018	$0.20	$119
2017:
Three months ended June 30, 2017	$0.15	$89
Three months ended September 30, 2017	0.15	90
Three months ended December 31, 2017	0.15	89
Year ended December 31, 2017		$268

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2018:

	Three Months
	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(38)	$—	$(38)
Change in foreign currency translation adjustments	41	(4)	37
Ending balance	$3	$(4)	$(1)

Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(11)	$4	$(7)
Cumulative effect of change in accounting principle(1)	—	(1)	(1)
Net unrealized (losses) arising during the period	(9)	1	(8)
Reclassification of net losses to Other, net	1	—	1
Net change	(8)	—	(8)
Ending balance	$(19)	$4	$(15)

Unrealized gains on cash flow hedges:
Beginning balance	$154	$(39)	$115
Unrealized (losses) arising during the period	(14)	5	(9)
Reclassifications of net (gains) to:
Cost of revenues	(30)	7	(23)
Selling, general and administrative expenses	(5)	1	(4)
Net change	(49)	13	(36)
Ending balance	$105	$(26)	$79

Accumulated other comprehensive income (loss):
Beginning balance	$105	$(35)	$70
Other comprehensive income (loss)	(16)	9	(7)
Ending balance	$89	$(26)	$63

(1)	Reflects the adoption of accounting standards as described in Note 1.

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2017:

	Three Months
	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(149)	$—	$(149)
Change in foreign currency translation adjustments	17	—	17
Ending balance	$(132)	$—	$(132)

Unrealized gains on available-for-sale investment securities:
Beginning balance	$(6)	$2	$(4)
Net unrealized gains arising during the period	2	(1)	1
Reclassification of net (gains) to Other, net	—	—	—
Net change	2	(1)	1
Ending balance	$(4)	$1	$(3)

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$51	$(12)	$39
Unrealized gains arising during the period	124	(30)	94
Reclassifications of net (gains) to:
Cost of revenues	(17)	4	(13)
Selling, general and administrative expenses	(3)	1	(2)
Net change	104	(25)	79
Ending balance	$155	$(37)	$118

Accumulated other comprehensive income (loss):
Beginning balance	$(104)	$(10)	$(114)
Other comprehensive income (loss)	123	(26)	97
Ending balance	$19	$(36)	$(17)

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

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. The investigation is also examining various other payments made in small amounts in India that may not have complied with Company policy or applicable law. In September 2016, we voluntarily notified the DOJ and SEC and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2009 and 2016 that may have been improper. During the year ended December 31, 2016, we recorded out-of-period corrections related to $4 million of such payments that were previously capitalized that should have been expensed. These out-of-period corrections and the other $2 million in potentially improper payments were not material to any previously issued financial statements. There were no adjustments recorded during 2018 and 2017 related to the amounts under investigation.

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

We have indemnification and expense advancement obligations pursuant to our Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the ongoing internal investigation, we have received requests under such indemnification agreements and our Bylaws to provide funds for legal fees and other expenses, and expect additional requests in connection with the investigation and related litigation. We have not recorded any liability for these matters as of March 31, 2018 as we cannot estimate the ultimate outcome at this time but have expensed payments made through March 31, 2018.

We have maintained directors and officers insurance, from which a portion of the indemnification expenses and costs related to the putative securities class action complaints may be recoverable, and have recorded an insurance receivable of less than $1 million as of March 31, 2018.

See Note 7 for information relating to the ITD Dispute.
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

Note 12 — Related Party Transactions
Brackett B. Denniston, III was the Interim General Counsel and an executive officer of the Company from December 2016 until May 15, 2017, during which period Mr. Denniston was also a Senior Counsel at the law firm of Goodwin Procter LLP, or Goodwin. During the three months ended March 31, 2017, Goodwin performed legal services for the Company for which it earned approximately $2 million. For such period and other periods when Goodwin was a related party of the Company, the provision of legal services from Goodwin was reviewed and approved by our Audit Committee. During the three months ended March 31, 2018, Goodwin was not a related party of the Company.

Note 13 — Segment Information
Our reportable segments are:

•	Financial Services, which consists of our banking and insurance operating segments;

•	Healthcare, which consists of our healthcare and life sciences operating segments;

•	Products and Resources, which consists of our retail and consumer goods, manufacturing and logistics, travel and hospitality, and energy and utilities operating segments; and

•	Communications, Media and Technology, which includes our communications and media operating segment and our technology operating segment.
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
In 2018, we made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the changes is to charge to our business segments costs that are directly managed and controlled by them. Specifically, segment operating profit now includes the stock-based compensation expense of sales managers, account executives, account managers and project teams, which was previously included in "unallocated costs." In addition, we have changed the methodology of charging our business segments for the use of our global delivery centers and infrastructure from a fixed per employee charge to a variable per employee charge. We have reported our segment operating profits using the new measurement methodology and have restated the prior period results to conform to the new methodology.
Expenses included in segment operating profit consist principally of direct selling and delivery costs (including stock-based compensation expense) as well as a per employee charge for use of our global delivery centers and infrastructure. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, costs related to our realignment program, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated costs” and adjusted against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.
As described in Note 3 to our unaudited consolidated financial statements, on January 1, 2018, we adopted the New Revenue Standard, using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies.

Revenues from external customers and segment operating profit, before unallocated expenses, by reportable segment were as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Revenues:
Financial Services	$1,461	$1,376
Healthcare	1,121	1,003
Products and Resources	821	737
Communications, Media and Technology	509	430
Total revenues	$3,912	$3,546

Segment Operating Profit:
Financial Services	$447	$427
Healthcare	338	274
Products and Resources	256	217
Communications, Media and Technology	159	135
Total segment operating profit	1,200	1,053
Less: unallocated costs	507	483
Income from operations	$693	$570

Geographic Area Information
Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Revenues: (1)
North America(2)	$2,975	$2,761
United Kingdom	310	274
Rest of Europe	374	285
Europe - Total	684	559
Rest of World (3)	253	226
Total	$3,912	$3,546

	As of
	March 31, 2018	December 31, 2017
	(in millions)
Long-lived Assets: (4)
North America(2)	$387	$360
Europe	66	63
Rest of World (3)(5)	880	901
Total	$1,333	$1,324
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(5)	Substantially all of these long-lived assets relate to our operations in India.

Note 14 — Subsequent Events

Business Combination

In April 2018, we completed the previously announced acquisition of Bolder Healthcare Solutions, a privately-held U.S. provider of revenue cycle management solutions to the healthcare industry for initial consideration of approximately $477 million. This acquisition expands our healthcare consulting, technology, and business process services portfolio and strengthens our position in digital healthcare technology and operations.

Restricted Cash and Time Deposits

Based on the April 2018 events related to the dispute with the ITD with respect to the 2016 India Cash Remittance described in Note 7, we have classified the March 31, 2018 cash and time deposits affected by the dispute with the ITD as restricted assets. The following table summarizes total restricted assets that are included in our consolidated statements of financial position as of March 31, 2018:

Restricted Assets
(in millions)
Restricted cash (1)	$159
Short-term investments (2)	348
Total restricted assets at March 31, 2018	$507

(1)
The restricted cash balance at March 31, 2018 is composed of $76 million of cash that in April 2018 was placed in a segregated account with the ITD and $83 million of cash that, in April 2018, was invested into a time deposit and placed under lien by court order.

(2)
The restricted short-term investments balance consists of time deposits in India as of March 31, 2018 that were subsequently restricted by court order in April 2018. This balance of $348 million, together with the additional deposit of $83 million described in note (1), comprise the $431 million of deposits currently subject to lien.

There were no restricted cash and deposits as of December 31, 2017.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of financial position to the amounts shown in the consolidated statements of cash flows:

	March 31
	2018	2017
	(in millions)
Cash and cash equivalents	$1,440	$1,308
Restricted cash	159	—
Total cash, cash equivalents and restricted cash	$1,599	$1,308

See Note 7 for additional information on the ITD Dispute.

Dividend

On May 4, 2018, our Board of Directors approved the Company's declaration of a $0.20 per share dividend with a record date of May 22, 2018 and a payment date of May 31, 2018.

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
In 2017, we began a realignment of our business to improve the overall efficiency of our operations while continuing to drive revenue growth. In addition, to accelerate our shift to digital services and solutions, we are deploying the following strategies: aligning our digital services and solutions along three practice areas, investing to scale these digital practice areas across our business segments and geographies, continuing to develop our core business and selectively targeting higher margin work within our core business. We believe these strategies will enable us to gradually expand our non-GAAP operating margins1 with the goal of achieving 22% non-GAAP operating margin1 in 2019. There can be no assurances that we will be successful in achieving the objectives of these plans or that other factors beyond our control, including the various risks set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, will not cause us to fail to achieve the targeted improvements.
In February 2017, we announced a plan to return $3.4 billion to our stockholders over a two-year period. To date, as part of this plan, we have repurchased $2.1 billion of stock through accelerated stock repurchase agreements, or ASRs, and paid dividends of $383 million. In May 2017, we initiated a quarterly cash dividend and, in February 2018, we increased our quarterly dividend to $0.20 per share from $0.15 per share. In the first quarter of 2018, we paid dividends totaling $118 million. On an ongoing basis, we review our capital return plan, considering our financial performance and liquidity position, investments required to execute our strategic initiatives, the economic outlook, regulatory changes and other relevant factors. We are currently evaluating the impact of the Tax Cuts and Jobs Act, or Tax Reform Act, on our capital return plan.
On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers,” or New Revenue Standard, using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. For the three months ended March 31, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $21 million, income from operations of $29 million and diluted earnings per share of $0.04 per share. See Note 3 to our unaudited consolidated financial statements for additional information.
The following table sets forth summarized operating results for the three months ended March 31, 2018 and 2017:

					Increase / Decrease
	2018		2017		$	%
	(Dollars in millions, except per share data)
Revenues	$3,912		$3,546		$366	10.3
Income from operations and operating margin	693	17.7%	570	16.1%	123	21.6
Net income	520		557		(37)	(6.6)
Diluted earnings per share	0.88		0.92		(0.04)
Other Financial Information[1]
Non-GAAP income from operations and Non-GAAP operating margin	794	20.3%	669	18.9%	125	18.7
Non-GAAP diluted earnings per share	1.06		0.84		0.22

1
Non-GAAP operating margin and non-GAAP earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measures.

The following charts set forth revenues and revenue growth by business segment and geography for the three months ended March 31, 2018 and 2017:
The following factors impacted our revenue growth during the three months ended March 31, 2018 as compared to March 31, 2017:

•	Solid performance in our Communications, Media and Technology, Products and Resources and Healthcare segments;

•
Revenues in our Financial Services business segment grew below Company average as certain banking customers continue to optimize the cost of supporting their systems and operations as they shift their spend to transformation and digital services;

•	Sustained strength in the North American market;

•	Continued penetration of the European and Rest of World (primarily Asia Pacific) markets.

◦
Revenues from our customers in Europe grew 22.4% inclusive of a positive currency impact of 11.7%. Specifically, revenues from our Rest of Europe customers, increased 31.2% inclusive of a positive currency impact of 12.7%, while within the United Kingdom we experienced an increase in revenues of 13.1% inclusive of a positive currency impact of 10.7%. Revenue growth in the United Kingdom was negatively affected by weakness in the banking sector in that region;

•	Increased customer spending on discretionary projects;

•	Expansion of our service offerings, including consulting and digital services, next-generation IT solutions and platform-based solutions;

•	Continued expansion of the market for global delivery of technology and business process services; and

•	Increased penetration at existing customers, including strategic customers.
Our customers seek to meet a dual mandate of achieving more efficient and effective operations, while investing in digital technologies that are reshaping their business models. Increasingly, the relative emphasis among our customers is shifting towards investment and innovation, as reflected in accelerated demand for our digital services. We continue to see demand for larger, more complex projects that are transformational for our customers, including managed services contracts. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater period-to-period variability in our operating results. We increased the number of strategic customers by 7 during the quarter, bringing the total number of our strategic customers to 364. We define a strategic customer as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.
Our operating margin increased to 17.7% for the quarter ended March 31, 2018 from 16.1% for the quarter ended March 31, 2017, while our non-GAAP operating margin for the same period increased to 20.3%2 from 18.9%2. The increases in both our GAAP and non-GAAP operating margins were due to a decrease, as a percentage of revenues, in compensation and benefit costs, immigration costs and subcontractor and other operating costs, partially offset by an increase in depreciation due to recent acquisitions and the appreciation of the Indian rupee against the U.S. dollar.

2
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

On December 22, 2017, the United States enacted the Tax Reform Act, which significantly revised the U.S. corporate income tax law for tax years beginning after December 31, 2017. During the fourth quarter of 2017, we recorded a one-time provisional net income tax expense of $617 million, which reflects certain assumptions based upon our interpretation of the Tax Reform Act and may change, possibly materially, as we receive additional clarification and guidance and as the interpretation of the Tax Reform Act evolves over time. During the first quarter of 2018, we have not recorded any adjustments to the one-time provisional net income tax expense. We anticipate completing the accounting for the Tax Reform Act within the measurement period. See Note 7 to our unaudited consolidated financial statements for additional information.
Our effective income tax rate for the first quarter of 2018 was 25.4% as compared to 14.2% in the same period of 2017. For the three months ended March 31, 2018, our effective tax rate increased primarily due to the recognition in the first quarter of 2017 of income tax benefits previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million and the 2018 estimated incremental income tax expense related to the current interpretation of the global intangible low-taxed income, or GILTI, provision of the Tax Reform Act, partially offset by the new lower U.S. income tax rate in 2018.
As previously disclosed, the Company is conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. The investigation is also examining various other payments made in small amounts in India that may not have complied with Company policy or applicable law. In September 2016, we voluntarily notified the Department of Justice, or DOJ, and the Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2009 and 2016 that may have been improper. In 2016, we recorded an out-of-period correction related to $4 million of such payments that had been previously capitalized that should have been expensed. There were no adjustments recorded during 2018 or 2017 related to the amounts under investigation.
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
During the quarters ended March 31, 2018 and 2017, we incurred $3 million and $14 million, respectively, in costs related to the FCPA investigation and related lawsuits. We expect to continue to incur expenses related to these matters.

We are involved in an ongoing dispute with the Indian Income Tax Department, or ITD, in connection with which we received a notice in March 2018 asserting that the ITD is owed additional taxes on our previously disclosed 2016 India Cash Remittance, the transaction undertaken by our principal operating subsidiary in India, or CTS India, to repurchase shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of that transaction, undertaken pursuant to a plan approved by the Madras High Court in Chennai, India, we previously paid $135 million in Indian income taxes, which we believe are all the applicable taxes owed for this transaction under Indian law. The ITD is asserting that we owe an additional $507 million related to the 2016 India Cash Remittance. In addition to the dispute on the 2016 India Cash Remittance, we are involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes collectively referred to as the ITD Dispute), for which we also believe we have paid all applicable taxes owed. Accordingly, we have not recorded any reserves for these matters as of March 31, 2018. The ITD Dispute is ongoing, and no final decision has been reached. While we believe that we have paid all applicable taxes related to the transactions underlying the ITD Dispute, if it is ultimately determined that we are liable for the full amount of additional taxes the ITD alleges we owe, there could be a material adverse effect on our results of operations, cash flows and financial condition.

In March 2018, the ITD placed an attachment on certain of our India bank accounts, relating to the 2016 India Cash Remittance. In April 2018, the Madras High Court granted our application for a stay of the actions of the ITD and lifted the ITD’s attachment of our bank accounts. As part of the interim stay order, we have deposited $76 million, representing 15% of the disputed tax amount related to the 2016 India Cash Remittance, to be kept in a segregated account by the ITD. In addition, the court has placed a lien on certain time deposits of CTS India in the amount of $431 million, which is the remainder of the disputed tax amount related to the 2016 India Cash Remittance. See Note 7 and Note 14 to our unaudited consolidated financial statements for additional information and impact on our financial statements.
We finished the first quarter of 2018 with approximately 261,400 employees, which is an increase of approximately 200 as compared to March 31, 2017. Annualized turnover, including both voluntary and involuntary, was approximately 20.3% for the three months ended March 31, 2018. The majority of our turnover occurs in India. The higher than usual annualized turnover rate reflects the highly competitive labor market in our industry in the geographies in which we compete for talent, including India. Annualized attrition rates on-site at customers are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff.
During the remainder of 2018, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Demand from our customers for digital services;

•	Our customers' dual mandate of simultaneously achieving cost savings while investing in transformation and innovation;

•	Continued focus by customers on directing technology spending towards cost containment projects;

•	Secular changes driven by evolving digital technologies and regulatory changes, including potential regulatory changes with respect to immigration and taxes;

•	Demand from our healthcare customers may continue to be affected by the uncertainty in the regulatory and secular environments;

•
Demand from certain banking customers may continue to be negatively affected by their ongoing efforts to optimize the cost of supporting their systems and operations as they shift their spend to transformation and digital services;

•	Discretionary spending by our retail customers may continue to be affected by weakness in the retail sector;

•	Legal fees and other expenses related to the internal investigation and related matters as described above; and

•	Volatility in foreign currency rates.
In response to this environment, we plan to:

•	Continue to invest in our digital practice areas of focus across industries and geographies;

•	Continue to invest in our talent base, including through local hiring and re-skilling, and new service offerings, including digital technologies and new delivery models;

•	Partner with our existing customers to garner an increased portion of our customers’ overall spend by providing innovative solutions;

•	Focus on growing our business in Europe, the Middle East, Asia Pacific and Latin America, where we believe there are opportunities to gain market share;

•	Increase our strategic customer base across all of our business segments;

•
Pursue strategic acquisition opportunities that we believe add new technologies, including digital technologies, or platforms that complement our existing services, improve our overall service delivery capabilities, and/or expand our geographic presence; and

•	Focus on operating discipline in order to appropriately manage our cost structure.

Business Segments
Our reportable segments are:

•	Financial Services, which consists of our banking and insurance operating segments;

•	Healthcare, which consists of our healthcare and life sciences operating segments;

•	Products and Resources, which consists of our retail and consumer goods, manufacturing and logistics, travel and hospitality, and energy and utilities operating segments; and

•	Communications, Media and Technology, which includes our communications and media operating segment and our technology operating segment.
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
In 2018, we made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the changes is to charge to our business segments costs that are directly managed and controlled by them. Specifically, segment operating profit now includes the stock-based compensation expense of sales managers, account executives, account managers and project teams, which was previously included in "unallocated costs." In addition, we have changed the methodology of charging our business segments for the use of our global delivery centers and infrastructure from a fixed per employee charge to a variable per employee charge. We have reported our segment operating profits using the new measurement methodology and have restated the prior period results to conform to the new methodology.
Expenses included in segment operating profit consist principally of direct selling and delivery costs (including stock-based compensation expense) as well as a per employee charge for use of our global delivery centers and infrastructure. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, costs related to our realignment program, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated costs” and adjusted against our total income from operations.
We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended March 31, 2018 and 2017. In addition, the services we provide to our larger customers are often critical to the operations of such customers. As such, we believe that a termination of our services would in many instances require an extended transition period with gradually declining revenues.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31:

		% of		% of	Increase / Decrease(1)
	2018(1)	Revenues	2017(1)	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$3,912	100.0	$3,546	100.0	$366	10.3
Cost of revenues(2)	2,401	61.4	2,194	61.9	207	9.4
Selling, general and administrative expenses(2)	711	18.2	686	19.3	25	3.6
Depreciation and amortization expense	107	2.7	96	2.7	11	11.5
Income from operations	693	17.7	570	16.1	123	21.6
Other income (expense), net	4		79		(75)	(94.9)
Income before provision for income taxes	697	17.8	649	18.3	48	7.4
Provision for income taxes	(177)		(92)		(85)	92.4
Net income	$520	13.3	$557	15.7	$(37)	(6.6)
Diluted earnings per share	$0.88		$0.92		$(0.04)

Other Financial Information(3)
Non-GAAP income from operations and non-GAAP operating margin	$794	20.3	$669	18.9	$125	18.7
Non-GAAP diluted earnings per share	$1.06		$0.84		$0.22
_____________________

(1)
On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. For the three months ended March 31, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $21 million, income from operations of $29 million and diluted earnings per share of $0.04 per share. See Note 3 to our unaudited consolidated financial statements for additional information.

(2)	Exclusive of depreciation and amortization expense.

(3)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall
Our revenue growth was primarily attributed to services related to integration of digital technologies that are reshaping our customers' business, operating and technology models to align with shifts in consumer preferences, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall technology and operations costs and continued penetration in all our geographic markets. Revenues from customers added since March 31, 2017 were $96 million and represented 26.2% of the period-over-period revenue increase.
Our consulting and technology services revenues for the three months ended March 31, 2018 increased by 10.7% compared to the three months ended March 31, 2017 and represented 58.0% of total revenues for the three months ended March 31, 2018. Our outsourcing services revenues for the three months ended March 31, 2018 increased by 9.7% and constituted 42.0% of total revenues for the three months ended March 31, 2018.

On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. For the three months ended March 31, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $21 million. See Note 3 to our unaudited consolidated financial statements for additional information.

Revenues from our top customers as a percentage of total revenues were as follows:

	Three Months Ended March 31,
	2018	2017
Top five customers	9.0%	9.0%
Top ten customers	15.9%	15.1%
As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the three months ended March 31:

	2018	2017	Increase
			$	%
	(Dollars in millions)
Financial Services	$1,461	$1,376	$85	6.2
Healthcare	1,121	1,003	118	11.8
Products and Resources	821	737	84	11.4
Communications, Media and Technology	509	430	79	18.4
Total revenues(1)	$3,912	$3,546	$366	10.3
_____________________

(1)
Results for 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. See Note 3 to our unaudited consolidated financial statements for additional information.

Financial Services
Revenues from our Financial Services segment grew 6.2% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Growth was stronger among our insurance customers where revenues increased by $55 million as compared to an increase of $30 million for our banking customers. In this segment, revenues from customers added since March 31, 2017 were $28 million and represented 32.9% of the period-over-period revenues increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies that are reshaping our customers' business and operating models, cost optimization, robotic process automation, cyber security and vendor consolidation. Demand from certain banking customers may continue to be negatively affected by their ongoing efforts to optimize the cost of supporting their systems and operations as they shift their spend to transformation and digital services.
Healthcare
Revenues from our Healthcare segment grew 11.8% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Growth was stronger among our healthcare customers where revenues increased by $111 million, including revenues from a new strategic customer acquired in the third quarter of 2017, as compared to an increase of $7 million for our life sciences customers. Revenues from customers added since March 31, 2017 were $20 million and represented 16.9% of the period-over-period revenues increase in this segment. The demand for our services among life science customers has been affected by reduced discretionary spending. The demand for our services among healthcare customers may continue to be affected by uncertainty in the regulatory environment. We believe that in the long term the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.

Products and Resources
Revenues from our Products and Resources segment grew 11.4% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Revenue growth in this segment was strongest among our manufacturing and logistics customers and energy and utilities customers where revenues increased by a combined $64 million. Revenues from our retail and consumer goods customers and travel and hospitality customers increased by a combined $20 million. Revenues from customers added since March 31, 2017 were $39 million, representing 46.4% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies that are reshaping our customers' business and operating models, as well as growing demand for analytics, supply chain consulting, implementation initiatives, smart products, transformation of business models, internet of things and omni channel commerce implementation and integration services. Discretionary spending by our retail customers has been and may continue to be affected by weakness in the retail sector.
Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 18.4% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Revenue growth was $53 million among our technology customers and $26 million among our communications and media customers. Revenues from customers added since March 31, 2017 were $9 million and represented 11.4% of the period-over-period revenue increase in this segment. Growth within this segment was driven by the increased adoption of digital technologies, digital content operations, services to help our customers balance rationalizing costs while creating a differentiated user experience and an expanded range of services, such as business process services.
Revenues - Geographic Markets
Revenues by geographic market were as follows for the three months ended March 31:

	2018	2017	Increase
			$	%
	(Dollars in millions)
North America	$2,975	$2,761	$214	7.8
United Kingdom	310	274	36	13.1
Rest of Europe	374	285	89	31.2
Europe - Total	684	559	125	22.4
Rest of World	253	226	27	11.9
Total revenues(1)	$3,912	$3,546	$366	10.3
_____________________

(1)
Results for 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. See Note 3 to our unaudited consolidated financial statements for additional information.

North America continues to be our largest market, representing 76.0% of total revenues for the first quarter of 2018, and 58.5% of total revenue growth from the first quarter of 2017. The increase in revenues in this region was primarily attributed to services related to the integration of digital technologies that are reshaping our customers' business and operating models to align with shifts in consumer preferences, increased customer spending on discretionary projects and continued interest in using our global delivery model as a means to reduce overall technology and operations costs. In the first quarter of 2018, revenue growth in Europe and Rest of World markets was driven by an increase in demand for an expanded range of services, such as business process services and customer adoption and integration of digital technologies that are reshaping our customers' business and operating models. Revenues from our customers in Europe grew 22.4% inclusive of a positive currency impact of 11.7%. Specifically, revenues from our Rest of Europe customers, increased 31.2% inclusive of a positive currency impact of 12.7%, while within the United Kingdom we experienced an increase in revenues of 13.1% inclusive of a positive currency impact of 10.7%. Revenue growth in the United Kingdom was negatively affected by weakness in the banking sector in that region. Revenues from our Rest of World customers grew 11.9% in the first quarter of 2018, primarily driven by the Australia and Middle East markets. We believe that Europe, India, Asia Pacific and Latin America will continue to be areas of significant investment for us as we see these regions as long term growth opportunities.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration and project-related immigration and travel for technical personnel and subcontracting costs relating to revenues. Our cost of revenues increased by 9.4% during the first quarter of 2018 as compared to the first quarter of 2017, decreasing as a percentage of revenues to 61.4% in the first quarter of 2018 compared to 61.9% in the first quarter of 2017. The decrease as a percentage of revenues was due primarily to a decrease in subcontractor costs, partially offset by an increase in compensation and benefits costs for our technical personnel, an increase in fees paid to strategic partners and other vendors related to our managed services and digital products and the appreciation of the India rupee against the U.S. dollar. Compensation and benefits costs, including incentive-based compensation, increased by $179 million when compared to the three months ended March 31, 2017, as the number of our technical personnel increased.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 4.6% during the first quarter of 2018 as compared to the first quarter of 2017, decreasing as a percentage of revenues to 20.9% in the first quarter of 2018 as compared to 22.1% in the first quarter of 2017. The decrease as a percentage of revenues was due primarily to efficiencies of leveraging our cost structure over a larger organization and a reduction in immigration costs.
Income from Operations and Operating Margin - Overall
Income from operations increased 21.6% in the first quarter of 2018 as compared to the first quarter of 2017. Our operating margin increased to 17.7% for the quarter ended March 31, 2018 from 16.1% for the quarter ended March 31, 2017, primarily due to a decrease in compensation and benefit costs, immigration costs, subcontractor and other operating costs and greater realized gains on settlement of cash flow hedges, partially offset by an increase in depreciation expense due to recent acquisitions and the appreciation of the Indian rupee against the U.S. dollar. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 72 basis points or 0.72 percentage points in the three months ended March 31, 2018. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended March 31, 2018, the settlement of our cash flow hedges positively impacted our operating margin by approximately 89 basis points or 0.89 percentage points as compared to a positive impact of approximately 56 basis points or 0.56 percentage points during the three months ended March 31, 2017.
For the three months ended March 31, 2018 and 2017, our non-GAAP operating margins were 20.3%3 and 18.9%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense, acquisition-related charges and realignment charges.
Our most significant costs are the salaries and related benefits for our technical staff and other professionals. In certain regions, competition for professionals with advanced technical skills necessary to perform our services has caused wages to increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price and transaction- or volume-based priced contracts. Historically, we have experienced increases in compensation and benefit costs in India; however, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through cost management strategies, such as managing discretionary costs, the mix of professional staff and utilization levels, and achieving other operating efficiencies. There can be no assurance that we will be able to offset such cost increases in the future.

_______________

3
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Segment Operating Profit
In 2018, we made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the changes is to charge to our business segments costs that are directly managed and controlled by them. Specifically, segment operating profit now includes the stock-based compensation expense of sales managers, account executives, account managers and project teams, which was previously included in "unallocated costs." In addition, we have changed the methodology of charging our business segments for the use of our global delivery centers and infrastructure from a fixed per employee charge to a variable per employee charge. We have reported our segment operating profits using the new measurement methodology and have restated the prior period results to conform to the new methodology.

Segment operating profits were as follows for the three months ended March 31:

			Increase
	2018	2017	$	%
	(Dollars in millions)
Financial Services	$447	$427	$20	4.7
Healthcare	338	274	64	23.4
Products and Resources	256	217	39	18.0
Communications, Media and Technology	159	135	24	17.8
Total segment operating profit	1,200	1,053	147	14.0
Less: unallocated costs	507	483	24	5.0
Income from operations	$693	$570	$123	21.6

In our Healthcare business segment and our Communications, Media and Technology business segment, operating profits increased as a percentage of revenues due to revenue growth outpacing headcount growth, partially offset by the negative impact of the appreciation of the Indian rupee against the U.S. dollar and investments to accelerate our shift to digital. In our Financial Services business segment, operating profits decreased as a percentage of revenues due to investments to accelerate our shift to digital, including re-skilling of service delivery personnel, and the negative impact of the appreciation of the Indian rupee against the U.S. dollar. In our Products and Resources business segment, operating profits remained flat as a percentage of revenues.
Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended March 31:

	2018	2017	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses) gains	$(33)	$62	$(95)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	2	(10)	12
Net foreign currency exchange (losses) gains	(31)	52	(83)
Interest income	41	32	9
Interest expense	(6)	(6)	—
Other, net	—	1	(1)
Total other income (expense), net	$4	$79	$(75)
The foreign currency exchange losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets and liabilities. As of March 31, 2018, the notional value of our undesignated hedges was $301 million. The increase in interest income of $9 million was primarily attributable to an increase in average invested balances in 2018.

Provision for Income Taxes
The provision for income taxes increased to $177 million during the three months ended March 31, 2018 from $92 million during the three months ended March 31, 2017. The effective income tax rate increased to 25.4% for the three months ended March 31, 2018 from 14.2% for the three months ended March 31, 2017 primarily due to the recognition in the first quarter of 2017 of income tax benefits previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million and the 2018 estimated incremental income tax expense related to the current interpretation of the GILTI provision of the Tax Reform Act, partially offset by the new lower U.S. income tax rate in 2018. The recognition of these benefits in the first quarter of 2017 was based on management’s reassessment regarding whether certain unrecognized tax benefits met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefits.
Net Income
Net income decreased to $520 million for the three months ended March 31, 2018 from $557 million for the three months ended March 31, 2017, representing 13.3% and 15.7% of revenues, respectively. The decrease in net income is primarily due to foreign currency exchange losses in 2018 compared to gains in 2017 and an increase in the provision for income taxes, partially offset by an increase in income from operations.

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

Our non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation expense, acquisition-related charges and realignment charges. Our definition of non-GAAP diluted earnings per share excludes net non-operating foreign currency exchange gains or losses and the effect of recognition in the first quarter of 2017 of an income tax benefit previously unrecognized in our consolidated financial statements related to a specific uncertain tax position, in addition to excluding stock-based compensation expense, acquisition-related charges and realignment charges. Our non-GAAP diluted earnings per share is additionally adjusted for the income tax impact of the above items, as applicable. The income tax impact of each item is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred.

We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into the operating results of the Company. For our internal management reporting and budgeting purposes, we use various GAAP and non-GAAP financial measures for financial and operational decision making, to evaluate period-to-period comparisons, to determine portions of the compensation for our executive officers and for making comparisons of our operating results to those of our competitors. In addition, due to a variety of award types, valuation methodologies and subjective assumptions that affect the calculations of stock-based compensation expense, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to those of our competitors. Therefore, it is our belief that the use of non-GAAP financial measures excluding these costs provides a meaningful supplemental measure for investors to evaluate our financial performance. Accordingly, we believe that the presentation of non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share, when read in conjunction with our reported GAAP results, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

	2018	% of Revenues	2017	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$693	17.7	$570	16.1
Add: Stock-based compensation expense (1)	59	1.5	54	1.5
Add: Acquisition-related charges (2)	41	1.1	34	1.0
Add: Realignment charges (3)	1	—	11	0.3
Non-GAAP income from operations and non-GAAP operating margin	$794	20.3	$669	18.9

GAAP diluted earnings per share	$0.88		$0.92
Effect of above operating adjustments, pre-tax	0.17		0.16
Effect of non-operating foreign currency exchange (gains) losses, pre-tax (4)	0.06		(0.08)
Tax effect of non-GAAP adjustments to pre-tax income (5)	(0.05)		(0.07)
Effect of recognition of income tax benefit related to an uncertain tax position (6)	—		(0.09)
Non-GAAP diluted earnings per share	$1.06		$0.84
_____________________

(1)	Stock-based compensation expense reported in:

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$15	$15
Selling, general and administrative expenses	44	39

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

(5)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended March 31,
	2018	2017
Non-GAAP income tax benefit (expense) related to:
Stock-based compensation expense	$19	$21
Acquisition-related charges	9	12
Realignment charges	—	4
Foreign currency exchange gains (losses)	(1)	5
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

Liquidity and Capital Resources

Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of March 31, 2018, we had cash, cash equivalents and short-term investments of $4,989 million, of which $507 million was restricted and not available for use as a result of our dispute with the ITD with respect to our 2016 India Cash Remittance. See Note 7 and Note 14 of our unaudited consolidated financial statements for more information. In addition, we had available capacity under our revolving credit facility of approximately $750 million. The following table provides a summary of our cash flows for the three months ended March 31:

	2018	2017	Increase / Decrease
	(in millions)
Net cash provided by operating activities	$388	$277	$111
Net cash (used in) provided by investing activities	(227)	91	(318)
Net cash (used in) financing activities	(488)	(1,124)	636

Operating activities
The increase in cash generated from operating activities was primarily attributable to an increase in income from operations for the three months ended March 31, 2018 as compared to the same period in 2017, partially offset by higher incentive-based compensation payments during the three months ended March 31, 2018 as compared to 2017.

On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. As a result of adoption, we classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). By contrast, a contract asset is a right to consideration that is conditional upon factors other than the passage of time. Upon adoption, we reclassified (i) balances representing receivables, as defined by the New Revenue Standard, from Unbilled accounts receivable to Trade accounts receivable, net and (ii) balances representing contract assets, as defined by the New Revenue Standard, from Unbilled accounts receivable to Other current assets. Balances as of March 31, 2018 are presented under the New Revenue Standard, while prior period balances are not adjusted and continue to be reported in accordance with our historic accounting policies.

Historically, our days sales outstanding calculation included billed and unbilled accounts receivable, net of allowance for doubtful accounts, reduced by the uncollected portion of our deferred revenue. To reflect the adoption of the New Revenue Standard and maintain the comparability of the calculation, in 2018 we adjusted the definition to include receivables, as defined by the New Revenue Standard, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. Our days sales outstanding as of March 31, 2018 was 75 days, higher as compared to 71 days as of December 31, 2017 and 72 days as of March 31, 2017. The adoption of the New Revenue Standard increased our days sales outstanding as of March 31, 2018 by 2 days. We monitor turnover, aging and the collection of accounts receivable by customer.

Investing activities
The cash used in investing activities in the 2018 period compared to cash generated from investing activities in the same period of 2017 is primarily related to net investment purchases in the 2018 period as compared to net investment sales or maturities in the same period in 2017.

Financing activities
The decrease in cash used in financing activities in the 2018 period is primarily attributable to lower repurchases of common stock in 2018 compared to the same period in 2017, partially offset by dividends paid in 2018 and net repayments under the revolving credit facility in 2018 as compared to net borrowings under the credit facility in the same period in 2017.

In 2014, we entered into a credit agreement with a commercial bank syndicate, or the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TZ US Parent, Inc., or TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature in November 2019. As of March 31, 2018, we had $775 million outstanding under the term loan and no outstanding notes under the revolving credit facility.

The Credit Agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the Credit Agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. As of March 31, 2018, we were in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2018 and through the date of this filing.

In February 2017, we announced a plan to return $3.4 billion to stockholders by the end of 2018 through a combination of stock repurchases and cash dividends. As part of this plan, to date we expended $2.1 billion to repurchase our Class A common stock under ASRs and paid cash dividends totaling $383 million. The payments related to the ASRs were funded with cash on hand in the U.S. and borrowings under the revolving credit facility. We expect to fund the remaining portion of the capital return plan from cash from operations and from available capacity under our revolving credit facility. Stock repurchases may be made from time to time through open-market purchases, through the use of Rule 10b5-1 plans and/or by other means. We are currently evaluating the longer term impact the Tax Reform Act may have on our overall capital return program. As a first step, in February 2018 our Board of Directors approved an increase to our quarterly dividend to $0.20 per share.

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

Other Liquidity and Capital Resources Information
We seek to ensure that our worldwide cash is available in the locations in which it is needed. As part of our ongoing liquidity assessments, we regularly monitor the mix of our domestic and international cash flows and cash balances. As a result of the enactment of the Tax Reform Act, our historical and future foreign earnings are no longer subject to U.S. federal income tax upon repatriation beyond the one-time transition tax accrued in the fourth quarter of 2017. During the first quarter of 2018, we repatriated $2,010 million from our foreign subsidiaries. As of March 31, 2018, $2,983 million of our cash, cash equivalents and short-term investments were held outside the United States, of which $1,565 million was held in India. As further described in Note 14 of our unaudited consolidated financial statements, $507 million of these assets were classified as restricted as of March 31, 2018. We are continuing to evaluate what portion of the non-U.S. cash, cash equivalents and short-term investments held outside India is needed locally to execute our strategic plans and what amount is available for repatriation back to the United States.

Our Indian earnings are indefinitely reinvested and our current plans do not demonstrate the need to repatriate our historical undistributed earnings of our India subsidiaries to fund our liquidity needs outside of India. In reaching this conclusion, we considered our global capital needs, the available sources of liquidity globally and our growth plans in India. However, future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws, that may lead us to repatriate Indian earnings. If we were to change our assertion that our accumulated undistributed Indian earnings are indefinitely reinvested, we would expect, based on our current interpretation of Indian tax law, to accrue additional tax expense at a rate of approximately 21% of cash available for distribution, which could have a material adverse effect on our future effective income tax rate. This estimate is subject to change based on tax legislative developments in India and other jurisdictions as well as judicial and interpretive developments of applicable tax laws.
We expect our operating cash flow, cash and investment balances (excluding the $507 million of India restricted assets), and available capacity under our revolving credit facility to be sufficient to meet our operating requirements, in India and globally, for the next twelve months. We expect to fund the one-time transition tax related to the Tax Reform Act of $635 million, which is payable over eight years, from cash generated from operations and the repatriation of a portion of our historical non-U.S. earnings that are available for distribution to the United States. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures, to meet our long-term capital requirements beyond a twelve month period and our ability to execute the remainder of our capital return plan will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

As further described in Note 7 and Note 14 of our unaudited consolidated financial statements, certain cash, cash equivalents and short-term investment balances in India totaling $507 million were restricted in connection with our dispute with the ITD with respect to our 2016 India Cash Remittance. The dispute with the ITD is ongoing, and no final decision has been reached. The affected balances may continue to remain restricted and unavailable for our use while the dispute is ongoing. Additionally, while we believe that we have paid all applicable taxes related to the transactions underlying the ITD Dispute, if it is ultimately determined that we are liable for the full amount of additional taxes the ITD claims we owe, our liquidity could be materially adversely affected.

Commitments and Contingencies

See Note 11 to our unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the three months ended March 31, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits, including the application of the cost to cost method of measuring progress to completion for certain fixed-price contracts, income taxes, assumptions used in valuing stock-based compensation arrangements, valuation of investments and derivative financial instruments, business combinations, valuation of goodwill and other long-lived assets and contingencies. We base our estimates on historical experience, current trends and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited consolidated financial statements. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our 2017 Annual Report on Form 10-K. There have been no material changes to the aforementioned critical accounting estimates and policies during the quarter.

Recently Adopted and New Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements.

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

•	our inability to successfully acquire or integrate target companies;

•	system failure or disruptions in our communications or information technology;

•	the risk that we may lose key executives and not be able to enforce non-competition agreements with them;

•	competition for hiring highly-skilled technical personnel;

•	possible failure to provide business solutions and deliver complex and large projects for our customers;

•	the risk of reputational harm to us;

•	the effect of our use of derivative instruments;

•	our revenues being highly dependent on customers concentrated in certain industries, including financial services and healthcare, and located primarily in the United States and Europe;

•	the risk that we may not be able to pay dividends or repurchase shares in accordance with our capital return plan, or at all;

•	risks relating to our global operations, including our operations in India;

•	the effects of fluctuations in the Indian rupee and other currency exchange rates;

•	the risk of war, terrorist activities, pandemics and natural disasters;

•	the Brexit Referendum and any negative effects on global economic conditions, financial markets and our business;

•	the risk that we may not be able to enforce or protect our intellectual property rights, or that we may infringe upon the intellectual property rights of others;

•	regulatory uncertainties, including in the areas of outsourcing, immigration and taxes;

•	increased regulation of the financial services and healthcare industries, as well as other industries in which our customers operate;

•	the possibility that we may be required to or choose to repatriate Indian earnings;

•	the possibility that we may lose certain tax benefits provided to companies in our industry by the Indian government, and any adverse outcome of our dispute with the ITD; and

•	The factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2017. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 27, 2018.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2018. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to our unaudited consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 27, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
Our existing stock repurchase program, as approved by our Board of Directors, allows for the repurchase of $3.5 billion of our outstanding shares of Class A common stock, excluding fees and expenses, through December 31, 2019. Under the stock repurchase program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act, or in private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the Company’s management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.
As of March 31, 2018, the remaining available balance under our stock repurchase program authorized by the Board of Directors was $1.4 billion.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2018 - January 31, 2018
Open market and privately negotiated purchases	—	$—	—	$1,700
February 1, 2018 - February 28, 2018
Open market and privately negotiated purchases	—	—	—	1,700
March 1, 2018 - March 31, 2018
Open market and privately negotiated purchases	—	—	—
December 2017 ASR	378,598	(a)	378,598
March 2018 ASR	3,043,323	(b)	3,043,323	1,400
Total	3,421,921	$—	3,421,921

(a)
In December 2017, the Company entered into an ASR to purchase up to $300 million of the Company's Class A common stock. In March 2018, the purchase period for the ASR ended and an additional 0.4 million shares were delivered. In total, 4.0 million shares were delivered under the ASR at an average repurchase price of $75.75.

(b)
Under the terms of the March 2018 ASR and in exchange for up-front payments of $300 million, the financial institution initially delivered 3.0 million shares, a portion of the Company's total expected shares to be repurchased under the March 2018 ASR. The total number of shares ultimately delivered and therefore the average price paid per share, will be determined at the end of the purchase period, which is scheduled to end during the second quarter of 2018, based on the volume-weighted average price of the Company's common stock during that period.

During the three months ended March 31, 2018, we purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended March 31, 2018, such repurchases totaled 201,888 shares at an aggregate cost of $16 million.

Item 6. Exhibit Index

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

Cognizant Technology Solutions Corporation

Date:	May 7, 2018	By:	/s/ FRANCISCO D’SOUZA
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2018	By:	/s/ KAREN MCLOUGHLIN
Karen McLoughlin,
Chief Financial Officer
(Principal Financial Officer)