Form 10-Q
period 2018-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2018-08-02
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 27, 2018:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	580,233,834

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$901	$1,925
Short-term investments	3,346	3,131
Trade accounts receivable, net of allowances of $68 and $65, respectively	3,204	2,865
Unbilled accounts receivable	—	357
Other current assets	852	833
Total current assets	8,303	9,111
Property and equipment, net	1,345	1,324
Goodwill	3,036	2,704
Intangible assets, net	1,060	981
Deferred income tax assets, net	367	418
Long-term investments	80	235
Other noncurrent assets	615	448
Total assets	$14,806	$15,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$217	$210
Deferred revenue	308	383
Short-term debt	100	175
Accrued expenses and other current liabilities	1,912	2,071
Total current liabilities	2,537	2,839
Deferred revenue, noncurrent	77	104
Deferred income tax liabilities, net	145	146
Long-term debt	649	698
Long-term income taxes payable	508	584
Other noncurrent liabilities	242	181
Total liabilities	4,158	4,552
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 580 and 588 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	55	49
Retained earnings	10,681	10,544
Accumulated other comprehensive income (loss)	(94)	70
Total stockholders’ equity	10,648	10,669
Total liabilities and stockholders’ equity	$14,806	$15,221
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$4,006	$3,670	$7,918	$7,216
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,417	2,261	4,818	4,455
Selling, general and administrative expenses	805	709	1,516	1,395
Depreciation and amortization expense	114	94	221	190
Income from operations	670	606	1,363	1,176
Other income (expense), net:
Interest income	40	31	81	63
Interest expense	(7)	(6)	(13)	(12)
Foreign currency exchange gains (losses), net	(80)	5	(111)	57
Other, net	—	(1)	—	—
Total other income (expense), net	(47)	29	(43)	108
Income before provision for income taxes	623	635	1,320	1,284
Provision for income taxes	(168)	(165)	(345)	(257)
Income from equity method investments	1	—	1	—
Net income	$456	$470	$976	$1,027
Basic earnings per share	$0.78	$0.80	$1.67	$1.72
Diluted earnings per share	$0.78	$0.80	$1.66	$1.71
Weighted average number of common shares outstanding - Basic	585	589	586	597
Dilutive effect of shares issuable under stock-based compensation plans	1	2	1	2
Weighted average number of common shares outstanding - Diluted	586	591	587	599
Dividends declared per common share	$0.20	$0.15	$0.40	$0.15
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$456	$470	$976	$1,027
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(71)	50	(34)	67
Change in unrealized gains and losses on cash flow hedges, net of taxes	(87)	(1)	(123)	78
Change in unrealized gains and losses on available-for-sale securities, net of taxes	1	1	(6)	2
Other comprehensive income (loss)	(157)	50	(163)	147
Comprehensive income	$299	$520	$813	$1,174
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2017	588	$6	$49	$10,544	$70	$10,669
Cumulative effect of changes in accounting principle(1)	—	—	—	122	(1)	121
Net income	—	—	—	976	—	976
Other comprehensive income (loss)	—	—	—	—	(163)	(163)
Common stock issued, stock-based compensation plans	4	—	102	—	—	102
Stock-based compensation expense	—	—	130	—	—	130
Repurchases of common stock	(12)	—	(226)	(723)	—	(949)
Dividends	—	—	—	(238)	—	(238)
Balance, June 30, 2018	580	$6	$55	$10,681	$(94)	$10,648

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2016	608	$6	$358	$10,478	$(114)	$10,728
Net income	—	—	—	1,027	—	1,027
Other comprehensive income (loss)	—	—	—	—	147	147
Common stock issued, stock-based compensation plans	4	—	105	—	—	105
Stock-based compensation expense	—	—	109	—	—	109
Repurchases of common stock	(22)	—	(444)	(1,100)	—	(1,544)
Dividends	—	—	—	(89)	—	(89)
Balance, June 30, 2017	590	$6	$128	$10,316	$33	$10,483

(1)	Reflects the adoption of accounting standards as described in Note 1.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$976	$1,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240	207
Provision for doubtful accounts	4	17
Deferred income taxes	51	8
Stock-based compensation expense	130	109
Other	100	(63)
Changes in assets and liabilities:
Trade accounts receivable	(330)	(103)
Other current assets	296	(81)
Other noncurrent assets	(159)	(46)
Accounts payable	(3)	2
Deferred revenues, current and noncurrent	(47)	10
Other current and noncurrent liabilities	(230)	(289)
Net cash provided by operating activities	1,028	798
Cash flows from investing activities:
Purchases of property and equipment	(187)	(126)
Purchases of available-for-sale investment securities	(806)	(1,622)
Proceeds from maturity or sale of available-for-sale investment securities	906	1,936
Purchases of held-to-maturity investment securities	(519)	(662)
Proceeds from maturity of held-to-maturity investment securities	386	50
Purchases of other investments	(318)	(213)
Proceeds from maturity or sale of other investments	205	345
Payments for business combinations, net of cash acquired	(478)	(6)
Net cash (used in) investing activities	(811)	(298)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	102	104
Repurchases of common stock	(949)	(1,544)
Repayment of term loan borrowings and capital lease obligations	(64)	(42)
Net change in notes outstanding under the revolving credit facility	(75)	150
Dividends paid	(236)	(89)
Net cash (used in) financing activities	(1,222)	(1,421)
Effect of exchange rate changes on cash and cash equivalents	(19)	44
(Decrease) in cash and cash equivalents	(1,024)	(877)
Cash and cash equivalents, beginning of year	1,925	2,034
Cash and cash equivalents, end of period	$901	$1,157
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
There were no restricted cash balances as of June 30, 2018. The adoption of this update had no impact on our financial statements for the three and six months ended June 30, 2018.
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
The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis.  The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. The standard allows for two methods of adoption: retrospective to each prior reporting period presented with the cumulative effect of adoption recognized at the beginning of the earliest period presented or retrospective to the beginning of the period of adoption through a cumulative-effect adjustment.

While we are continuing to evaluate the provisions of this standard, the primary effect will be to require recording of right-of-use assets and corresponding lease obligations for current operating leases.  We expect the adoption of this standard to have a material impact on our consolidated statement of financial position, but not on the consolidated statements of operations or cash flows. As of December 31, 2017, our undiscounted operating lease commitments were $943 million.
We are currently planning to elect the package of practical expedients which permits us to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. We are also evaluating other available practical expedients. We intend to adopt the standard retrospectively to the beginning of the period of adoption through a cumulative-effect adjustment.

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

The following tables compare the financial statement line items materially affected by the adoption of the New Revenue Standard as of and for the three and six months ended June 30, 2018 to the pro-forma amounts had the previous guidance been in effect, or Pro-forma Amounts:

	June 30, 2018
	As Reported	Pro-forma Amounts	Impacts of the New Revenue Standard
	(in millions)
Assets:
Trade accounts receivable, net(1), (2)	$3,204	$3,082	$122
Unbilled accounts receivable(1), (3)	—	416	(416)
Other current assets(2), (3)	852	534	318
Total current assets			24
Other noncurrent assets(4)	615	565	50
Total assets			$74
Liabilities:
Deferred revenue(2)	$308	$451	$(143)
Total current liabilities			(143)
Deferred revenue, noncurrent(2)	77	86	(9)
Deferred income tax liabilities, net(5)	145	95	50
Total liabilities			(102)
Stockholders’ equity:
Retained earnings	10,681	10,505	176
Total stockholders’ equity			176
Total liabilities and stockholders’ equity			$74

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Pro-forma Amounts	Impacts of the New Revenue Standard	As Reported	Pro-forma Amounts	Impacts of the New Revenue Standard
	(in millions)			(in millions)
Revenues(2)	$4,006	$3,975	$31	$7,918	$7,866	$52
Cost of revenues (4)	2,417	2,424	(7)	4,818	4,833	(15)
Selling, general and administrative expenses	805	805	—	1,516	1,516	—
Depreciation and amortization expense	114	114	—	221	221	—
Income from operations	670	632	38	1,363	1,296	67
Other income (expense), net	(47)	(47)	—	(43)	(43)	—
Income before provision for income taxes(5)	623	585	38	1,320	1,253	67
Provision for income taxes	(168)	(161)	(7)	(345)	(332)	(13)
Income (loss) from equity method investment	1	1	—	1	1	—
Net income	$456	$425	$31	$976	$922	$54
Basic earnings per share	$0.78	$0.73	$0.05	$1.67	$1.57	$0.10
Diluted earnings per share	$0.78	$0.73	$0.05	$1.66	$1.57	$0.09

(1)	Reflects the reclassification of balances representing receivables, as defined by the New Revenue Standard, from Unbilled accounts receivable to Trade accounts receivable, net.

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

Costs to Fulfill

Recurring operating costs for contracts with customers are recognized as incurred. Certain eligible, nonrecurring costs incurred in the initial phases of our application maintenance, business process outsourcing and infrastructure services contracts (i.e. set-up or transition costs) are capitalized when such costs (1) relate directly to the contract, (2) generate or enhance resources of the Company that will be used in satisfying the performance obligation in the future, and (3) are expected to be recovered. These costs are expensed ratably over the estimated life of the customer relationship, including expected renewals. In determining the estimated life of the customer relationship, we evaluate the average contract term, on a portfolio basis by nature of the services to be provided, and apply judgment to evaluate the rate of technological and industry change. Capitalized amounts are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows are not sufficient to recover the carrying amount of the capitalized costs to fulfill.

The following table presents information related to the capitalized costs to fulfill, such as set-up or transition activities, for the six months ended June 30, 2018. Costs to obtain contracts were immaterial for the periods disclosed.

Costs to Fulfill
(in millions)
Balance - January 1, 2018	$303
Amortization expense	(32)
Costs capitalized	85
Other	(3)
Balance - June 30, 2018	$353
Costs to fulfill are recorded in "Other noncurrent assets" in our consolidated statements of financial position.

Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For example, we recognize a receivable for revenues related to our time and materials and transaction or volume-based contracts when earned regardless of whether amounts have been billed. We present such receivables in Trade accounts receivable, net in our consolidated statements of financial position at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.

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

Contract Assets
(in millions)
Balance - January 1, 2018	$306
Revenues recognized during the period but not billed	259
Amounts reclassified to accounts receivable	(247)
Balance - June 30, 2018	$318

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize the revenues. The noncurrent portion of deferred revenue is included in other noncurrent liabilities in our consolidated statements of financial position.

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the period disclosed:

Deferred Revenue
(in millions)
Balance - January 1, 2018	$431
Amounts billed but not recognized as revenues	119
Revenues recognized related to the opening balance of deferred revenue	(163)
Other	(2)
Balance - June 30, 2018	$385
Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. The difference between the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance obligations and the customer’s payment. We receive payments from customers based on the terms established in our contracts, which vary by contract type.
Revenues recognized during the six months ended June 30, 2018 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations

ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. This disclosure is not required for:

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

Many of our performance obligations meet one or more of these exemptions. As of June 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $1,595 million, of which approximately 64% is expected to be recognized as revenues within 2 years.
Disaggregation of Revenues

The table below presents disaggregated revenues from contracts with customers by customer location, service line and contract-type for each of our business segments. We believe this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors.

	Three Months Ended
	June 30, 2018
	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
	(in millions)
Revenues
Geography:
North America	$1,056	$1,060	$585	$366	$3,067
United Kingdom	114	22	89	84	309
Rest of Europe	165	61	109	46	381
Europe - Total	279	83	198	130	690
Rest of World	134	13	57	45	249
Total	$1,469	$1,156	$840	$541	$4,006

Service line:
Consulting and technology services	$885	$613	$499	$289	$2,286
Outsourcing services	584	543	341	252	1,720
Total	$1,469	$1,156	$840	$541	$4,006

Type of contract:
Time and materials	$953	$452	$379	$335	$2,119
Fixed-price	460	443	367	179	1,449
Transaction or volume-based	56	261	94	27	438
Total	$1,469	$1,156	$840	$541	$4,006

	Six Months Ended
	June 30, 2018
	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
	(in millions)
Revenues
Geography:
North America	$2,100	$2,083	$1,157	$702	$6,042
United Kingdom	230	45	176	168	619
Rest of Europe	327	122	218	88	755
Europe - Total	557	167	394	256	1,374
Rest of World	273	27	110	92	502
Total	$2,930	$2,277	$1,661	$1,050	$7,918

Service line:
Consulting and technology services	$1,756	$1,251	$980	$567	$4,554
Outsourcing services	1,174	1,026	681	483	3,364
Total	$2,930	$2,277	$1,661	$1,050	$7,918

Type of contract:
Time and materials	$1,888	$900	$748	$641	$4,177
Fixed-price	931	954	728	358	2,971
Transaction or volume-based	111	423	185	51	770
Total	$2,930	$2,277	$1,661	$1,050	$7,918

Note 4 — Business Combinations
In 2018, we completed two business combinations for total consideration of approximately $492 million, inclusive of contingent consideration. The acquisition of Bolder Healthcare Solutions, a privately-held U.S. provider of revenue cycle management solutions to the healthcare industry expands our healthcare consulting, technology and business process services portfolio and strengthens our position in digital healthcare technology and operations. The acquisition of Hedera Consulting, a privately-held company specializing in business advisory and data analytics services across a number of industries expands our consulting, business insight and digital transformation capabilities in Belgium and the Netherlands.

These acquisitions were not material, either individually or in the aggregate, to our operations, financial position or cash flow. Accordingly, pro forma results have not been presented. These acquisitions were included in our unaudited consolidated financial statements as of the date on which the businesses were acquired. We have allocated the purchase price related to these transactions to tangible and intangible assets and liabilities, including non-deductible goodwill, based on their estimated fair values. We will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition. The allocations of purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

	Six Months Ended June 30, 2018
	Fair Value	Weighted Average Useful Life
	(in millions)
Cash	$10
Current assets	37
Property, plant and equipment and other noncurrent assets	10
Non-deductible goodwill (1)	340
Customer relationship intangible assets	123	9.7 years
Other intangible assets	26	2.4 years
Current liabilities	(15)
Noncurrent liabilities	(39)
Purchase price	$492

(1)     The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an amortizable intangible asset.

Note 5 — Realignment Charges
In 2017, we began a realignment of our business to accelerate the shift to digital services and solutions while improving the overall efficiency of our operations. Charges we incurred as part of this realignment were reported in "Selling, general and administrative expenses" in our consolidated statements of operations. The realignment charges are comprised of severance costs, including those related to a voluntary separation program announced in May 2017, lease termination costs and advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs.
Realignment charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Employee separations	$—	$37	$—	$39
Advisory fees	—	1	—	10
Lease termination costs	—	1	1	1
Total realignment costs	$—	$39	$1	$50

Note 6 — Investments
Our investments were as follows:

	June 30, 2018		December 31, 2017
	(in millions)
Short-term investments:
Equity investment securities	$25		$25
Available-for-sale investment securities	1,862		1,972
Held-to-maturity investment securities	987		745
Time deposits	472	(1)	389
Total short-term investments	$3,346		$3,131

Long-term investments:
Equity and cost method investments	$74	$74
Held-to-maturity investment securities	6	161
Total long-term investments	$80	$235

(1)	Includes $419 million in restricted time deposits as of June 30, 2018. See Note 9.

Equity Investment Securities

Our equity investment securities consist of a U.S. dollar denominated investment in a fixed income mutual fund. Unrealized losses for the three and six months ended June 30, 2018 and 2017 were immaterial. The value of the fixed income mutual fund is based on the net asset value, or NAV, of the fund, with appropriate consideration of the liquidity and any restrictions on disposition of our investment in the fund. There were no realized gains or losses on equity securities during the three and six months ended June 30, 2018 and 2017.

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
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at June 30, 2018 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$647	$—	$(10)	$637
Corporate and other debt securities	440	—	(5)	435
Certificates of deposit and commercial paper	377	—	—	377
Asset-backed securities	306	—	(3)	303
Municipal debt securities	111	—	(1)	110
Total available-for-sale investment securities	$1,881	$—	$(19)	$1,862

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2017 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$667	$—	$(6)	$661
Corporate and other debt securities	439	—	(2)	437
Certificates of deposit and commercial paper	450	—	—	450
Asset-backed securities	297	—	(2)	295
Municipal debt securities	130	—	(1)	129
Total available-for-sale investment securities	$1,983	$—	$(11)	$1,972

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of June 30, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$517	$(8)	$86	$(2)	$603	$(10)
Corporate and other debt securities	321	(4)	97	(1)	418	(5)
Certificates of deposit and commercial paper	99	—	—	—	99	—
Asset-backed securities	212	(2)	78	(1)	290	(3)
Municipal debt securities	86	(1)	16	—	102	(1)
Total	$1,235	$(15)	$277	$(4)	$1,512	$(19)

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

The unrealized losses for the above securities as of June 30, 2018 and December 31, 2017 were primarily attributable to changes in interest rates. At each reporting date, we perform an evaluation of impaired available-for-sale securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of June 30, 2018. The gross unrealized gains and losses in the above tables were recorded, net of tax, in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position.

The contractual maturities of our fixed income available-for-sale investment securities as of June 30, 2018 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$536	$535
Due after one year up to two years	526	518
Due after two years up to three years	468	461
Due after three years	45	45
Asset-backed securities	306	303
Total available-for-sale investment securities	$1,881	$1,862

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Proceeds from sales of available-for-sale investment securities	$434	$397	$559	$1,645

Gross gains	$—	$—	$—	$1
Gross losses	(1)	—	(2)	(1)
Net realized (losses) on sales of available-for-sale investment securities	$(1)	$—	$(2)	$—

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

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at June 30, 2018 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$599	$—	$(2)	$597
Commercial paper	388	—	(1)	387
Total short-term held-to-maturity investments	987	—	(3)	984
Long-term investments:
Corporate and other debt securities	6	—	—	6
Total held-to-maturity investment securities	$993	$—	$(3)	$990

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at December 31, 2017 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$346	$—	$(1)	$345
Commercial paper	399	—	(2)	397
Total short-term held-to-maturity investments	745	—	(3)	742
Long-term investments:
Corporate and other debt securities	161	—	(1)	160
Total held-to-maturity investment securities	$906	$—	$(4)	$902

The fair value and related unrealized losses of held-to-maturity investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of June 30, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate and other debt securities	$485	$(2)	$31	$—	$516	$(2)
Commercial paper	387	(1)	—	—	387	(1)
Total	$872	$(3)	$31	$—	$903	$(3)

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

At each reporting date, the Company performs an evaluation of held-to-maturity securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of June 30, 2018.
The contractual maturities of our fixed income held-to-maturity investment securities as of June 30, 2018 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$987	$984
Due after two years	6	6
Total held-to-maturity investment securities	$993	$990

During the six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers of investments between our available-for-sale and held-to-maturity investment portfolios.

Note 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Compensation and benefits	$928	$1,272
Income taxes	174	48
Professional fees	113	100
Travel and entertainment	45	32
Customer volume and other incentives	312	289
Derivative financial instruments	18	5
Other	322	325
Total accrued expenses and other current liabilities	$1,912	$2,071

Note 8 — Debt

In 2014, we entered into a credit agreement with a commercial bank syndicate, or, as amended, the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature in November 2019. All notes drawn to date under the revolving credit facility have been less than 90 days in duration. We are required under the Credit Agreement to make scheduled quarterly principal payments on the term loan. We were in compliance with all debt covenants and representations as of June 30, 2018.

Short-term Debt

The following summarizes our short-term debt balances as of:

	June 30, 2018	December 31, 2017
	(in millions)
Notes outstanding under revolving credit facility	$—	$75
Term loan - current maturities	100	100
Total short-term debt	$100	$175
Long-term Debt

The following summarizes our long-term debt balances as of:

	June 30, 2018	December 31, 2017
	(in millions)
Term loan, due November 2019	$750	$800
Less:
Current maturities	(100)	(100)
Deferred financing costs	(1)	(2)
Long-term debt, net of current maturities	$649	$698

Note 9 — Income Taxes
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
During the fourth quarter of 2017, in accordance with the SEC Staff Accounting Bulletin ("SAB") No. 118 - Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded a one-time provisional net income tax expense of $617 million, which was comprised of: (i) the one-time transition tax expense on accumulated undistributed earnings of foreign subsidiaries of $635 million, (ii) foreign and U.S. state income tax expense that will be applicable upon repatriation of the accumulated undistributed earnings of our foreign subsidiaries, other than our Indian subsidiaries, of $53 million, partially offset by (iii) an income tax benefit of $71 million resulting from the revaluation of U.S. net deferred income tax liabilities to the new lower U.S. income tax rate. The Company has elected to pay the transition tax on undistributed earnings over eight years. The one-time incremental income tax expense is provisional as it reflects certain assumptions based upon our interpretation of the Tax Reform Act and may change, possibly materially, as we receive additional clarification and guidance and as the interpretation of the Tax Reform Act evolves over time. During the six months ended June 30, 2018, we have not recorded any adjustments to the one-time provisional net income tax expense. We will complete the accounting for the Tax Reform Act within the one year measurement period as provided in SAB 118.
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective income tax rate	27.0%	26.0%	26.1%	20.0%
The effective tax rate for the six months ended June 30, 2017 was affected by the recognition of income tax benefits previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million. The recognition of these benefits in the first quarter of 2017 was based on management’s reassessment regarding whether certain unrecognized tax benefits met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefits. The estimate of our 2018 annual effective income tax rate reflects the current interpretation of the Tax Reform Act, including the GILTI provision and may change as we receive additional clarification and guidance and as the interpretation of the Tax Reform Act evolves over time.
We are involved in an ongoing dispute with the Indian Income Tax Department, or ITD, in connection with which we received a notice in March 2018 asserting that the ITD is owed additional taxes on our previously disclosed 2016 India Cash Remittance, the transaction undertaken by our principal operating subsidiary in India, or CTS India, to repurchase shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of that transaction, undertaken pursuant to a plan approved by the Madras High Court in Chennai, India, we previously paid $135 million in Indian income taxes, which we believe are all the applicable taxes owed for this transaction under Indian law. The ITD is asserting that we owe an additional 33 billion Indian rupees ($482 million at the June 30, 2018 exchange rate) related to the 2016 India Cash Remittance. In addition to the dispute on the 2016 India Cash Remittance, we are involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes collectively referred to as the ITD Dispute), for which we also believe we have paid all the applicable taxes owed. Accordingly, we have not recorded any reserves for these matters as of June 30, 2018. The ITD Dispute is ongoing, and no final decision has been reached.
In March 2018, the ITD placed an attachment on certain of our India bank accounts, relating to the 2016 India Cash Remittance. In April 2018, the Madras High Court granted our application for a stay of the actions of the ITD and lifted the ITD’s attachment of our bank accounts. As part of the interim stay order, we have deposited 5 billion Indian rupees ($72 million at the June 30, 2018 exchange rate) representing 15% of the disputed tax amount related to the 2016 India Cash Remittance, to be kept in a segregated account by the ITD. This amount is presented in "Other current assets" on our consolidated statement of financial position. In addition, in April 2018 the court placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($410 million at the June 30, 2018 exchange rate), which is the remainder of the disputed tax amount related to the 2016 India Cash Remittance. We have classified affected time deposits as restricted assets and reported them in “Short-term investments” on our consolidated statement of financial position. As of June 30, 2018, the restricted time deposits balance was $419 million, including accumulated interest. There were no restricted time deposits as of December 31, 2017.

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

		June 30, 2018		December 31, 2017
Designation of Derivatives	Location on Statements of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$36	$—	$134	$—
	Other noncurrent assets	—	—	20	—
	Accrued expenses and other current liabilities	—	18	—	—
	Other noncurrent liabilities	—	25	—	—
	Total	36	43	154	—
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	4	—	—	—
	Accrued expenses and other current liabilities	—	—	—	5
	Total	4	—	—	5
Total		$40	$43	$154	$5

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2018, 2019 and the first half of 2020. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the forecasted Indian rupee denominated payments are recorded in earnings. As of June 30, 2018, we estimate that $13 million, net of tax, of net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized gains included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	June 30, 2018	December 31, 2017
	(in millions)
2018	$690	$1,185
2019	1,050	720
2020	315	—
Total notional value of contracts outstanding	$2,055	$1,905
Net unrealized (losses) gains included in accumulated other comprehensive income (loss), net of taxes	$(8)	$115

Upon settlement or maturity of the cash flow hedge contracts, we record the gains or losses, based on our designation at the commencement of the contract, with the related hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax gains on our cash flow hedges for the three months ended June 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2018	2017		2018	2017
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$(91)	$35	Cost of revenues	$18	$29
			Selling, general and administrative expenses	3	6
			Total	$21	$35

The following table provides information on the location and amounts of pre-tax gains on our cash flow hedges for the six months ended June 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2018	2017		2018	2017
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$(105)	$159	Cost of revenues	$48	$46
			Selling, general and administrative expenses	8	9
			Total	$56	$55

The activity related to the change in net unrealized gains on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 12.

Other Derivatives

We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies, primarily the Indian rupee, British pound and Euro, other than the functional currency of our foreign subsidiaries. We entered into a series of foreign exchange forward contracts that are scheduled to mature in 2018. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments is as follows:

	June 30, 2018		December 31, 2017
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$432	$4	$255	$(5)

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and six months ended June 30:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$18	$(3)	$20	$(13)

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$300	$—	$—	$300
Certificates of deposit and commercial paper	—	81	—	81
Total cash equivalents	300	81	—	381
Short-term investments:
Time deposits(1)	—	472	—	472
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	572	65	—	637
Corporate and other debt securities	—	435	—	435
Certificates of deposit and commercial paper	—	377	—	377
Asset-backed securities	—	303	—	303
Municipal debt securities	—	110	—	110
Total available-for-sale investment securities	572	1,290	—	1,862
Held-to-maturity investment securities:
Commercial paper	—	387	—	387
Corporate and other debt securities	—	597	—	597
Total short-term held-to-maturity investment securities	—	984	—	984
Total short-term investments(2)	572	2,746	—	3,318
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	6	—	6
Total long-term held-to-maturity investment securities	—	6	—	6
Total long-term investments(3)	—	6	—	6
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	40	—	40
Accrued expenses and other current liabilities	—	(18)	—	(18)
Other noncurrent liabilities	—	(25)	—	(25)
Total	$872	$2,830	$—	$3,702

(1)	Includes $419 million in restricted time deposits. See Note 9.

(2)	Excludes an equity security invested in a mutual fund valued at $25 million based on the NAV of the fund.

(3)	Excludes equity and cost method investments of $74 million, which are accounted for using the equity method of accounting and at cost, respectively.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$334	$—	$—	$334
Bank deposits	—	80	—	80
Commercial paper	—	386	—	386
Total cash equivalents	334	466	—	800
Short-term investments:
Time deposits	—	389	—	389
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	585	76	—	661
Corporate and other debt securities	—	437	—	437
Certificates of deposit and commercial paper	—	450	—	450
Asset-backed securities	—	295	—	295
Municipal debt securities	—	129	—	129
Total available-for-sale investment securities	585	1,387	—	1,972
Held-to-maturity investment securities:
Commercial paper	—	397	—	397
Corporate and other debt securities	—	345	—	345
Total held-to-maturity investment securities	—	742	—	742
Total short-term investments(1)	585	2,518	—	3,103
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	160	—	160
Total held-to-maturity investment securities	—	160	—	160
Total long-term investments(2)	—	160	—	160
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	134	—	134
Accrued expenses and other current liabilities	—	(5)	—	(5)
Other noncurrent assets	—	20	—	20
Total	$919	$3,293	$—	$4,212

(1)	Excludes an equity security invested in a mutual fund valued at $25 million based on the NAV of the fund.

(2)	Excludes equity and cost method investments of $74 million, which are accounted for using the equity method of accounting and at cost, respectively.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, debt securities issued by supranational institutions, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of deposits approximated fair value as of June 30, 2018 and December 31, 2017.

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

During the six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 12 — Stockholders' Equity
Stock Repurchase Program
We have entered into multiple accelerated stock repurchase agreements, or ASRs, under our stock repurchase program authorized by our Board of Directors. The ASR activity and related information during the six months ended June 30, 2018 and the year ended December 31, 2017 were as follows:

	Purchase Period End Date	Number of Shares		Average Repurchase Price per Share	ASR Amount
		(in millions)			(in millions)
June 2018 ASR	(1)	6.5	(1)	(1)	$600
March 2018 ASR	May 2018	3.7	(2)	$79.95	$300
December 2017 ASR	March 2018	4.0	(3)	$75.75	$300
March 2017 ASR	August 2017	23.7		$63.19	$1,500
___________________

(1)
Under the terms of the June 2018 ASR and in exchange for up-front payments of $600 million, the financial institution initially delivered 6.5 million shares, a portion of the Company's total expected shares to be repurchased under the June 2018 ASR. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the purchase period, which is scheduled to end during the third quarter of 2018, based on the volume-weighted average price of the Company's common stock during that period.

(2)	Includes 3.0 million shares initially delivered in March 2018 and 0.7 million shares delivered in May 2018 upon the final settlement of the ASR.

(3)	Includes 3.6 million shares initially delivered in December 2017 and 0.4 million shares delivered in March 2018 upon the final settlement of the ASR.
Our stock repurchase program allows for the repurchase of $3,500 million of our outstanding shares of Class A common stock, excluding fees and expenses, through December 31, 2019. As of June 30, 2018, the remaining available balance under our stock repurchase program was $800 million.
Stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. In 2017, we also repurchased a limited number of shares from employees at the repurchase date market price. For the six months ended June 30, 2018 and 2017, such repurchases totaled 0.6 million shares at an aggregate cost of $49 million, and 0.7 million shares at an aggregate cost of $44 million, respectively.
Dividends
Dividends on our Class A common stock, including dividend equivalents, during the periods presented were as follows:

	Dividends per Share	Amount
		(in millions)
2018:
Three months ended March 31, 2018	$0.20	$119
Three months ended June 30, 2018	0.20	119
Six months ended June 30, 2018		$238
2017:
Three months ended June 30, 2017	$0.15	$89
Three months ended September 30, 2017	0.15	90
Three months ended December 31, 2017	0.15	89
Year ended December 31, 2017		$268
On August 2, 2018, our Board of Directors approved the Company's declaration of a $0.20 per share dividend with a record date of August 22, 2018 and a payment date of August 31, 2018.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2018:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$3	$(4)	$(1)	$(38)	$—	$(38)
Change in foreign currency translation adjustments	(82)	11	(71)	(41)	7	(34)
Ending balance	$(79)	$7	$(72)	$(79)	$7	$(72)

Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(19)	$4	$(15)	$(11)	$4	$(7)
Cumulative effect of change in accounting principle(1)	—	—	—	—	(1)	(1)
Net unrealized (losses) arising during the period	(1)	1	—	(10)	2	(8)
Reclassification of net losses to Other, net	1	—	1	2	—	2
Net change	—	1	1	(8)	1	(7)
Ending balance	$(19)	$5	$(14)	$(19)	$5	$(14)

Unrealized gains on cash flow hedges:
Beginning balance	$105	$(26)	$79	$154	$(39)	$115
Unrealized (losses) arising during the period	(91)	19	(72)	(105)	24	(81)
Reclassifications of net (gains) to:
Cost of revenues	(18)	5	(13)	(48)	12	(36)
Selling, general and administrative expenses	(3)	1	(2)	(8)	2	(6)
Net change	(112)	25	(87)	(161)	38	(123)
Ending balance	$(7)	$(1)	$(8)	$(7)	$(1)	$(8)

Accumulated other comprehensive income (loss):
Beginning balance	$89	$(26)	$63	$105	$(35)	$70
Other comprehensive income (loss)	(194)	37	(157)	(210)	46	(164)
Ending balance	$(105)	$11	$(94)	$(105)	$11	$(94)

(1)	Reflects the adoption of accounting standards as described in Note 1.

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2017:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(132)	$—	$(132)	$(149)	$—	$(149)
Change in foreign currency translation adjustments	50	—	50	67	—	67
Ending balance	$(82)	$—	$(82)	$(82)	$—	$(82)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(4)	$1	$(3)	$(6)	$2	$(4)
Net unrealized gains arising during the period	1	—	1	3	(1)	2
Reclassification of net (gains) to Other, net	—	—	—	—	—	—
Net change	1	—	1	3	(1)	2
Ending balance	$(3)	$1	$(2)	$(3)	$1	$(2)

Unrealized gains on cash flow hedges:
Beginning balance	$155	$(37)	$118	$51	$(12)	$39
Unrealized gains arising during the period	35	(9)	26	159	(39)	120
Reclassifications of net (gains) to:
Cost of revenues	(29)	7	(22)	(46)	11	(35)
Selling, general and administrative expenses	(6)	1	(5)	(9)	2	(7)
Net change	—	(1)	(1)	104	(26)	78
Ending balance	$155	$(38)	$117	$155	$(38)	$117

Accumulated other comprehensive income (loss):
Beginning balance	$19	$(36)	$(17)	$(104)	$(10)	$(114)
Other comprehensive income (loss)	51	(1)	50	174	(27)	147
Ending balance	$70	$(37)	$33	$70	$(37)	$33

Note 13 — Commitments and Contingencies

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

We have indemnification and expense advancement obligations pursuant to our Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the ongoing internal investigation, we have received requests under such indemnification agreements and our Bylaws to provide funds for legal fees and other expenses, and expect additional requests in connection with the investigation and related litigation. We have not recorded any liability for these matters as of June 30, 2018 as we cannot estimate the ultimate outcome at this time but have expensed payments made through June 30, 2018.

We have maintained directors and officers insurance, from which a portion of the indemnification expenses and costs related to the putative securities class action complaints may be recoverable, and have recorded an insurance receivable of less than $1 million as of June 30, 2018.

See Note 9 for information relating to the ITD Dispute.
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

Note 14 — Related Party Transactions
Brackett B. Denniston, III was the Interim General Counsel and an executive officer of the Company from December 2016 until May 15, 2017, during which period Mr. Denniston was also a Senior Counsel at the law firm of Goodwin Procter LLP, or Goodwin. During the three and six months ended June 30, 2017, Goodwin performed legal services for the Company for which it earned approximately $1 million and $3 million, respectively. For such period and other periods when Goodwin was a related party of the Company, the provision of legal services from Goodwin was reviewed and approved by our Audit Committee. During the six months ended June 30, 2018, Goodwin was not a related party of the Company.

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
In 2018, we made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the changes is to charge to our business segments costs that are directly managed and controlled by them. Specifically, segment operating profit now includes the stock-based compensation expense of sales managers, account executives, account managers and project teams, which was previously included in "unallocated costs." In addition, we have changed the methodology of charging our business segments for the use of our global delivery centers and infrastructure from a fixed per employee charge to a variable per employee charge that differs depending on location and assets deployed. We have reported our segment operating profits using the new measurement methodology and have restated the prior period results to conform to the new methodology.
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
Revenues from external customers and segment operating profits, before unallocated expenses, by reportable segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues:
Financial Services	$1,469	$1,406	$2,930	$2,782
Healthcare	1,156	1,050	2,277	2,053
Products and Resources	840	747	1,661	1,484
Communications, Media and Technology	541	467	1,050	897
Total revenues	$4,006	$3,670	$7,918	$7,216

Segment Operating Profit:
Financial Services	$462	$445	$909	$872
Healthcare	357	345	695	619
Products and Resources	258	230	514	447
Communications, Media and Technology	179	156	338	291
Total segment operating profit	1,256	1,176	2,456	2,229
Less: unallocated costs(1)	586	570	1,093	1,053
Income from operations	$670	$606	$1,363	$1,176
________________

(1)
In the second quarter of 2018, we provided $100 million of initial funding to Cognizant U.S. Foundation, which is focused on science, technology, engineering and math (or collectively, STEM) education in the United States. This charge was recorded in unallocated costs for the three and six months ended June 30, 2018.

Geographic Area Information
Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues: (1)
North America (2)	$3,067	$2,851	$6,042	$5,612
United Kingdom	309	288	619	562
Rest of Europe	381	291	755	576
Europe - Total	690	579	1,374	1,138
Rest of World (3)	249	240	502	466
Total revenues	$4,006	$3,670	$7,918	$7,216

	As of
	June 30, 2018	December 31, 2017
	(in millions)
Long-lived Assets: (4)
North America(2)	$403	$360
Europe	82	63
Rest of World (3)(5)	860	901
Total	$1,345	$1,324
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(5)	Substantially all of these long-lived assets relate to our operations in India.

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
In 2017, we began a realignment of our business to improve the overall efficiency of our operations while continuing to drive revenue growth. As a continuation of this realignment program, we intend to take additional actions during the remainder of 2018 to further improve our cost structure primarily by optimizing our resource pyramid. As a result of these actions, we expect to incur $25 million to $35 million in severance costs during the remainder of 2018. The final amount and timing of these charges is uncertain and may change as the severance program continues to develop. In addition, to accelerate our shift to digital services and solutions, we are continuing to deploy the following strategies: aligning our digital services and solutions along three practice areas, investing to scale these digital practice areas across our business segments and geographies, continuing to develop our core business and selectively targeting higher margin work within our core business. We believe the above actions and strategies will enable us to gradually expand our non-GAAP operating margins1 with the goal of achieving 22% non-GAAP operating margin1 in 2019. There can be no assurances that we will be successful in achieving the objectives of these plans or that other factors beyond our control, including the various risks set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, will not cause us to fail to achieve the targeted improvements.
In February 2017, we announced a plan to return $3.4 billion to our stockholders over a two-year period. To date, as part of this plan, we have repurchased $2.7 billion of stock through accelerated stock repurchase agreements, or ASRs, and paid dividends of $501 million. In May 2017, we initiated a quarterly cash dividend and, in February 2018, we increased our quarterly dividend to $0.20 per share from $0.15 per share. On an ongoing basis, we review our capital return plan, considering our financial performance and liquidity position, investments required to execute our strategic initiatives, the economic outlook, regulatory changes and other relevant factors. We are currently evaluating the impact of the Tax Cuts and Jobs Act, or Tax Reform Act, on our capital return plan.
On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers,” or New Revenue Standard, using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. For the three months ended June 30, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $31 million, income from operations of $38 million and diluted earnings per share of $0.05 per share. See Note 3 to our unaudited consolidated financial statements for additional information.

1
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

The following table sets forth summarized operating results for the three months ended June 30, 2018 and 2017:

					Increase / Decrease
	2018		2017		$	%
	(Dollars in millions, except per share data)
Revenues	$4,006		$3,670		$336	9.2
Income from operations and operating margin	670	16.7%	606	16.5%	64	10.6
Net income	456		470		(14)	(3.0)
Diluted earnings per share	0.78		0.80		(0.02)
Other Financial Information[2]
Non-GAAP income from operations and Non-GAAP operating margin	882	22.0%	735	20.0%	147	20.0
Non-GAAP diluted earnings per share	1.19		0.93		0.26

The following charts set forth revenues and revenue growth by business segment and geography for the three months ended June 30, 2017 and 2018:
The following factors impacted our revenue growth during the three months ended June 30, 2018 as compared to June 30, 2017:

•	Solid performance in our Communications, Media and Technology, Products and Resources and Healthcare segments;

•
Revenues in our Financial Services business segment grew below Company average as certain banking customers continue to optimize the cost of supporting their systems and operations as they shift their spend to transformation and digital services;

•	Sustained strength in the North American market;

•	Continued penetration of the European and Rest of World (primarily Asia Pacific) markets;

•	Revenues from our customers in Europe grew 19.2% inclusive of a positive currency impact of 6.4%.

◦	Revenues from our Rest of Europe customers increased 30.9% inclusive of a positive currency impact of 7.1% and revenues from a new strategic customer acquired in the third quarter of 2017.

◦
Revenues from our United Kingdom customers increased 7.3% inclusive of a positive currency impact of 5.8%. Revenue growth in the United Kingdom continues to be negatively affected by weakness in the banking sector in that region;

•	Increased customer spending on discretionary projects;

•	Expansion of our service offerings, including consulting and digital services, next-generation IT solutions and platform-based solutions;

2
Non-GAAP income from operations, Non-GAAP operating margin and non-GAAP earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measures.

•	Continued expansion of the market for global delivery of technology and business process services; and

•	Increased penetration at existing customers, including strategic customers.
Our customers seek to meet a dual mandate of achieving more efficient and effective operations, while investing in digital technologies that are reshaping their business models. Increasingly, the relative emphasis among our customers is shifting towards investment and innovation, as reflected in accelerated demand for our digital services. We continue to see demand for larger, more complex projects that are transformational for our customers, including managed services contracts. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater period-to-period variability in our operating results. We increased the number of strategic customers by 7 during the quarter, bringing the total number of our strategic customers to 371. We define a strategic customer as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.
In the second quarter of 2018, we provided $100 million of initial funding to Cognizant U.S. Foundation, which is focused on science, technology, engineering and math (or collectively, STEM) education in the United States. This funding was reported in "Selling, general and administrative expenses" in our consolidated statements of operations and was excluded from our non-GAAP income from operations3, non-GAAP operating margin3 and non-GAAP diluted earnings per share3 as it is not expected to recur at this magnitude in the foreseeable future.
Our operating margin increased to 16.7% for the quarter ended June 30, 2018 from 16.5% for the quarter ended June 30, 2017, while our non-GAAP operating margin for the same period increased to 22.0%3 from 20.0%3. The increases in both our GAAP and non-GAAP operating margins were due to a decrease, as a percentage of revenues, in compensation and benefit costs as revenue growth outpaced headcount growth and the depreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in fees paid to strategic partners and other vendors related to our managed services and digital products and lower gains on settlement of our cash flow hedges in 2018 compared to 2017. Our GAAP operating margin was further negatively impacted by the initial funding of the Cognizant U.S. Foundation and the increase in amortization expense due to recent acquisitions. For the remainder of 2018, we expect our GAAP and non-GAAP operating margins to trend lower than the second quarter of 2018 as we absorb increased costs related to our annual salary revision and promotion cycles and other planned investments.
On December 22, 2017, the United States enacted the Tax Reform Act, which significantly revised the U.S. corporate income tax law for tax years beginning after December 31, 2017. During the fourth quarter of 2017, we recorded a one-time provisional net income tax expense of $617 million, which reflects certain assumptions based upon our interpretation of the Tax Reform Act and may change, possibly materially, as we receive additional clarification and guidance and as the interpretation of the Tax Reform Act evolves over time. During 2018, we have not recorded any adjustments to the one-time provisional net income tax expense. We anticipate completing the accounting for the Tax Reform Act within the measurement period. See Note 9 to our unaudited consolidated financial statements for additional information.
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
During the quarters ended June 30, 2018 and 2017, we incurred $3 million and $8 million, respectively, in costs related to the FCPA investigation and related lawsuits. We expect to continue to incur expenses related to these matters.

3
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measures.

We are involved in an ongoing dispute with the Indian Income Tax Department, or ITD, in connection with which we received a notice in March 2018 asserting that the ITD is owed additional taxes on our previously disclosed 2016 India Cash Remittance, the transaction undertaken by our principal operating subsidiary in India, or CTS India, to repurchase shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of that transaction, undertaken pursuant to a plan approved by the Madras High Court in Chennai, India, we previously paid $135 million in Indian income taxes, which we believe are all the applicable taxes owed for this transaction under Indian law. The ITD is asserting that we owe an additional 33 billion Indian rupees ($482 million at the June 30, 2018 exchange rate) related to the 2016 India Cash Remittance. In addition to the dispute on the 2016 India Cash Remittance, we are involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes collectively referred to as the ITD Dispute), for which we also believe we have paid all applicable taxes owed. Accordingly, we have not recorded any reserves for these matters as of June 30, 2018. The ITD Dispute is ongoing, and no final decision has been reached. While we believe that we have paid all applicable taxes related to the transactions underlying the ITD Dispute, if it is ultimately determined that we are liable for the full amount of additional taxes the ITD alleges we owe, there could be a material adverse effect on our results of operations, cash flows and financial condition.
In March 2018, the ITD placed an attachment on certain of our India bank accounts, relating to the 2016 India Cash Remittance. In April 2018, the Madras High Court granted our application for a stay of the actions of the ITD and lifted the ITD’s attachment of our bank accounts. As part of the interim stay order, we have deposited 5 billion Indian rupees ($72 million at the June 30, 2018 exchange rate) representing 15% of the disputed tax amount related to the 2016 India Cash Remittance, to be kept in a segregated account by the ITD. This amount is presented in "Other current assets" on our consolidated statement of financial position. In addition, the court has placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($410 million at the June 30, 2018 exchange rate), which is the remainder of the disputed tax amount related to the 2016 India Cash Remittance. We have classified affected time deposits as restricted assets and reported them in “Short-term investments” on our consolidated statement of financial position. As of June 30, 2018, the restricted time deposits balance was $419 million, including accumulated interest. See Note 9 to our unaudited consolidated financial statements for additional information.
We finished the second quarter of 2018 with approximately 268,900 employees, which is an increase of approximately 12,100 as compared to June 30, 2017. Annualized turnover, including both voluntary and involuntary, was approximately 22.6% for the three months ended June 30, 2018. The majority of our turnover occurs in India. The higher than usual annualized turnover rate reflects the highly competitive labor market in our industry in the geographies in which we compete for talent, including India. Annualized attrition rates on-site at customers are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff.
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
In 2018, we made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the changes is to charge to our business segments costs that are directly managed and controlled by them. Specifically, segment operating profit now includes the stock-based compensation expense of sales managers, account executives, account managers and project teams, which was previously included in "unallocated costs." In addition, we have changed the methodology of charging our business segments for the use of our global delivery centers and infrastructure from a fixed per employee charge to a variable per employee charge that differs depending on location and assets deployed. We have reported our segment operating profits using the new measurement methodology and have restated the prior period results to conform to the new methodology.
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
We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended June 30, 2018 and 2017. In addition, the services we provide to our larger customers are often critical to the operations of such customers. As such, we believe that a termination of our services would in many instances require an extended transition period with gradually declining revenues.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

		% of		% of	Increase / Decrease(1)
	2018(1)	Revenues	2017(1)	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$4,006	100.0	$3,670	100.0	$336	9.2
Cost of revenues(2)	2,417	60.3	2,261	61.6	156	6.9
Selling, general and administrative expenses(2)	805	20.1	709	19.3	96	13.5
Depreciation and amortization expense	114	2.8	94	2.6	20	21.3
Income from operations	670	16.7	606	16.5	64	10.6
Other income (expense), net	(47)		29		(76)	(262.1)
Income before provision for income taxes	623	15.6	635	17.3	(12)	(1.9)
Provision for income taxes	(168)		(165)		(3)	1.8
Income from equity method investments	1		—		1
Net income	$456	11.4	$470	12.8	$(14)	(3.0)
Diluted earnings per share	$0.78		$0.80		$(0.02)

Other Financial Information(3)
Non-GAAP income from operations and non-GAAP operating margin	$882	22.0	$735	20.0	$147	20.0
Non-GAAP diluted earnings per share	$1.19		$0.93		$0.26
_____________________

(1)
On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. For the three months ended June 30, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $31 million, income from operations of $38 million and diluted earnings per share of $0.05 per share. See Note 3 to our unaudited consolidated financial statements for additional information.

(2)	Exclusive of depreciation and amortization expense.

(3)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall
Our revenue growth was primarily attributed to services related to integration of digital technologies that are reshaping our customers' business, operating and technology models to align with shifts in consumer preferences, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall technology and operations costs and continued penetration in all our geographic markets. Revenues from customers added since June 30, 2017 were $126 million and represented 37.5% of the period-over-period revenue increase.
Our consulting and technology services revenues for the three months ended June 30, 2018 increased by 6.0% compared to the three months ended June 30, 2017 and represented 57.1% of total revenues for the three months ended June 30, 2018. Our outsourcing services revenues for the three months ended June 30, 2018 increased by 13.6% and constituted 42.9% of total revenues for the three months ended June 30, 2018.

On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. For the three months ended June 30, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $31 million. See Note 3 to our unaudited consolidated financial statements for additional information.

Revenues from our top customers as a percentage of total revenues were as follows:

	Three Months Ended June 30,
	2018	2017
Top five customers	8.6%	9.0%
Top ten customers	15.4%	15.1%

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the three months ended June 30:

	2018	2017	Increase
			$	%
	(Dollars in millions)
Financial Services	$1,469	$1,406	$63	4.5
Healthcare	1,156	1,050	106	10.1
Products and Resources	840	747	93	12.4
Communications, Media and Technology	541	467	74	15.8
Total revenues(1)	$4,006	$3,670	$336	9.2
_____________________

(1)
Results for 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. See Note 3 to our unaudited consolidated financial statements for additional information.

Financial Services
Revenues from our Financial Services segment grew 4.5%, inclusive of a positive currency impact of 1.0%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Growth was stronger among our insurance customers where revenues increased by $54 million as compared to an increase of $9 million for our banking customers. In this segment, revenues from customers added since June 30, 2017 were $36 million and represented 57.1% of the period-over-period revenues increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies that are reshaping our customers' business and operating models, cost optimization, robotic process automation, cyber security and vendor consolidation. Demand from certain banking customers may continue to be negatively affected by their ongoing efforts to optimize the cost of supporting their systems and operations as they shift their spend to transformation and digital services.
Healthcare
Revenues from our Healthcare segment grew 10.1% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Growth was stronger among our healthcare customers where revenues increased by $100 million, including revenues from Bolder Healthcare Solutions acquired in the second quarter of 2018 and a new strategic customer acquired in the third quarter of 2017, as compared to an increase of $6 million for our life sciences customers. Revenues from customers added since June 30, 2017 were $52 million and represented 49.1% of the period-over-period revenues increase in this segment. The demand for our services among life science customers has been affected by reduced discretionary spending. The demand for our services among healthcare customers may continue to be affected by uncertainty in the regulatory environment. We believe that in the long term the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.
Products and Resources
Revenues from our Products and Resources segment grew 12.4%, inclusive of a positive currency impact of 1.7%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Revenue growth in this segment was strongest among our manufacturing and logistics customers and energy and utilities customers where revenues increased by a combined $66 million. Revenues from our retail and consumer goods customers and travel and hospitality customers increased by a combined $27 million. Revenues from customers added since June 30, 2017 were $31 million, representing 33.3% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies that are reshaping our customers' business and operating models, as well as growing demand for analytics, supply chain consulting, implementation initiatives, smart products, transformation of business models, internet of things and omni channel commerce implementation and integration services. Discretionary spending by our retail customers has been and may continue to be affected by weakness in the retail sector.
Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 15.8%, inclusive of a positive currency impact of 1.5%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Revenue growth was $59 million among our technology customers and $15 million among our communications and media customers. Revenues from customers added since June 30, 2017 were $7 million and represented 9.5% of the period-over-period revenue increase in this segment. Growth within this segment was driven by the increased adoption of digital technologies, digital content operations, services to help our customers balance rationalizing costs while creating a differentiated user experience and an expanded range of services, including business process services. Revenue growth among our communications customers has been and may continue to be negatively affected by uncertainty due to significant merger and acquisition activity in their industry.
Revenues - Geographic Markets
Revenues by geographic market were as follows for the three months ended June 30:

	2018	2017	Increase
			$	%
	(Dollars in millions)
North America	$3,067	$2,851	$216	7.6
United Kingdom	309	288	21	7.3
Rest of Europe	381	291	90	30.9
Europe - Total	690	579	111	19.2
Rest of World	249	240	9	3.8
Total revenues(1)	$4,006	$3,670	$336	9.2
_____________________

(1)
Results for 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. See Note 3 to our unaudited consolidated financial statements for additional information.

North America continues to be our largest market, representing 76.6% of total revenues for the second quarter of 2018, and 64.3% of total revenue growth from the second quarter of 2017. Revenues from our customers in Europe grew 19.2% inclusive of a positive currency impact of 6.4%. Specifically, revenues from our Rest of Europe customers, increased 30.9% inclusive of a positive currency impact of 7.1%, while within the United Kingdom we experienced an increase in revenues of 7.3% inclusive of a positive currency impact of 5.8%. Revenues from our Rest of World customers grew 3.8% in the second quarter of 2018. Revenue growth in the United Kingdom and Rest of World was negatively affected by weakness in the banking sector in those regions. We believe that Europe, India, Middle East, Asia Pacific and Latin America will continue to be areas of significant investment for us as we see these regions as long term growth opportunities.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel and subcontracting costs relating to revenues. Our cost of revenues increased by 6.9% during the second quarter of 2018 as compared to the second quarter of 2017, decreasing as a percentage of revenues to 60.3% in the second quarter of 2018 compared to 61.6% in the second quarter of 2017. The decrease as a percentage of revenues was due primarily to a decrease in compensation and benefits as revenue growth outpaced headcount growth and the depreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in fees paid to strategic partners and other vendors related to our managed services and digital products and lower realized gains on our cash flow hedges in 2018 compared to 2017. Compensation and benefits costs increased by $66 million when compared to the three months ended June 30, 2017, as the number of our technical personnel increased.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 14.4% during the second quarter of 2018 as compared to the second quarter of 2017, increasing as a percentage of revenues to 22.9% in the second quarter of 2018 as compared to 21.9% in the second quarter of 2017. The increase as a percentage of revenues was due primarily to the initial funding of the Cognizant U.S. Foundation and increases in amortization expense due to recent acquisitions, partially offset by a decrease in compensation and benefit costs.
Income from Operations and Operating Margin - Overall
Income from operations increased 10.6% in the second quarter of 2018 as compared to the second quarter of 2017. Our operating margin increased to 16.7% for the quarter ended June 30, 2018 from 16.5% for the quarter ended June 30, 2017, primarily due to a decrease, as a percentage of revenues, in compensation and benefit costs as revenue growth outpaced headcount growth and the depreciation of the Indian rupee against the U.S. dollar, partially offset by the initial funding of the Cognizant U.S. Foundation, an increase in fees paid to strategic partners and other vendors related to our managed services and digital products, an increase in amortization expense due to the recent acquisitions and lower gains on settlement of our cash flow hedges in 2018 compared to 2017. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 66 basis points or 0.66 percentage points in the three months ended June 30, 2018. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 17 basis points or 0.17 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended June 30, 2018, the settlement of our cash flow hedges positively impacted our operating margin by approximately 52 basis points or 0.52 percentage points as compared to a positive impact of approximately 95 basis points or 0.95 percentage points during the three months ended June 30, 2017.
For the three months ended June 30, 2018 and 2017, our non-GAAP operating margins were 22.0%4 and 20.0%4, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense, acquisition-related charges, realignment charges and in the second quarter of 2018, the initial funding of the Cognizant U.S. Foundation.
For the remainder of 2018, we expect our GAAP and non-GAAP operating margins to trend lower than the second quarter of 2018 as we absorb increased costs related to our annual salary revision and promotion cycles and other planned investments.
Segment Operating Profit
In 2018, we made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the changes is to charge to our business segments costs that are directly managed and controlled by them. Specifically, segment operating profit now includes the stock-based compensation expense of sales managers, account executives, account managers and project teams, which was previously included in "unallocated costs." In addition, we have changed the methodology of charging our business segments for the use of our global delivery centers and infrastructure from a fixed per employee charge to a variable per employee charge that differs depending on location and assets deployed. We have reported our segment operating profits using the new measurement methodology and have restated the prior period results to conform to the new methodology.

_______________

4
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Segment operating profits were as follows for the three months ended June 30:

			Increase
	2018	2017	$	%
	(Dollars in millions)
Financial Services	$462	$445	$17	3.8
Healthcare	357	345	12	3.5
Products and Resources	258	230	28	12.2
Communications, Media and Technology	179	156	23	14.7
Total segment operating profit	1,256	1,176	80	6.8
Less: unallocated costs	586	570	16	2.8
Income from operations	$670	$606	$64	10.6

In our Financial Services, Healthcare and Communications, Media and Technology business segments, operating profits decreased as a percentage of revenues due to investments to accelerate our shift to digital, including re-skilling of service delivery personnel, an increase in subcontractor costs and an increase in fees paid to the strategic partners and other vendors related to our managed services and digital products, partially offset by the positive impact of revenue growth outpacing headcount growth and the depreciation of the Indian rupee against the U.S. dollar. In our Products and Resources business segment, operating profits remained flat as a percentage of revenues.
Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended June 30:

	2018	2017	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses) gains	$(98)	$8	$(106)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	18	(3)	21
Net foreign currency exchange (losses) gains	(80)	5	(85)
Interest income	40	31	9
Interest expense	(7)	(6)	(1)
Other, net	—	(1)	1
Total other (expense) income, net	$(47)	$29	$(76)
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets and liabilities. As of June 30, 2018, the notional value of our undesignated hedges was $432 million. The increase in interest income of $9 million was primarily attributable to an increase in average invested balances and higher yields in 2018.
Provision for Income Taxes
The provision for income taxes increased to $168 million during the three months ended June 30, 2018 from $165 million during the three months ended June 30, 2017. The effective income tax rate increased to 27.0% for the three months ended June 30, 2018 from 26.0% for the three months ended June 30, 2017 primarily due to a higher effective income tax rate for our India subsidiaries resulting from the foreign currency exchange gains on their statutory books as the Indian rupee depreciated against the U.S. dollar. The estimate of our 2018 annual effective income tax rate reflects the current interpretation of the Tax Reform Act, including the GILTI provision and may change as we receive additional clarification and guidance and as the interpretation of the Tax Reform Act evolves over time.

Net Income
Net income decreased to $456 million for the three months ended June 30, 2018 from $470 million for the three months ended June 30, 2017, representing 11.4% and 12.8% of revenues, respectively. The decrease in net income is primarily due to foreign currency exchange losses in 2018 compared to gains in 2017, partially offset by an increase in income from operations.

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

Our non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation expense, acquisition-related charges, realignment charges and, in the second quarter of 2018, the initial funding of the Cognizant U.S. Foundation. Our definition of non-GAAP diluted earnings per share excludes net non-operating foreign currency exchange gains or losses and the effect of recognition in the first quarter of 2017 of an income tax benefit previously unrecognized in our consolidated financial statements related to a specific uncertain tax position, in addition to excluding stock-based compensation expense, acquisition-related charges, realignment charges and, in the second quarter of 2018, the initial funding of the Cognizant U.S. Foundation. Our non-GAAP diluted earnings per share is additionally adjusted for the income tax impact of the above items, as applicable. The income tax impact of each item is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

	2018	% of Revenues	2017	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$670	16.7	$606	16.5
Add: Stock-based compensation expense (1)	71	1.8	55	1.5
Add: Acquisition-related charges (2)	41	1.0	35	1.0
Add: Realignment charges (3)	—	—	39	1.0
Add: Initial funding of Cognizant U.S. Foundation (4)	100	2.5	—	—
Non-GAAP income from operations and non-GAAP operating margin	$882	22.0	$735	20.0

GAAP diluted earnings per share	$0.78		$0.80
Effect of above operating adjustments, pre-tax	0.36		0.22
Effect of non-operating foreign currency exchange (gains) losses, pre-tax (5)	0.14		(0.01)
Tax effect of non-GAAP adjustments to pre-tax income (6)	(0.09)		(0.08)
Non-GAAP diluted earnings per share	$1.19		$0.93
_____________________

(1)	Stock-based compensation expense reported in:

	Three Months Ended June 30,
	2018	2017
	(in millions)
Cost of revenues	$16	$13
Selling, general and administrative expenses	55	42

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

(4)	In the second quarter of 2018, we provided $100 million of initial funding to Cognizant U.S. Foundation, which is focused on STEM education in the United States.

(5)
Non-operating foreign currency exchange gains (losses), inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

(6)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended June 30,
	2018	2017
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Stock-based compensation expense	$19	$20
Acquisition-related charges	11	12
Realignment charges	—	14
Foreign currency exchange gains (losses)	(8)	—
Initial funding of Cognizant U.S. Foundation	28	—
The effective income tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

		% of		% of	Increase / Decrease
	2018(1)	Revenues	2017(1)	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$7,918	100.0	$7,216	100.0	$702	9.7
Cost of revenues(2)	4,818	60.8	4,455	61.7	363	8.1
Selling, general and administrative expenses(2)	1,516	19.1	1,395	19.3	121	8.7
Depreciation and amortization expense	221	2.8	190	2.6	31	16.3
Income from operations	1,363	17.2	1,176	16.3	187	15.9
Other income (expense), net	(43)		108		(151)	(139.8)
Income before provision for income taxes	1,320	16.7	1,284	17.8	36	2.8
Provision for income taxes	(345)		(257)		(88)	34.2
Income from equity method investments	1		—		1
Net income	$976	12.3	$1,027	14.2	$(51)	(5.0)
Diluted earnings per share	$1.66		$1.71		$(0.05)
Other Financial Information (3)
Non-GAAP income from operations and non-GAAP operating margin	$1,676	21.2	$1,404	19.5	$272	19.4
Non-GAAP diluted earnings per share	$2.25		$1.76		$0.49

(1)
On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. For the six months ended June 30, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $52 million, income from operations of $67 million and diluted earnings per share of $0.09 per share. See Note 3 to our unaudited consolidated financial statements for additional information.

(2)	Exclusive of depreciation and amortization expense.

(3)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall

Our revenue growth was primarily attributed to services related to integration of digital technologies that are reshaping our customers' business, operating and technology models to align with shifts in consumer preferences, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall technology and operations costs and continued penetration in all our geographic markets. Revenues from customers added since June 30, 2017 were $183 million and represented 26.1% of the period-over-period revenue increase.

Our consulting and technology services revenues for the six months ended June 30, 2018 increased by 8.3% compared to the six months ended June 30, 2017 and represented 57.5% of total revenues for the six months ended June 30, 2018. Our outsourcing services revenues for the six months ended June 30, 2018 increased by 11.7% and constituted 42.5% of total revenues for the six months ended June 30, 2018.

On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. For the six months ended June 30, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $52 million. See Note 3 to our unaudited consolidated financial statements for additional information.

Revenues from our top customers were as follows:

	Six Months Ended June 30,
	2018	2017
Revenues from top five customers as a percentage of total revenues	8.6%	8.9%
Revenues from top ten customers as a percentage of total revenues	15.6%	15.0%
Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the six months ended June 30:

	2018	2017	Increase
			$	%
	(Dollars in millions)
Financial Services	$2,930	$2,782	$148	5.3
Healthcare	2,277	2,053	224	10.9
Products and Resources	1,661	1,484	177	11.9
Communications, Media and Technology	1,050	897	153	17.1
Total revenues(1)	$7,918	$7,216	$702	9.7
_____________________

(1)
Results for 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. See Note 3 to our unaudited consolidated financial statements for additional information.

Financial Services
Revenues from our Financial Services segment grew 5.3%, inclusive of a positive currency impact of 1.6%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Growth was stronger among our insurance customers where revenues increased by $109 million as compared to an increase of $39 million for our banking customers. In this segment, revenues from customers added since June 30, 2017 were $56 million and represented 37.8% of the period-over-period revenue increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies that are reshaping our customers' business and operating models, cost optimization, robotic process automation, cyber security and vendor consolidation. Demand from certain banking customers may continue to be negatively affected by their ongoing efforts to optimize the cost of supporting their systems and operations as they shift their spend to transformation and digital services.
Healthcare
Revenues from our Healthcare segment grew 10.9% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Revenues from our healthcare customers increased by $211 million, including revenues from Bolder Healthcare Solutions acquired in the second quarter of 2018 and a new strategic customer acquired in the third quarter of 2017, while revenue growth among our life sciences customers was $13 million. Revenues from customers added since June 30, 2017 were $66 million and represented 29.5% of the period-over-period revenue increase in this segment. The increase in revenues from our life sciences customers was driven by a growing demand for a broader range of services, including business process services, advanced data analytics and solutions that span multiple service lines while leveraging cloud technologies and platforms. The demand for our services among healthcare customers could be affected by uncertainty in the regulatory environment. We believe that in the long term the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.
Products and Resources
Revenues from our Products and Resources segment grew 11.9%, inclusive of a positive currency impact of 2.4%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Revenue growth in this segment was strongest among our energy and utilities customers and manufacturing and logistics customers, where revenues increased by a combined $130 million. Revenues from our retail and consumer goods customers and travel and hospitality customers increased by a combined $47 million. Revenues from customers added since June 30, 2017 were $50 million, representing 28.2% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies that are reshaping our customers' business and operating models, as well as growing demand for analytics, supply chain consulting, implementation initiatives, smart products, transformation of business models, internet of things and omni channel commerce implementation and integration services. Discretionary spending by our retail customers has been and may continue to be affected by weakness in the retail sector.
Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 17.1%, inclusive of a positive currency impact of 2.4%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Revenue growth was $112 million among our technology customers and $41 million among our communications and media customers. Revenues from customers added since June 30, 2017 were $11 million and represented 7.2% of the period-over-period revenue increase in this segment. Growth within this segment was driven by the increased adoption of digital technologies, digital content operations, services to help our customers balance rationalizing costs while creating a differentiated user experience and an expanded range of services, including business process services. Revenue growth among our communications customers has been and may continue to be negatively affected by uncertainty due to significant merger and acquisition activity in their industry.
Revenues - Geographic Markets
Revenues by geographic market were as follows for the six months ended June 30:

	2018	2017	Increase (Decrease)
			$	%
	(Dollars in millions)
North America	$6,042	$5,612	$430	7.7
United Kingdom	619	562	57	10.1
Rest of Europe	755	576	179	31.1
Europe - Total	1,374	1,138	236	20.7
Rest of World	502	466	36	7.7
Total revenues(1)	$7,918	$7,216	$702	9.7
_____________________

(1)
Results for 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. See Note 3 to our unaudited consolidated financial statements for additional information.

North America continues to be our largest market, representing 76.3% of total revenues for the six months ended June 30, 2018 and accounting for 61.3% of total revenue growth over the six months ended June 30, 2017. Revenues from our customers in Europe grew 20.7%, after a positive currency impact of 9.0%. Specifically, revenues from our Rest of Europe customers grew 31.1% after an positive currency impact of 9.9%, while within the United Kingdom we experienced an increase in revenues of 10.1%, after a positive currency impact of 8.2%. Revenue growth in the United Kingdom was negatively affected by weakness in the banking sector in that region. Revenues from our Rest of World customers grew 7.7%. We believe that Europe, India, Middle East, Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long term growth opportunities.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel and subcontracting costs relating to revenues. Our cost of revenues increased by 8.1% during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, decreasing as a percentage of revenues to 60.8% in the first half of 2018 compared to 61.7% in the first half of 2017. The decrease as a percentage of revenues was due primarily to a decrease in compensation and benefits costs as revenue growth outpaced headcount growth, partially offset by an increase in fees paid to strategic partners and other vendors related to our managed services and digital products. For the six months ended June 30, 2018, compensation and benefits costs increased by $245 million as compared to the six months ended June 30, 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 9.6% during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, decreasing as a percentage of revenues to 21.9% for the six months ended June 30, 2018 as compared to 22.0% for the six months ended June 30, 2017. The decrease as a percentage of revenues was due primarily to efficiencies of leveraging our cost structure over a larger organization, partially offset by the initial funding of the Cognizant U.S. Foundation in the second quarter of 2018.
Income from Operations and Operating Margin - Overall

Income from operations increased 15.9% for the six months ended June 30, 2018 as compared to the same period in 2017. Our operating margin increased to 17.2% for the six months ended June 30, 2018 from 16.3% for the six months ended June 30, 2017, due to a decrease, as a percentage of revenues, in compensation and benefits costs as revenue growth outpaced headcount growth, partially offset by the initial funding of the Cognizant U.S. Foundation in the second quarter of 2018 and an increase in fees paid to strategic partners and other vendors related to our managed service and digital products. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 2 basis points or 0.02% percentage points during the six months ended June 30, 2018. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the six months ended June 30, 2018, the settlement of cash flow hedges positively impacted our operating margin by approximately 71 basis points or 0.71 percentage points, as compared to a positive impact of approximately 76 basis points or 0.76 percentage points during the six months ended June 30, 2017.

For the six months ended June 30, 2018 and 2017, our non-GAAP operating margins were 21.2%5 and 19.5%5, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense, acquisition-related charges, realignment charges and in the second quarter of 2018, the initial funding of the Cognizant U.S. Foundation.
Segment Operating Profit
Segment operating profits were as follows for the six months ended June 30:

			Increase (Decrease)
	2018	2017	$	%
	(Dollars in millions)
Financial Services	$909	$872	$37	4.2
Healthcare	695	619	76	12.3
Products and Resources	514	447	67	15.0
Communications, Media and Technology	338	291	47	16.2
Total segment operating profit	2,456	2,229	227	10.2
Less: unallocated costs	1,093	1,053	40	3.8
Income from operations	$1,363	$1,176	$187	15.9
In our Healthcare and Products and Resources business segments, operating profits increased as a percentage of revenues as revenue growth outpaced headcount growth, partially offset by investments to accelerate our shift to digital. In our Financial Services and Communication, Media and Technology business segments, operating profits decreased as a percentage of revenues due to investments to accelerate our shift to digital.

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

Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the six months ended June 30:

	2018	2017	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses) gains	$(131)	$70	$(201)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	20	(13)	33
Foreign currency exchange (losses) gains, net	(111)	57	(168)
Interest income	81	63	18
Interest expense	(13)	(12)	(1)
Total other (expense) income, net	$(43)	$108	$(151)
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets and liabilities. As of June 30, 2018, the notional value of our undesignated hedges was $432 million. The increase in interest income of $18 million was primarily attributable to an increase in average invested balances in 2018.
Provision for Income Taxes

The provision for income taxes increased to $345 million during the six months ended June 30, 2018 from $257 million during the six months ended June 30, 2017. The effective income tax rate increased to 26.1% for the six months ended June 30, 2018 from 20.0% for the six months ended June 30, 2017. The increase in our effective income tax rate was primarily due to the recognition in the first quarter of 2017 of income tax benefits previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million and a higher effective income tax rate for our India subsidiaries resulting from the foreign currency exchange gains on their statutory books as the Indian rupee depreciated against the U.S. dollar. The estimate of our 2018 annual effective income tax rate reflects the current interpretation of the Tax Reform Act, including the GILTI provision and may change as we receive additional clarification and guidance and as the interpretation of the Tax Reform Act evolves over time.
Net Income
Net income decreased to $976 million for the six months ended June 30, 2018 from $1,027 million for the six months ended June 30, 2017, representing 12.3% and 14.2% of revenues, respectively. The decrease in net income as a percentage of revenues is primarily due to foreign exchange losses in 2018 compared to gains in 2017.

Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:

	2018	% of Revenues	2017	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$1,363	17.2	$1,176	16.3
Add: Stock-based compensation expense (1)	130	1.6	109	1.5
Add: Acquisition-related charges (2)	82	1.1	69	1.0
Add: Realignment charges (3)	1	—	50	0.7
Add: Initial funding of Cognizant U.S. Foundation (4)	100	1.3	—	—
Non-GAAP income from operations and non-GAAP operating margin	$1,676	21.2	$1,404	19.5

GAAP diluted earnings per share	$1.66		$1.71
Effect of above operating adjustments, pre-tax	0.53		0.38
Effect of non-operating foreign currency exchange losses (gains), pre-tax (5)	0.19		(0.10)
Tax effect of non-GAAP adjustments to pre-tax income (6)	(0.13)		(0.14)
Effect of recognition of income tax benefit related to an uncertain tax position (7)	—		(0.09)
Non-GAAP diluted earnings per share	$2.25		$1.76
_____________________

(1)	Stock-based compensation expense reported in:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Cost of revenues	$31	$28
Selling, general and administrative expenses	99	81

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

(4)	In the second quarter of 2018, we provided $100 million of initial funding to Cognizant U.S. Foundation, which is focused on STEM education in the United States.

(5)
Non-operating foreign currency exchange gains (losses), inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

(6)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Stock-based compensation expense	$38	$41
Acquisition-related charges	20	24
Realignment charges	—	18
Foreign currency exchange gains (losses)	(9)	5
Initial funding of Cognizant U.S. Foundation	28	—

The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

(7)
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

Liquidity and Capital Resources

Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of June 30, 2018, we had cash, cash equivalents and short-term investments of $4,247 million, of which $419 million was restricted and not available for use as a result of our dispute with the ITD with respect to our 2016 India Cash Remittance. See Note 9 of our unaudited consolidated financial statements for more information. As of June 30, 2018, we had available capacity under our revolving credit facility of approximately $750 million. The following table provides a summary of our cash flows for the six months ended June 30:

	2018	2017	Increase / Decrease
	(in millions)
Net cash provided by operating activities	$1,028	$798	$230
Net cash (used in) investing activities	(811)	(298)	(513)
Net cash (used in) financing activities	(1,222)	(1,421)	199

Operating activities
The increase in cash generated from operating activities was primarily attributable to the increase in income from operations and the increase in non-cash expenses in the six months ended June 30, 2018 as compared to the same period in 2017, partially offset by the initial funding of the Cognizant U.S. Foundation in the second quarter of 2018.

On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. As a result of adoption, we classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). By contrast, a contract asset is a right to consideration that is conditional upon factors other than the passage of time. Upon adoption, we reclassified (i) balances representing receivables, as defined by the New Revenue Standard, from Unbilled accounts receivable to Trade accounts receivable, net and (ii) balances representing contract assets, as defined by the New Revenue Standard, from Unbilled accounts receivable to Other current assets. Balances as of June 30, 2018 are presented under the New Revenue Standard, while prior period balances are not adjusted and continue to be reported in accordance with our historic accounting policies.

Historically, our days sales outstanding calculation included billed and unbilled accounts receivable, net of allowance for doubtful accounts, reduced by the uncollected portion of our deferred revenue. To reflect the adoption of the New Revenue Standard and maintain the comparability of the calculation, in 2018 we adjusted the definition to include receivables, as defined by the New Revenue Standard, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. Our days sales outstanding as of June 30, 2018 was 76 days, higher as compared to 71 days as of December 31, 2017 and 73 days as of June 30, 2017. The adoption of the New Revenue Standard increased our days sales outstanding as of June 30, 2018 by 2 days. We monitor turnover, aging and the collection of accounts receivable by customer.

Investing activities
The increase in cash used in investing activities is primarily related to higher payments for acquisitions and outflows for capital expenditures in the 2018 period as compared to 2017.

Financing activities
The decrease in cash used in financing activities in the 2018 period is primarily attributable to lower repurchases of common stock in 2018 compared to the same period in 2017, partially offset by higher dividends paid in 2018 and net repayments under the revolving credit facility in 2018 as compared to net borrowings under the credit facility in the same period in 2017.

In 2014, we entered into a credit agreement with a commercial bank syndicate, or the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TZ US Parent, Inc., or TriZetto. The revolving credit facility is available for general corporate purposes. As of June 30, 2018, we had $750 million outstanding under the term loan and no outstanding notes under the revolving credit facility. The term loan and the revolving credit facility both mature in November 2019 with a final payment of $625 million due on the term loan. While we believe we will have sufficient liquidity to fund the final payment if necessary, we plan to evaluate alternative financing arrangements prior to maturity.

The Credit Agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the Credit Agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. As of June 30, 2018, we were in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of June 30, 2018 and through the date of this filing.

In February 2017, we announced a plan to return $3.4 billion to stockholders by the end of 2018 through a combination of stock repurchases and cash dividends. As part of this plan, to date we expended $2.7 billion to repurchase our Class A common stock under ASRs and paid cash dividends totaling $501 million. The payments related to the ASRs were funded with cash on hand in the U.S. and borrowings under the revolving credit facility. Stock repurchases may be made from time to time through open-market purchases, through the use of Rule 10b5-1 plans and/or by other means. We are currently evaluating the longer term impact the Tax Reform Act may have on our overall capital return program. As a first step, in February 2018 our Board of Directors approved an increase to our quarterly dividend to $0.20 per share.

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

Other Liquidity and Capital Resources Information
We seek to ensure that our worldwide cash is available in the locations in which it is needed. As part of our ongoing liquidity assessments, we regularly monitor the mix of our domestic and international cash flows and cash balances. As a result of the enactment of the Tax Reform Act, our historical and future foreign earnings are no longer subject to U.S. federal income tax upon repatriation beyond the one-time transition tax accrued in the fourth quarter of 2017. During the first half of 2018, we repatriated $2,108 million from our foreign subsidiaries. As of June 30, 2018, $2,570 million of our cash, cash equivalents and short-term investments were held outside the United States, of which $1,723 million was held in India. As further described in Note 9 of our unaudited consolidated financial statements, $419 million of our short-term investment balances held in India were classified as restricted as of June 30, 2018. We are continuing to evaluate what portion of the non-U.S. cash, cash equivalents and short-term investments held outside India is needed locally to execute our strategic plans and what amount is available for repatriation back to the United States.

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
We expect our operating cash flow, cash and investment balances (excluding the $419 million of India restricted assets), and available capacity under our revolving credit facility to be sufficient to meet our operating requirements, in India and globally, for the next twelve months. We expect to fund the remaining balance of the one-time transition tax related to the Tax Reform Act, which is payable in installments through the year 2024, from a combination of cash generated from operations, borrowings and the repatriation of a portion of our historical non-U.S. earnings that are available for distribution to the United States. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures, to meet our long-term capital requirements beyond a twelve month period and our ability to execute the remainder of our capital return plan will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.
As further described in Note 9 of our unaudited consolidated financial statements, certain cash, cash equivalents and short-term investment balances in India totaling $419 million were restricted in connection with our dispute with the ITD with respect to our 2016 India Cash Remittance. The dispute with the ITD is ongoing, and no final decision has been reached. The affected balances may continue to remain restricted and unavailable for our use while the dispute is ongoing. Additionally, while we believe that we have paid all applicable taxes related to the transactions underlying the ITD Dispute, if it is ultimately determined that we are liable for the full amount of additional taxes the ITD claims we owe, our liquidity could be materially adversely affected.

Commitments and Contingencies

See Note 13 to our unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the six months ended June 30, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2018. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 to our unaudited consolidated financial statements.

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
As of June 30, 2018, the remaining available balance under our stock repurchase program authorized by the Board of Directors was $0.8 billion.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2018 - April 30, 2018
Open market and privately negotiated purchases	—	$—	—	$1,400
May 1, 2018 - May 31, 2018
Open market and privately negotiated purchases	—	—	—
March 2018 ASR	708,984	(a)	708,984	1,400
June 1, 2018 - June 30, 2018
Open market and privately negotiated purchases	—	—	—
June 2018 ASR	6,492,680	(b)	6,492,680	800
Total	7,201,664	$—	7,201,664

(a)
In March 2018, the Company entered into an ASR to purchase up to $300 million of the Company's Class A common stock. In May 2018, the purchase period for the ASR ended and an additional 0.7 million shares were delivered. In total, 3.7 million shares were delivered under the ASR at an average repurchase price of $79.95.

(b)
Under the terms of the June 2018 ASR and in exchange for up-front payments of $600 million, the financial institution initially delivered 6.5 million shares, a portion of the Company's total expected shares to be repurchased under the June 2018 ASR. The total number of shares ultimately delivered and therefore the average price paid per share, will be determined at the end of the purchase period, which is scheduled to end during the third quarter of 2018, based on the volume-weighted average price of the Company's common stock during that period.

During the three months ended June 30, 2018, we purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended June 30, 2018, such repurchases totaled 433,947 shares at an aggregate cost of $33 million.

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on June 5, 2018	8-K	000-24429	3.3	6/7/2018
10.1	Amendment to Employment Agreement, by and between the Company and Rajeev Mehta, dated June 12, 2018					Filed
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	August 2, 2018	By:	/s/ FRANCISCO D’SOUZA
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2018	By:	/s/ KAREN MCLOUGHLIN
Karen McLoughlin,
Chief Financial Officer
(Principal Financial Officer)