Form 10-Q
period 2018-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2018-10-30
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 23, 2018:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	579,028,009

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,339	$1,925
Short-term investments	3,424	3,131
Trade accounts receivable, net of allowances of $68 and $65, respectively	3,187	2,865
Unbilled accounts receivable	—	357
Other current assets	777	833
Total current assets	8,727	9,111
Property and equipment, net	1,362	1,324
Goodwill	3,037	2,704
Intangible assets, net	1,021	981
Deferred income tax assets, net	391	418
Long-term investments	93	235
Other noncurrent assets	643	448
Total assets	$15,274	$15,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$223	$210
Deferred revenue	244	383
Short-term debt	100	175
Accrued expenses and other current liabilities	2,126	2,071
Total current liabilities	2,693	2,839
Deferred revenue, noncurrent	72	104
Deferred income tax liabilities, net	157	146
Long-term debt	624	698
Long-term income taxes payable	490	584
Other noncurrent liabilities	260	181
Total liabilities	4,296	4,552
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 580 and 588 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	119	49
Retained earnings	11,041	10,544
Accumulated other comprehensive income (loss)	(188)	70
Total stockholders’ equity	10,978	10,669
Total liabilities and stockholders’ equity	$15,274	$15,221
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$4,078	$3,766	$11,996	$10,982
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,480	2,337	7,298	6,792
Selling, general and administrative expenses	734	674	2,250	2,069
Depreciation and amortization expense	119	107	340	297
Income from operations	745	648	2,108	1,824
Other income (expense), net:
Interest income	47	34	128	97
Interest expense	(6)	(6)	(19)	(18)
Foreign currency exchange gains (losses), net	(122)	(16)	(233)	41
Other, net	(2)	(2)	(2)	(2)
Total other income (expense), net	(83)	10	(126)	118
Income before provision for income taxes	662	658	1,982	1,942
Provision for income taxes	(185)	(164)	(530)	(421)
Income from equity method investments	—	1	1	1
Net income	$477	$495	$1,453	$1,522
Basic earnings per share	$0.82	$0.84	$2.49	$2.56
Diluted earnings per share	$0.82	$0.84	$2.48	$2.55
Weighted average number of common shares outstanding - Basic	579	590	584	594
Dilutive effect of shares issuable under stock-based compensation plans	1	2	1	2
Weighted average number of common shares outstanding - Diluted	580	592	585	596
Dividends declared per common share	$0.20	$0.15	$0.60	$0.30
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$477	$495	$1,453	$1,522
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12)	33	(46)	100
Change in unrealized gains and losses on cash flow hedges	(82)	(22)	(205)	56
Change in unrealized gains and losses on available-for-sale securities	—	—	(6)	2
Other comprehensive income (loss)	(94)	11	(257)	158
Comprehensive income	$383	$506	$1,196	$1,680
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2017	588	$6	$49	$10,544	$70	$10,669
Cumulative effect of changes in accounting principle(1)	—	—	—	122	(1)	121
Net income	—	—	—	1,453	—	1,453
Other comprehensive income (loss)	—	—	—	—	(257)	(257)
Common stock issued, stock-based compensation plans	5	—	142	—	—	142
Stock-based compensation expense	—	—	199	—	—	199
Repurchases of common stock	(13)	—	(271)	(723)	—	(994)
Dividends	—	—	—	(355)	—	(355)
Balance, September 30, 2018	580	$6	$119	$11,041	$(188)	$10,978

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2016	608	$6	$358	$10,478	$(114)	$10,728
Net income	—	—	—	1,522	—	1,522
Other comprehensive income (loss)	—	—	—	—	158	158
Common stock issued, stock-based compensation plans	6	—	146	—	—	146
Stock-based compensation expense	—	—	161	—	—	161
Repurchases of common stock	(24)	—	(457)	(1,100)	—	(1,557)
Dividends	—	—	—	(179)	—	(179)
Balance, September 30, 2017	590	$6	$208	$10,721	$44	$10,979

(1)	Reflects the adoption of accounting standards as described in Note 1.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,453	$1,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367	321
Provision for doubtful accounts	5	12
Deferred income taxes	46	(46)
Stock-based compensation expense	199	161
Other	196	(49)
Changes in assets and liabilities:
Trade accounts receivable	(313)	(284)
Other current assets	338	21
Other noncurrent assets	(194)	(65)
Accounts payable	(5)	(5)
Deferred revenues, current and noncurrent	(116)	(21)
Other current and noncurrent liabilities	(86)	4
Net cash provided by operating activities	1,890	1,571
Cash flows from investing activities:
Purchases of property and equipment	(281)	(204)
Purchases of available-for-sale investment securities	(1,356)	(2,163)
Proceeds from maturity or sale of available-for-sale investment securities	1,516	2,352
Purchases of held-to-maturity investment securities	(1,093)	(1,015)
Proceeds from maturity of held-to-maturity investment securities	750	208
Purchases of other investments	(479)	(363)
Proceeds from maturity or sale of other investments	345	835
Payments for business combinations, net of cash acquired	(479)	(72)
Net cash (used in) investing activities	(1,077)	(422)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	142	146
Repurchases of common stock	(994)	(1,557)
Repayment of term loan borrowings and capital lease obligations	(89)	(62)
Net change in notes outstanding under the revolving credit facility	(75)	—
Dividends paid	(352)	(179)
Net cash (used in) financing activities	(1,368)	(1,652)
Effect of exchange rate changes on cash and cash equivalents	(31)	46
(Decrease) in cash and cash equivalents	(586)	(457)
Cash and cash equivalents, beginning of year	1,925	2,034
Cash and cash equivalents, end of period	$1,339	$1,577
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
There were no restricted cash balances as of September 30, 2018. The adoption of this update had no impact on our financial statements for the three and nine months ended September 30, 2018.
February 2018 Income Statement - Reporting Comprehensive Income	January 1, 2018 In the period of adoption
This update provides an option for entities to reclassify stranded tax effects caused by the recently-enacted Tax Cuts and Jobs Act, or Tax Reform Act, from accumulated other comprehensive income to retained earnings.

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
We do not expect the adoption of this update to have a material impact on our financial statements.
August 2018 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (CCA) that is a Service Contract	January 1, 2020
This update aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The update clarifies that a customer should capitalize certain implementation costs and subsequently amortize such costs over the term of the hosting arrangement as operating expenses.

We are currently evaluating the effect this update will have on our consolidated financial statements and related disclosures.

Note 2 — Internal Investigation and Related Matters

We have substantially completed our internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. The investigation, which began in 2016, has also examined various other payments made in small amounts in India that may not have complied with Company policy or applicable law. In September 2016, we voluntarily notified the U.S. Department of Justice, or DOJ, and Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation has been conducted under the oversight of the Audit Committee, with the assistance of outside counsel. In connection with the investigation, during the year ended December 31, 2016, we recorded out-of-period corrections related to $4 million of potentially improper payments between 2009 and 2016 that had been previously capitalized when they should have been expensed. These out-of-period corrections were not material to any previously issued financial statements. There were no adjustments recorded during 2018 and 2017 related to the amounts under investigation.

The Company’s discussions with the DOJ and SEC have progressed to a point where the Company can now reasonably estimate a probable loss and has recorded an accrual of $28 million, or FCPA Accrual, in the caption “Accrued expenses and other current liabilities” in our consolidated statements of financial position. There can be no assurance as to the timing of a final resolution of these matters with the DOJ and SEC.

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

The following tables compare the financial statement line items materially affected by the adoption of the New Revenue Standard as of and for the three and nine months ended September 30, 2018 to the pro-forma amounts had the previous guidance been in effect, or Pro-forma Amounts:

	September 30, 2018
	As Reported	Pro-forma Amounts	Impacts of the New Revenue Standard
	(in millions)
Assets:
Trade accounts receivable, net(1), (2)	$3,187	$3,073	$114
Unbilled accounts receivable(1), (3)	—	432	(432)
Other current assets(2), (3)	777	457	320
Total current assets			2
Other noncurrent assets(4)	643	589	54
Total assets			$56
Liabilities:
Deferred revenue(2)	$244	$417	$(173)
Total current liabilities			(173)
Deferred revenue, noncurrent(2)	72	106	(34)
Deferred income tax liabilities, net(5)	157	100	57
Total liabilities			(150)
Stockholders’ equity:
Retained earnings	11,041	10,835	206
Total stockholders’ equity			206
Total liabilities and stockholders’ equity			$56

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Pro-forma Amounts	Impacts of the New Revenue Standard	As Reported	Pro-forma Amounts	Impacts of the New Revenue Standard
	(in millions)			(in millions)
Revenues(2)	$4,078	$4,045	$33	$11,996	$11,911	$85
Cost of revenues (4)	2,480	2,484	(4)	7,298	7,317	(19)
Selling, general and administrative expenses	734	734	—	2,250	2,250	—
Depreciation and amortization expense	119	119	—	340	340	—
Income from operations	745	708	37	2,108	2,004	104
Other income (expense), net	(83)	(84)	1	(126)	(127)	1
Income before provision for income taxes(5)	662	624	38	1,982	1,877	105
Provision for income taxes	(185)	(178)	(7)	(530)	(510)	(20)
Income (loss) from equity method investment	—	—	—	1	1	—
Net income	$477	$446	$31	$1,453	$1,368	$85
Basic earnings per share	$0.82	$0.77	$0.05	$2.49	$2.34	$0.15
Diluted earnings per share	$0.82	$0.77	$0.05	$2.48	$2.34	$0.14

(1)	Reflects the reclassification of balances representing receivables, as defined by the New Revenue Standard, from Unbilled accounts receivable to Trade accounts receivable, net.

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

The following table presents information related to the capitalized costs to fulfill, such as set-up or transition activities, for the nine months ended September 30, 2018. Costs to fulfill are recorded in "Other noncurrent assets" in our consolidated statements of financial position. Costs to obtain contracts were immaterial for the periods disclosed.

Costs to Fulfill
(in millions)
Balance - January 1, 2018	$303
Amortization expense	(50)
Costs capitalized	132
Other	(2)
Balance - September 30, 2018	$383

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

Contract Assets
(in millions)
Balance - January 1, 2018	$306
Revenues recognized during the period but not billed	290
Amounts reclassified to accounts receivable	(273)
Other	(3)
Balance - September 30, 2018	$320

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize the revenues. The noncurrent portion of deferred revenue is included in other noncurrent liabilities in our consolidated statements of financial position.

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the period disclosed:

Deferred Revenue
(in millions)
Balance - January 1, 2018	$431
Amounts billed but not recognized as revenues	116
Revenues recognized related to the opening balance of deferred revenue	(230)
Other	(1)
Balance - September 30, 2018	$316
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
Revenues recognized during the nine months ended September 30, 2018 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Remaining Performance Obligations

ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018. This disclosure is not required for:

(1)	contracts with a duration of one year or less as determined under ASC 606,

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
Many of our performance obligations meet one or more of these exemptions. As of September 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $2,014 million, of which approximately 70% is expected to be recognized as revenues within 2 years.
Disaggregation of Revenues

The table below presents disaggregated revenues from contracts with customers by customer location, service line and contract-type for each of our business segments. We believe this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors.

	Three Months Ended
	September 30, 2018
	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
	(in millions)
Revenues
Geography:
North America	$1,033	$1,084	$609	$381	$3,107
United Kingdom	127	23	90	85	325
Rest of Europe	170	69	109	50	398
Europe - Total	297	92	199	135	723
Rest of World	134	13	55	46	248
Total	$1,464	$1,189	$863	$562	$4,078

Service line:
Consulting and technology services	$902	$645	$512	$292	$2,351
Outsourcing services	562	544	351	270	1,727
Total	$1,464	$1,189	$863	$562	$4,078

Type of contract:
Time and materials	$954	$464	$374	$354	$2,146
Fixed-price	453	452	392	187	1,484
Transaction or volume-based	57	273	97	21	448
Total	$1,464	$1,189	$863	$562	$4,078

	Nine Months Ended
	September 30, 2018
	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
	(in millions)
Revenues
Geography:
North America	$3,133	$3,167	$1,766	$1,083	$9,149
United Kingdom	357	68	266	253	944
Rest of Europe	497	191	327	138	1,153
Europe - Total	854	259	593	391	2,097
Rest of World	407	40	165	138	750
Total	$4,394	$3,466	$2,524	$1,612	$11,996

Service line:
Consulting and technology services	$2,658	$1,896	$1,492	$859	$6,905
Outsourcing services	1,736	1,570	1,032	753	5,091
Total	$4,394	$3,466	$2,524	$1,612	$11,996

Type of contract:
Time and materials	$2,842	$1,364	$1,122	$995	$6,323
Fixed-price	1,384	1,406	1,120	545	4,455
Transaction or volume-based	168	696	282	72	1,218
Total	$4,394	$3,466	$2,524	$1,612	$11,996

Note 4 — Business Combinations

During the nine months ended September 30, 2018, we completed two business combinations for total consideration of approximately $492 million, inclusive of contingent consideration. The acquisition of Bolder Healthcare Solutions, a privately-held U.S. provider of revenue cycle management solutions to the healthcare industry expands our healthcare consulting, technology and business process services portfolio and strengthens our position in digital healthcare technology and operations. The acquisition of Hedera Consulting, a privately-held company specializing in business advisory and data analytics services across a number of industries expands our consulting, business insight and digital transformation capabilities in Belgium and the Netherlands.

These acquisitions were not material, either individually or in the aggregate, to our operations, financial position or operating cash flow. Accordingly, pro forma results have not been presented. These acquisitions were included in our unaudited consolidated financial statements as of the date on which the businesses were acquired. We have allocated the purchase price related to these transactions to tangible and intangible assets and liabilities, including non-deductible goodwill, based on their estimated fair values. We will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition. The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

	Fair Value	Weighted Average Useful Life
	(in millions)
Cash	$9
Current assets	37
Property, plant and equipment and other noncurrent assets	7
Non-deductible goodwill (1)	344
Customer relationship intangible assets	122	9.7 years
Other intangible assets	26	2.4 years
Current liabilities	(14)
Noncurrent liabilities	(39)
Purchase price	$492

(1)     The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an amortizable intangible asset.

Note 5 — Realignment Charges
In 2017, we began a realignment of our business to accelerate the shift to digital services and solutions while improving the overall efficiency of our operations. As part of this realignment, for the three and nine months ended September 30, 2017, we incurred $19 million and $69 million, respectively, in pre-tax charges. These charges included severance costs primarily related to our voluntary separation program announced in May 2017, lease termination costs and advisory fees related to non-routine shareholder matters and charges related to the development of our realignment and return of capital programs. Further, during the three months ended September 30, 2018, we incurred $11 million in pre-tax severance costs as part of an involuntary separation program. Our realignment initiatives are intended to further improve our cost structure primarily by optimizing our resource pyramid. The total costs related to the realignment are reported in "Selling, general and administrative expenses" in our consolidated statements of operations.
Realignment charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Employee separations	$11	$14	$11	$53
Advisory fees	—	5	—	15
Lease termination costs	—	—	1	1
Total realignment costs	$11	$19	$12	$69

Note 6 — Investments
Our investments were as follows:

	September 30, 2018		December 31, 2017
	(in millions)
Short-term investments:
Equity investment securities	$25		$25
Available-for-sale investment securities	1,801		1,972
Held-to-maturity investment securities	1,133		745
Time deposits	465	(1)	389
Total short-term investments	$3,424		$3,131

Long-term investments:
Equity and cost method investments	$75	$74
Held-to-maturity investment securities	18	161
Total long-term investments	$93	$235

(1)	Includes $405 million in restricted time deposits as of September 30, 2018. See Note 9.

Equity Investment Securities

Our equity investment securities consist of a U.S. dollar denominated investment in a fixed income mutual fund. Unrealized losses for the three and nine months ended September 30, 2018 and 2017 were immaterial. The value of the fixed income mutual fund is based on the net asset value, or NAV, of the fund, with appropriate consideration of the liquidity and any restrictions on disposition of our investment in the fund. There were no realized gains or losses on equity securities during the three and nine months ended September 30, 2018 and 2017.

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

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at September 30, 2018 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$647	$—	$(10)	$637
Corporate and other debt securities	431	—	(5)	426
Certificates of deposit and commercial paper	317	—	—	317
Asset-backed securities	321	—	(3)	318
Municipal debt securities	104	—	(1)	103
Total available-for-sale investment securities	$1,820	$—	$(19)	$1,801

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2017 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$667	$—	$(6)	$661
Corporate and other debt securities	439	—	(2)	437
Certificates of deposit and commercial paper	450	—	—	450
Asset-backed securities	297	—	(2)	295
Municipal debt securities	130	—	(1)	129
Total available-for-sale investment securities	$1,983	$—	$(11)	$1,972

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of September 30, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$296	$(4)	$336	$(6)	$632	$(10)
Corporate and other debt securities	258	(3)	134	(2)	392	(5)
Certificates of deposit and commercial paper	198	—	—	—	198	—
Asset-backed securities	168	(1)	137	(2)	305	(3)
Municipal debt securities	62	(1)	40	—	102	(1)
Total	$982	$(9)	$647	$(10)	$1,629	$(19)

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

The unrealized losses for the above securities as of September 30, 2018 and December 31, 2017 were primarily attributable to changes in interest rates. At each reporting date, we perform an evaluation of impaired available-for-sale securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of September 30, 2018. The gross unrealized gains and losses in the above tables were recorded, net of tax, in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position.

The contractual maturities of our fixed income available-for-sale investment securities as of September 30, 2018 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$579	$578
Due after one year up to two years	474	466
Due after two years up to three years	407	400
Due after three years	39	39
Asset-backed securities	321	318
Total available-for-sale investment securities	$1,820	$1,801

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Proceeds from sales of available-for-sale investment securities	$490	$375	$1,049	$2,020

Gross gains	$—	$—	$—	$1
Gross losses	(1)	(1)	(3)	(2)
Net realized (losses) on sales of available-for-sale investment securities	$(1)	$(1)	$(3)	$(1)

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

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at September 30, 2018 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$677	$—	$(3)	$674
Commercial paper	456	—	(2)	454
Total short-term held-to-maturity investments	1,133	—	(5)	1,128
Long-term investments:
Corporate and other debt securities	6	—	—	6
Commercial paper	12	—	—	12
Total held-to-maturity investment securities	$1,151	$—	$(5)	$1,146

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at December 31, 2017 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$346	$—	$(1)	$345
Commercial paper	399	—	(2)	397
Total short-term held-to-maturity investments	745	—	(3)	742
Long-term investments:
Corporate and other debt securities	161	—	(1)	160
Total held-to-maturity investment securities	$906	$—	$(4)	$902

The fair value and related unrealized losses of held-to-maturity investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of September 30, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate and other debt securities	$469	$(2)	$168	$(1)	$637	$(3)
Commercial paper	454	(2)	—	—	454	(2)
Total	$923	$(4)	$168	$(1)	$1,091	$(5)

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

At each reporting date, the Company performs an evaluation of held-to-maturity securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of September 30, 2018.
The contractual maturities of our fixed income held-to-maturity investment securities as of September 30, 2018 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,133	$1,128
Due after one year up to two years	12	12
Due after two years	6	6
Total held-to-maturity investment securities	$1,151	$1,146

During the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers of investments between our available-for-sale and held-to-maturity investment portfolios.

Note 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Compensation and benefits	$1,053	$1,272
Customer volume and other incentives	320	289
Derivative financial instruments	67	5
FCPA Accrual	28	—
Income taxes	158	48
Professional fees	114	100
Travel and entertainment	57	32
Other	329	325
Total accrued expenses and other current liabilities	$2,126	$2,071

Note 8 — Debt

In 2014, we entered into a credit agreement with a commercial bank syndicate, or, as amended, the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million unsecured revolving credit facility. All notes drawn to date under the revolving credit facility have been less than 90 days in duration. The term loan and the revolving credit facility both mature in November 2019. We are required under the Credit Agreement to make scheduled quarterly principal payments on the term loan, with a final payment of $625 million due on the term loan due in November 2019. We are currently evaluating alternative financing arrangements. We were in compliance with all debt covenants and representations as of September 30, 2018.

Short-term Debt

The following summarizes our short-term debt balances as of:

	September 30, 2018	December 31, 2017
	(in millions)
Notes outstanding under revolving credit facility	$—	$75
Term loan - current maturities	100	100
Total short-term debt	$100	$175
Long-term Debt

The following summarizes our long-term debt balances as of:

	September 30, 2018	December 31, 2017
	(in millions)
Term loan, due November 2019	$725	$800
Less:
Current maturities	(100)	(100)
Deferred financing costs	(1)	(2)
Long-term debt, net of current maturities	$624	$698

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
During the fourth quarter of 2017, in accordance with the SEC Staff Accounting Bulletin ("SAB") No. 118 - Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded a one-time provisional net income tax expense of $617 million, which was comprised of: (i) the one-time transition tax expense on accumulated undistributed earnings of foreign subsidiaries of $635 million, (ii) foreign and U.S. state income tax expense that will be applicable upon repatriation of the accumulated undistributed earnings of our foreign subsidiaries, other than our Indian subsidiaries, of $53 million, partially offset by (iii) an income tax benefit of $71 million resulting from the revaluation of U.S. net deferred income tax liabilities to the new lower U.S. income tax rate. During the three months ended September 30, 2018, we recognized a $5 million reduction to the provision for income taxes as we finalized our calculation of the one-time net income tax expense related to the enactment of the Tax Reform Act, bringing the final one-time cost to $612 million. The Company has elected to pay the transition tax on undistributed earnings in installments through the year 2024.
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective income tax rate	27.9%	24.9%	26.7%	21.7%
The effective tax rate for the nine months ended September 30, 2017 was impacted by the recognition of income tax benefits previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million. The recognition of these benefits in the first quarter of 2017 was based on management’s reassessment regarding whether certain unrecognized tax benefits met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefits. The estimate of our 2018 annual effective income tax rate reflects the current interpretation of the Tax Reform Act, including the GILTI provision and may change as we receive additional clarification and guidance and as the interpretation of the Tax Reform Act evolves over time.
We are involved in an ongoing dispute with the Indian Income Tax Department, or ITD, in connection with which we received a notice in March 2018 asserting that the ITD is owed additional taxes on our previously disclosed 2016 India Cash Remittance, the transaction undertaken by our principal operating subsidiary in India, or CTS India, to repurchase shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of that transaction, undertaken pursuant to a plan approved by the Madras High Court in Chennai, India, we previously paid $135 million in Indian income taxes, which we believe are all the applicable taxes owed for this transaction under Indian law. The ITD is asserting that we owe an additional 33 billion Indian rupees ($455 million at the September 30, 2018 exchange rate) related to the 2016 India Cash Remittance. In addition to the dispute on the 2016 India Cash Remittance, we are involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes collectively referred to as the ITD Dispute), for which we also believe we have paid all the applicable taxes owed. Accordingly, we have not recorded any reserves for these matters as of September 30, 2018. The ITD Dispute is ongoing, and no final decision has been reached.
In March 2018, the ITD placed an attachment on certain of our India bank accounts, relating to the 2016 India Cash Remittance. In April 2018, the Madras High Court granted our application for a stay of the actions of the ITD and lifted the ITD’s attachment of our bank accounts. As part of the interim stay order, we have deposited 5 billion Indian rupees ($68 million at the September 30, 2018 exchange rate) representing 15% of the disputed tax amount related to the 2016 India Cash Remittance, to be kept in a segregated account by the ITD. This amount is presented in "Other current assets" on our consolidated statement of financial position. In addition, in April 2018 the court placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($387 million at the September 30, 2018 exchange rate), which is the remainder of the disputed tax amount related to the 2016 India Cash Remittance. The affected time deposits are considered restricted assets and we have reported them in “Short-

term investments” on our consolidated statement of financial position. As of September 30, 2018, the restricted time deposits balance was $405 million, including accumulated interest. There were no restricted time deposits as of December 31, 2017.

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

		September 30, 2018		December 31, 2017
Designation of Derivatives	Location on Statements of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$4	$—	$134	$—
	Other noncurrent assets	—	—	20	—
	Accrued expenses and other current liabilities	—	66	—	—
	Other noncurrent liabilities	—	48	—	—
	Total	4	114	154	—
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	3	—	—	—
	Accrued expenses and other current liabilities	—	1	—	5
	Total	3	1	—	5
Total		$7	$115	$154	$5

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2018, 2019 and the first nine months of 2020. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the forecasted Indian rupee denominated payments are recorded in earnings. As of September 30, 2018, we estimate that $50 million, net of tax, of net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized gains included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	September 30, 2018	December 31, 2017
	(in millions)
2018	$360	$1,185
2019	1,215	720
2020	555	—
Total notional value of contracts outstanding	$2,130	$1,905
Net unrealized (losses) gains included in accumulated other comprehensive income (loss), net of taxes	$(90)	$115

Upon settlement or maturity of the cash flow hedge contracts, we record the gains or losses, based on our designation at the commencement of the contract, with the related hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended September 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2018	2017		2018	2017
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$(96)	$6	Cost of revenues	$6	$29
			Selling, general and administrative expenses	1	5
			Total	$7	$34

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the nine months ended September 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2018	2017		2018	2017
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$(201)	$165	Cost of revenues	$54	$75
			Selling, general and administrative expenses	9	14
			Total	$63	$89

The activity related to the change in net unrealized gains and losses on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 12.

Other Derivatives

We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies, primarily the Indian rupee, British pound and Euro, other than the functional currency of our foreign subsidiaries. We entered into a series of foreign exchange forward contracts that are scheduled to mature in 2018. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments is as follows:

	September 30, 2018		December 31, 2017
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$460	$2	$255	$(5)

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and nine months ended September 30:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$3	$(3)	$23	$(16)

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$401	$—	$—	$401
Commercial paper and bank deposits	—	6	—	6
Total cash equivalents	401	6	—	407
Short-term investments:
Time deposits(1)	—	465	—	465
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	572	65	—	637
Corporate and other debt securities	—	426	—	426
Certificates of deposit and commercial paper	—	317	—	317
Asset-backed securities	—	318	—	318
Municipal debt securities	—	103	—	103
Total available-for-sale investment securities	572	1,229	—	1,801
Held-to-maturity investment securities:
Corporate and other debt securities	—	674	—	674
Commercial paper	—	454	—	454
Total short-term held-to-maturity investment securities	—	1,128	—	1,128
Total short-term investments(2)	572	2,822	—	3,394
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	6	—	6
Commercial paper	—	12	—	12
Total long-term held-to-maturity investment securities	—	18	—	18
Total long-term investments(3)	—	18	—	18
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	7	—	7
Accrued expenses and other current liabilities	—	(67)	—	(67)
Other noncurrent liabilities	—	(48)	—	(48)
Total	$973	$2,738	$—	$3,711

(1)	Includes $405 million in restricted time deposits. See Note 9.

(2)	Excludes an equity security invested in a mutual fund valued at $25 million based on the NAV of the fund.

(3)	Excludes equity and cost method investments of $75 million, which are accounted for using the equity method of accounting and at cost, respectively.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$334	$—	$—	$334
Bank deposits	—	80	—	80
Commercial paper	—	386	—	386
Total cash equivalents	334	466	—	800
Short-term investments:
Time deposits	—	389	—	389
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	585	76	—	661
Corporate and other debt securities	—	437	—	437
Certificates of deposit and commercial paper	—	450	—	450
Asset-backed securities	—	295	—	295
Municipal debt securities	—	129	—	129
Total available-for-sale investment securities	585	1,387	—	1,972
Held-to-maturity investment securities:
Corporate and other debt securities	—	345	—	345
Commercial paper	—	397	—	397
Total held-to-maturity investment securities	—	742	—	742
Total short-term investments(1)	585	2,518	—	3,103
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	160	—	160
Total held-to-maturity investment securities	—	160	—	160
Total long-term investments(2)	—	160	—	160
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	134	—	134
Accrued expenses and other current liabilities	—	(5)	—	(5)
Other noncurrent assets	—	20	—	20
Total	$919	$3,293	$—	$4,212

(1)	Excludes an equity security invested in a mutual fund valued at $25 million based on the NAV of the fund.

(2)	Excludes equity and cost method investments of $74 million, which are accounted for using the equity method of accounting and at cost, respectively.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, debt securities issued by supranational institutions, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of deposits approximated fair value as of September 30, 2018 and December 31, 2017.

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

During the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 12 — Stockholders' Equity
Stock Repurchase Program
We have entered into multiple accelerated stock repurchase agreements, or ASRs, under our stock repurchase program authorized by our Board of Directors. The ASR activity and related information during the nine months ended September 30, 2018 and the year ended December 31, 2017 were as follows:

	Purchase Period End Date	Number of Shares		Average Repurchase Price per Share	ASR Amount
		(in millions)			(in millions)
June 2018 ASR	August 2018	7.6	(1)	$79.42	$600
March 2018 ASR	May 2018	3.7	(2)	$79.95	$300
December 2017 ASR	March 2018	4.0	(3)	$75.75	$300
March 2017 ASR	August 2017	23.7		$63.19	$1,500
___________________

(1)	Includes 6.5 million shares initially delivered in June 2018 and 1.1 million shares delivered in August 2018 upon the final settlement of the ASR.

(2)	Includes 3.0 million shares initially delivered in March 2018 and 0.7 million shares delivered in May 2018 upon the final settlement of the ASR.

(3)	Includes 3.6 million shares initially delivered in December 2017 and 0.4 million shares delivered in March 2018 upon the final settlement of the ASR.
In addition to the ASR activity above, during the nine months ended September 30, 2018, we repurchased 0.3 million shares of our Class A common stock for $25 million under our existing stock repurchase program approved by our Board of Directors.
Our stock repurchase program allows for the repurchase of $3,500 million of our outstanding shares of Class A common stock, excluding fees and expenses, through December 31, 2019. As of September 30, 2018, the remaining available balance under our stock repurchase program was $775 million.
Stock repurchases were also made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. In 2017, we also repurchased a limited number of shares from employees at the repurchase date market price. For the nine months ended September 30, 2018 and 2017, such repurchases totaled 0.9 million shares at an aggregate cost of $69 million, and 0.9 million shares at an aggregate cost of $57 million, respectively.
Dividends
Dividends on our Class A common stock, including dividend equivalents, during the periods presented were as follows:

	Dividends per Share	Amount
		(in millions)
2018:
Three months ended March 31, 2018	$0.20	$119
Three months ended June 30, 2018	0.20	119
Three months ended September 30, 2018	0.20	117
Nine months ended September 30, 2018		$355
2017:
Three months ended June 30, 2017	$0.15	$89
Three months ended September 30, 2017	0.15	90
Three months ended December 31, 2017	0.15	89
Year ended December 31, 2017		$268

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2018:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(79)	$7	$(72)	$(38)	$—	$(38)
Change in foreign currency translation adjustments	(14)	2	(12)	(55)	9	(46)
Ending balance	$(93)	$9	$(84)	$(93)	$9	$(84)

Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(19)	$5	$(14)	$(11)	$4	$(7)
Cumulative effect of change in accounting principle(1)	—	—	—	—	(1)	(1)
Net unrealized (losses) arising during the period	(1)	—	(1)	(11)	2	(9)
Reclassification of net losses to Other, net	1	—	1	3	—	3
Net change	—	—	—	(8)	1	(7)
Ending balance	$(19)	$5	$(14)	$(19)	$5	$(14)

Unrealized gains on cash flow hedges:
Beginning balance	$(7)	$(1)	$(8)	$154	$(39)	$115
Unrealized (losses) arising during the period	(96)	20	(76)	(201)	44	(157)
Reclassifications of net (gains) to:
Cost of revenues	(6)	1	(5)	(54)	13	(41)
Selling, general and administrative expenses	(1)	—	(1)	(9)	2	(7)
Net change	(103)	21	(82)	(264)	59	(205)
Ending balance	$(110)	$20	$(90)	$(110)	$20	$(90)

Accumulated other comprehensive income (loss):
Beginning balance	$(105)	$11	$(94)	$105	$(35)	$70
Other comprehensive income (loss)	(117)	23	(94)	(327)	69	(258)
Ending balance	$(222)	$34	$(188)	$(222)	$34	$(188)

(1)	Reflects the adoption of accounting standards as described in Note 1.

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2017:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(82)	$—	$(82)	$(149)	$—	$(149)
Change in foreign currency translation adjustments	33	—	33	100	—	100
Ending balance	$(49)	$—	$(49)	$(49)	$—	$(49)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(3)	$1	$(2)	$(6)	$2	$(4)
Net unrealized (losses) gains arising during the period	(1)	—	(1)	2	(1)	1
Reclassification of net losses to Other, net	1	—	1	1	—	1
Net change	—	—	—	3	(1)	2
Ending balance	$(3)	$1	$(2)	$(3)	$1	$(2)

Unrealized gains on cash flow hedges:
Beginning balance	$155	$(38)	$117	$51	$(12)	$39
Unrealized gains arising during the period	6	(2)	4	165	(41)	124
Reclassifications of net (gains) to:
Cost of revenues	(29)	7	(22)	(75)	18	(57)
Selling, general and administrative expenses	(5)	1	(4)	(14)	3	(11)
Net change	(28)	6	(22)	76	(20)	56
Ending balance	$127	$(32)	$95	$127	$(32)	$95

Accumulated other comprehensive income (loss):
Beginning balance	$70	$(37)	$33	$(104)	$(10)	$(114)
Other comprehensive income (loss)	5	6	11	179	(21)	158
Ending balance	$75	$(31)	$44	$75	$(31)	$44

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

We have substantially completed our internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. The investigation, which began in 2016, has also examined various other payments made in small amounts in India that may not have complied with Company policy or applicable law. In September 2016, we voluntarily notified the DOJ and SEC and are cooperating fully with both agencies. The investigation has been conducted under the oversight of the Audit Committee, with the assistance of outside counsel. In connection with the investigation, during the year ended December 31, 2016, we recorded out-of-period corrections related to $4 million of potentially improper payments between 2009 and 2016 that had been previously capitalized when they should have been expensed. These out-of-period corrections were not material to any previously issued financial statements. There were no adjustments recorded during 2018 and 2017 related to the amounts under investigation.

The Company’s discussions with the DOJ and SEC have progressed to a point where the Company can now reasonably estimate a probable loss and has recorded the FCPA Accrual of $28 million in the caption “Accrued expenses and other current liabilities” in our consolidated statements of financial position. There can be no assurance as to the timing of a final resolution of these matters with the DOJ and SEC.

The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. The Company will continue to evaluate the amount of its liability pending final resolution of the discussions with the DOJ and SEC.

In addition, the DOJ and the SEC could bring enforcement actions against the Company or individuals, including former members of senior management. Such actions, if brought, could result in dispositions, judgments, settlements, fines, injunctions, cease and desist orders, debarment or other civil or criminal penalties against the Company or such individuals. The Company cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government were to litigate the matter. As such, based on the information available at this time any additional liability related to this matter is not reasonably estimable.

We expect to incur additional expenses related to remedial measures, and may incur additional expenses related to fines. The imposition of any sanctions or the implementation of remedial measures could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition.

On October 5, 2016, October 27, 2016, and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. In an order dated February 3, 2017, the United States District Court for the District of New Jersey consolidated the three putative securities class actions into a single action and appointed lead plaintiffs and lead counsel. On April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Defendants filed a motion to dismiss the consolidated amended complaint on June 6, 2017, and the motion to dismiss was fully briefed as of September 5, 2017. On August 8, 2018, the Court issued an order which granted the motion to dismiss in part, including dismissal of all claims against current officers of the Company, and denied them in part. On September 7, 2018, we filed a motion in the United States District Court for the District of New Jersey to certify the August 8, 2018 order for immediate appeal to the United States Court of Appeals for the Third Circuit pursuant to 28 U.S.C. § 1292(b). Plaintiffs filed a response to the motion on September 28, 2018, and we filed a reply on October 9, 2018.

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

We are presently unable to predict the duration, scope or result of the consolidated putative securities class action, the putative shareholder derivative actions or any other lawsuits. As such, we are presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, and thus have not recorded any accruals related to these matters. While the Company intends to defend the lawsuits vigorously, these lawsuits and any other related lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain.

We have indemnification and expense advancement obligations pursuant to our Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the internal investigation, we have received requests under such indemnification agreements and our Bylaws to provide funds for legal fees and other expenses, and expect additional requests in connection with the investigation and related litigation. We have not recorded any liability for these matters as of September 30, 2018 as we cannot estimate the ultimate outcome at this time but have expensed payments made through September 30, 2018.

We have maintained directors and officers insurance, from which a portion of the indemnification expenses and costs related to the putative securities class action complaints may be recoverable, and have recorded an insurance receivable of less than $1 million as of September 30, 2018.

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

Note 14 — Related Party Transactions
Brackett B. Denniston, III was the Interim General Counsel and an executive officer of the Company from December 2016 until May 15, 2017, during which period Mr. Denniston was also a Senior Counsel at the law firm of Goodwin Procter LLP, or Goodwin. During the three and nine months ended September 30, 2017, Goodwin performed legal services for the Company for which it earned approximately $1 million and $4 million, respectively. For such period and other periods when Goodwin was a related party of the Company, the provision of legal services from Goodwin was reviewed and approved by our Audit Committee. During the nine months ended September 30, 2018, Goodwin was not a related party of the Company.

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

Revenues from external customers and segment operating profits, before unallocated expenses, by reportable segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues:
Financial Services	$1,464	$1,427	$4,394	$4,209
Healthcare	1,189	1,085	3,466	3,138
Products and Resources	863	774	2,524	2,258
Communications, Media and Technology	562	480	1,612	1,377
Total revenues	$4,078	$3,766	$11,996	$10,982

Segment Operating Profit:
Financial Services	$446	$476	$1,355	$1,348
Healthcare	382	352	1,077	971
Products and Resources	267	248	781	695
Communications, Media and Technology	184	159	522	450
Total segment operating profit	1,279	1,235	3,735	3,464
Less: unallocated costs	534	587	1,627	1,640
Income from operations	$745	$648	$2,108	$1,824

Geographic Area Information
Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues: (1)
North America (2)	$3,107	$2,891	$9,149	$8,503
United Kingdom	325	301	944	863
Rest of Europe	398	327	1,153	903
Europe - Total	723	628	2,097	1,766
Rest of World (3)	248	247	750	713
Total revenues	$4,078	$3,766	$11,996	$10,982

	As of
	September 30, 2018	December 31, 2017
	(in millions)
Long-lived Assets: (4)
North America(2)	$420	$360
Europe	90	63
Rest of World (3)(5)	852	901
Total	$1,362	$1,324
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(5)	Substantially all of these long-lived assets relate to our operations in India.

Note 16— Subsequent Events

Acquisitions
In the fourth quarter of 2018, we entered into an agreement to acquire Softvision and completed the acquisitions of Advanced Technology Group, or ATG, and SaaSfocus. The combined preliminary purchase price for these three transactions is approximately $635 million. Softvision is a privately held digital engineering and consulting company that focuses on agile development of custom cloud-based software and platforms. The acquisition of Softvision will expand our digital engineering practice and is expected to close during the fourth quarter of 2018. ATG is a privately held consulting firm that helps companies plan, implement, and optimize automated cloud-based Quote-to-Cash business processes and technologies. SaaSfocus is a privately held consulting firm specializing in digital transformation, leveraging the Salesforce platform. The SaaSfocus and ATG acquisitions are expected to strengthen and expand our Salesforce practice.

Dividend

On October 29, 2018, our Board of Directors approved the Company's declaration of a $0.20 per share dividend with a record date of November 20, 2018 and a payment date of November 30, 2018.

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
In 2017, we began a realignment of our business to improve the overall efficiency of our operations while continuing to drive revenue growth. As a continuation of this realignment program, during the three months ended September 30, 2018, we incurred $11 million in pre-tax severance costs as part of an involuntary separation program. We may incur additional realignment charges for the remainder of 2018 and in 2019. Our realignment initiatives are intended to further improve our cost structure primarily by optimizing our resource pyramid. In addition, to accelerate our shift to digital services and solutions, we are continuing to deploy the following strategies: aligning our digital services and solutions along three practice areas, investing to scale these digital practice areas across our business segments and geographies, continuing to develop our core business and selectively targeting higher margin work within our core business. We believe the above actions and strategies will enable us to gradually expand our non-GAAP operating margins1 with the goal of achieving an approximately 22% non-GAAP operating margin1 in 2019.There can be no assurances that we will be successful in achieving the objectives of these plans or that other factors beyond our control, including the various risks set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, will not cause us to fail to achieve the targeted improvements.
In February 2017, we announced a plan to return $3.4 billion to our stockholders over a two-year period. To date, as part of this plan, we have repurchased $2.7 billion of stock through accelerated stock repurchase agreements, or ASRs, and paid dividends of $617 million. In May 2017, we initiated a quarterly cash dividend and, in February 2018, we increased our quarterly dividend to $0.20 per share from $0.15 per share. We are currently reviewing our capital return plan, considering the impact of the Tax Cuts and Jobs Act, or Tax Reform Act, our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, the economic outlook, regulatory changes and other relevant factors.
We have substantially completed our internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. The investigation, which began in 2016, has also examined various other payments made in small amounts in India that may not have complied with Company policy or applicable law. In September 2016, we voluntarily notified the Department of Justice, or DOJ, and the Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation has been conducted under the oversight of the Audit Committee, with the assistance of outside counsel. In connection with the investigation, during the year ended December 31, 2016, we recorded out-of-period corrections related to $4 million of potentially improper payments between 2009 and 2016 that had been previously capitalized when they should have been expensed. There were no adjustments recorded during 2018 or 2017 related to the amounts under investigation.
The Company’s discussions with the DOJ and SEC have progressed to a point where the Company can now reasonably estimate a probable loss and has recorded an accrual of $28 million, or FCPA Accrual. There can be no assurance as to the timing of a final resolution of these matters with the DOJ and SEC.

1
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

The following table sets forth summarized operating results for the three months ended September 30, 2018 and 2017:

					Increase / Decrease
	2018		2017		$	%
	(Dollars in millions, except per share data)
Revenues	$4,078		$3,766		$312	8.3
Income from operations and operating margin	745	18.3%	648	17.2%	97	15.0
Net income	477		495		(18)	(3.6)
Diluted earnings per share	0.82		0.84		(0.02)
Other Financial Information[2]
Non-GAAP income from operations and Non-GAAP operating margin	862	21.1%	754	20.0%	108	14.3
Non-GAAP diluted earnings per share	1.19		0.98		0.21
On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers,” or New Revenue Standard, using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. For the three months ended September 30, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $33 million, income from operations of $37 million and diluted earnings per share of $0.05 per share. See Note 3 to our unaudited consolidated financial statements for additional information.
The following charts set forth revenues and revenue growth by business segment and geography for the three months ended September 30, 2017 and 2018:
The following factors impacted our revenue growth during the three months ended September 30, 2018 as compared to September 30, 2017:

•	Solid performance in our Communications, Media and Technology, Products and Resources and Healthcare segments;

•
Revenues in our Financial Services business segment grew below Company average as certain banking customers continue to optimize the cost of supporting their legacy IT systems and operations, including moving a portion of their services to captives, as they shift their spend to transformation and digital services;

•	Sustained strength in the North American market;

2
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measures.

•	Revenues from our customers in Europe grew 15.1% inclusive of a negative currency impact of 1.3%;

◦	Revenues from our Rest of Europe customers increased 21.7% inclusive of a negative currency impact of 2.0%;

◦
Revenues from our United Kingdom customers increased 8.0% inclusive of a negative currency impact of 0.5%. Revenue growth in the United Kingdom continues to be negatively affected by weakness in the banking sector in that region;

• Revenues from our customers in our Rest of World region grew 0.4% inclusive of a negative currency impact of 5.9%;

•	Increased customer spending on discretionary projects;

•	Expansion of our service offerings, including consulting and digital services, next-generation IT solutions and platform-based solutions;

•	Continued expansion of the market for global delivery of technology and business process services; and

•	Increased penetration at existing customers, including strategic customers.
Our customers seek to meet a dual mandate of achieving more efficient and effective operations, while investing in digital technologies that are reshaping their business models. Increasingly, the relative emphasis among our customers is shifting towards investment and innovation, as reflected in accelerated demand for our digital services. We continue to see demand for larger, more complex projects that are transformational for our customers, including managed services contracts. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater period-to-period variability in our operating results. We increased the number of strategic customers by 7 during the quarter, bringing the total number of our strategic customers to 378. We define a strategic customer as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.
Our operating margin increased to 18.3% for the quarter ended September 30, 2018 from 17.2% for the quarter ended September 30, 2017, while our non-GAAP operating margin for the same period increased to 21.1%3 from 20.0%3. The increases in both our GAAP and non-GAAP operating margins were due to a decrease, as a percentage of revenues, in compensation and benefit costs and the depreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in fees paid to strategic partners and other vendors in our digital operations, platform and infrastructure services, the impact of the FCPA Accrual recorded in the third quarter of 2018 and lower gains on settlement of our cash flow hedges in 2018 compared to 2017. Our GAAP operating margin was further negatively impacted by the increase in amortization expense due to recent acquisitions.
On December 22, 2017, the United States enacted the Tax Reform Act, which significantly revised the U.S. corporate income tax law for tax years beginning after December 31, 2017. During the fourth quarter of 2017, we recorded a one-time provisional net income tax expense of $617 million. During the three months ended September 30, 2018, we recognized a $5 million reduction to the provision for income taxes as we finalized our calculation of the one-time net income tax expense related to the enactment of the Tax Reform Act, bringing the one-time cost to $612 million. See Note 9 to our unaudited consolidated financial statements for additional information.
During the quarter ended September 30, 2018, the state of New Jersey enacted comprehensive budget legislation that included various changes to the state's tax laws. This legislation did not have a material effect on our income tax provision during the three and nine months ended September 30, 2018. Additional provisions were signed into law in October 2018 that, as enacted, would result in an incremental annual income tax expense of approximately $70 million beginning in 2018. However, we intend to implement prudent and feasible tax planning strategies during the fourth quarter of 2018, which we expect to significantly reduce the income tax expense resulting from the enacted legislation. Also, we are exploring additional tax planning strategies and are seeking relief from the state of New Jersey, either or both of which may further reduce the impact of the legislation.
During the quarters ended September 30, 2018 and 2017, we incurred $5 million and $9 million, respectively, in costs related to the FCPA investigation and related lawsuits. We expect to continue to incur expenses related to these matters.
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

Indian rupees ($455 million at the September 30, 2018 exchange rate) related to the 2016 India Cash Remittance. In addition to the dispute on the 2016 India Cash Remittance, we are involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes collectively referred to as the ITD Dispute), for which we also believe we have paid all applicable taxes owed. Accordingly, we have not recorded any reserves for these matters as of September 30, 2018. The ITD Dispute is ongoing, and no final decision has been reached. While we believe that we have paid all applicable taxes related to the transactions underlying the ITD Dispute, if it is ultimately determined that we are liable for the full amount of additional taxes the ITD alleges we owe, there could be a material adverse effect on our results of operations, cash flows and financial condition.
In March 2018, the ITD placed an attachment on certain of our India bank accounts, relating to the 2016 India Cash Remittance. In April 2018, the Madras High Court granted our application for a stay of the actions of the ITD and lifted the ITD’s attachment of our bank accounts. As part of the interim stay order, we have deposited 5 billion Indian rupees ($68 million at the September 30, 2018 exchange rate) representing 15% of the disputed tax amount related to the 2016 India Cash Remittance, to be kept in a segregated account by the ITD. This amount is presented in "Other current assets" on our consolidated statement of financial position. In addition, the court has placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($387 million at the September 30, 2018 exchange rate), which is the remainder of the disputed tax amount related to the 2016 India Cash Remittance. The affected time deposits are considered restricted assets and we have reported them in “Short-term investments” on our consolidated statement of financial position. As of September 30, 2018, the restricted time deposits balance was $405 million, including accumulated interest. See Note 9 to our unaudited consolidated financial statements for additional information.
We finished the third quarter of 2018 with approximately 274,200 employees, which is an increase of approximately 18,100 as compared to September 30, 2017. Annualized turnover, including both voluntary and involuntary, was approximately 22.3% for the three months ended September 30, 2018. The higher than usual annualized turnover rate reflects the highly competitive labor market in our industry in the geographies in which we compete for talent, including India. Annualized attrition rates on-site at customers are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff.
During the remainder of 2018, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Demand from our customers for digital services;

•	Our customers' dual mandate of simultaneously achieving cost savings while investing in transformation and innovation;

•	Continued focus by customers on directing technology spending towards cost containment projects;

•	Discretionary spending by our customers may be negatively affected by international trade policies as well as other macroeconomic factors;

•	Secular changes driven by evolving digital technologies and regulatory changes, including potential regulatory changes with respect to immigration and taxes;

•
Demand from certain banking customers may continue to be negatively affected by their ongoing efforts to optimize the cost of supporting their legacy IT systems and operations, including moving a portion of their services to captives, as they shift their spend to transformation and digital services;

•	Demand from our healthcare customers may continue to be affected by the uncertainty in the regulatory and secular environments;

•
Demand among our technology customers may be affected by uncertainty in the regulatory environment while significant merger and acquisition activity continues to impact our customers in the communications and media industry;

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
See Note 15 to our unaudited consolidated financial statements for additional information on our business segments.
We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended September 30, 2018 and 2017. In addition, the services we provide to our larger customers are often critical to the operations of such customers. As such, we believe that a termination of our services would in many instances require an extended transition period with gradually declining revenues.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

		% of		% of	Increase / Decrease(1)
	2018(1)	Revenues	2017(1)	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$4,078	100.0	$3,766	100.0	$312	8.3
Cost of revenues(2)	2,480	60.8	2,337	62.1	143	6.1
Selling, general and administrative expenses(2)	734	18.0	674	17.9	60	8.9
Depreciation and amortization expense	119	2.9	107	2.8	12	11.2
Income from operations	745	18.3	648	17.2	97	15.0
Other income (expense), net	(83)		10		(93)	(930.0)
Income before provision for income taxes	662	16.2	658	17.5	4	0.6
Provision for income taxes	(185)		(164)		(21)	12.8
Income from equity method investments	—		1		(1)
Net income	$477	11.7	$495	13.1	$(18)	(3.6)
Diluted earnings per share	$0.82		$0.84		$(0.02)

Other Financial Information(3)
Non-GAAP income from operations and non-GAAP operating margin	$862	21.1	$754	20.0	$108	14.3
Non-GAAP diluted earnings per share	$1.19		$0.98		$0.21
_____________________

(1)
On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. For the three months ended September 30, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $33 million, income from operations of $37 million and diluted earnings per share of $0.05 per share. See Note 3 to our unaudited consolidated financial statements for additional information.

(2)	Exclusive of depreciation and amortization expense.

(3)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall
Our revenue growth was primarily attributed to services related to integration of digital technologies that are reshaping our customers' business, operating and technology models to align with shifts in consumer preferences, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall technology and operations costs and continued penetration in all our geographic markets. Revenues from customers added since September 30, 2017 were $114 million and represented 36.6% of the period-over-period revenue increase.
Our consulting and technology services revenues for the three months ended September 30, 2018 increased by 6.6% compared to the three months ended September 30, 2017 and represented 57.7% of total revenues for the three months ended September 30, 2018. Our outsourcing services revenues for the three months ended September 30, 2018 increased by 10.7% and constituted 42.3% of total revenues for the three months ended September 30, 2018.

On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. For the three months ended September 30, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $33 million. See Note 3 to our unaudited consolidated financial statements for additional information.

Revenues from our top customers as a percentage of total revenues were as follows:

	Three Months Ended September 30,
	2018	2017
Top five customers	8.7%	8.9%
Top ten customers	15.5%	14.9%

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the three months ended September 30:

	2018	2017	Increase
			$	%
	(Dollars in millions)
Financial Services	$1,464	$1,427	$37	2.6
Healthcare	1,189	1,085	104	9.6
Products and Resources	863	774	89	11.5
Communications, Media and Technology	562	480	82	17.1
Total revenues(1)	$4,078	$3,766	$312	8.3
_____________________

(1)
Results for 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. See Note 3 to our unaudited consolidated financial statements for additional information.

Financial Services
Revenues from our Financial Services segment grew 2.6%, inclusive of a negative currency impact of 0.8%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. Growth was stronger among our insurance customers where revenues increased by $28 million as compared to an increase of $9 million for our banking customers. In this segment, revenues from customers added since September 30, 2017 were $22 million and represented 59.5% of the period-over-period revenues increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies that are reshaping our customers' business and operating models, cost optimization, robotic process automation, cyber security and vendor consolidation. Demand from certain banking customers may continue to be negatively affected by their ongoing efforts to optimize the cost of supporting their legacy IT systems and operations, including moving a portion of their services to captives, as they shift their spend to transformation and digital services.
Healthcare
Revenues from our Healthcare segment grew 9.6% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. Growth was stronger among our healthcare customers where revenues increased by $83 million, as compared to an increase of $21 million for our life sciences customers. Revenue growth from our healthcare customers includes revenues from Bolder Healthcare Solutions acquired in the second quarter of 2018, partially offset by a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government. Revenues from customers added since September 30, 2017 were $48 million and represented 46.2% of the period-over-period revenues increase in this segment. The demand for our services among life science customers has been affected by reduced discretionary spending. The demand for our services among healthcare customers may continue to be affected by uncertainty in the regulatory environment. We believe that in the long term the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.
Products and Resources
Revenues from our Products and Resources segment grew 11.5%, inclusive of a negative currency impact of 0.8%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. Revenue growth was above Company average in each of the four operating segments within this business segment. Revenues from customers added since September 30, 2017 were $35 million, representing 39.3% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies that are reshaping our customers' business and operating models, as well as growing demand for analytics, supply chain consulting, implementation initiatives, smart products, transformation of business models, internet of things and omni channel commerce implementation and integration services. In the future, discretionary spending by our customers in this segment may be affected by international trade policies as well as other macroeconomic factors.
Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 17.1%, inclusive of a negative currency impact of 1.1%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. Growth was stronger among our technology customers where revenues increased by $67 million as compared to an increase of $16 million for our communications and media customers. Revenues from customers added since September 30, 2017 were $9 million and represented 11.0% of the period-over-period revenue increase in this segment. Growth within this segment was driven by the increased adoption of digital technologies, digital content operations, services to help our customers balance rationalizing costs while creating a differentiated user experience and an expanded range of services, including business process services. Additionally, demand among our technology customers may be affected by uncertainty in the regulatory environment while significant merger and acquisition activity continues to impact our customers in the communications and media industry.
Revenues - Geographic Markets
Revenues by geographic market were as follows for the three months ended September 30:

	2018	2017	Increase
			$	%
	(Dollars in millions)
North America	$3,107	$2,891	$216	7.5
United Kingdom	325	301	24	8.0
Rest of Europe	398	327	71	21.7
Europe - Total	723	628	95	15.1
Rest of World	248	247	1	0.4
Total revenues(1)	$4,078	$3,766	$312	8.3
_____________________

(1)
Results for 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. See Note 3 to our unaudited consolidated financial statements for additional information.

North America continues to be our largest market, representing 76.2% of total revenues for the third quarter of 2018, and 69.2% of total revenue growth from the third quarter of 2017. Revenues from our customers in Europe grew 15.1% inclusive of a negative currency impact of 1.3%. Specifically, revenues from our Rest of Europe customers, increased 21.7% inclusive of a negative currency impact of 2.0%, while within the United Kingdom we experienced an increase in revenues of 8.0% inclusive of a negative currency impact of 0.5%. Revenues from our Rest of World customers grew 0.4% in the third quarter of 2018 inclusive of a negative currency impact of 5.9%. Revenue growth in the United Kingdom and Rest of World was negatively affected by weakness in our Financial Services segment as certain banking customers in those regions continue to optimize the cost of supporting their legacy IT systems and operations, including moving a portion of their services to captives, as they shift their spend to transformation and digital services. We believe that Europe, India, Middle East, Asia Pacific and Latin America will continue to be areas of significant investment for us as we see these regions as long term growth opportunities.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel and subcontracting costs relating to revenues. Our cost of revenues increased by 6.1% during the third quarter of 2018 as compared to the third quarter of 2017, decreasing as a percentage of revenues to 60.8% in the third quarter of 2018 compared to 62.1% in the third quarter of 2017. The decrease as a percentage of revenues was due primarily to a decrease in compensation and benefits and the depreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in fees paid to strategic partners and other vendors in our digital operations, platform and infrastructure services and lower realized gains on our cash flow hedges in 2018 compared to 2017.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 9.2% during the third quarter of 2018 as compared to the third quarter of 2017, remaining relatively flat as a percentage of revenues at 20.9% in the third quarter of 2018 as compared to 20.7% in the third quarter of 2017. Selling, general and administrative expenses reflect a decrease in compensation and benefit costs, offset by the impact of the FCPA Accrual recorded in the third quarter of 2018.
Income from Operations and Operating Margin - Overall
Income from operations increased 15.0% in the third quarter of 2018 as compared to the third quarter of 2017. Our operating margin increased to 18.3% for the quarter ended September 30, 2018 from 17.2% for the quarter ended September 30, 2017, primarily due to a decrease, as a percentage of revenues, in compensation and benefit costs and the depreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in fees paid to strategic partners and other vendors in our digital operations, platform and infrastructure services, the impact of the FCPA Accrual recorded in the third quarter of 2018, an increase in amortization expense due to recent acquisitions and lower gains on settlement of our cash flow hedges in 2018 compared to 2017. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 162 basis points, or 1.62 percentage points, in the three months ended September 30, 2018. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended September 30, 2018, the settlement of our cash flow hedges positively impacted our operating margin by approximately 17 basis points or 0.17 percentage points as compared to a positive impact of approximately 90 basis points or 0.90 percentage points during the three months ended September 30, 2017.
For the three months ended September 30, 2018 and 2017, our non-GAAP operating margins were 21.1%4 and 20.0%4, respectively. As set forth in the “Non-GAAP Financial Measures” section, our non-GAAP operating margin excludes stock based compensation expense, acquisition-related charges and realignment charges.
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

Segment operating profits were as follows for the three months ended September 30:

			Increase (Decrease)
	2018	2017	$	%
	(Dollars in millions)
Financial Services	$446	$476	$(30)	(6.3)
Healthcare	382	352	30	8.5
Products and Resources	267	248	19	7.7
Communications, Media and Technology	184	159	25	15.7
Total segment operating profit	1,279	1,235	44	3.6
Less: unallocated costs	534	587	(53)	(9.0)
Income from operations	$745	$648	$97	15.0

In our Financial Services and our Products and Resources business segments, operating profits decreased as a percentage of revenues due to investments to accelerate our shift to digital, including re-skilling of service delivery personnel, an increase in subcontractor costs and an increase in fees paid to strategic partners and other vendors in our digital operations, platform and infrastructure services, partially offset by the depreciation of the Indian rupee against the U.S. dollar. In our Healthcare and Communications, Media and Technology business segments, operating profits remained relatively flat as a percentage of revenues.
Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended September 30:

	2018	2017	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses)	$(125)	$(13)	$(112)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	3	(3)	6
Foreign currency exchange gains (losses), net	(122)	(16)	(106)
Interest income	47	34	13
Interest expense	(6)	(6)	—
Other, net	(2)	(2)	—
Total other income (expense), net	$(83)	$10	$(93)
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on our foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the British pound, Euro and other non-U.S. dollar denominated net monetary assets and liabilities. As of September 30, 2018, the notional value of our undesignated hedges was $460 million. The increase in interest income of $13 million was primarily attributable to an increase in average invested balances and higher yields in 2018.
Provision for Income Taxes
The provision for income taxes increased to $185 million during the three months ended September 30, 2018 from $164 million during the three months ended September 30, 2017. The effective income tax rate increased to 27.9% for the three months ended September 30, 2018 from 24.9% for the three months ended September 30, 2017 primarily due to the depreciation of the India rupee against the U.S. dollar, which resulted in (i) higher non-deductible foreign currency exchange losses on our consolidated statement of operations and (ii) a higher income tax provision for our India subsidiaries due to foreign currency exchange gains on their statutory books. The 2018 effective income tax rate was additionally adversely impacted by the FCPA Accrual recorded in the third quarter of 2018, which is not deductible for tax purposes. The estimate of our 2018 annual effective income tax rate reflects the current interpretation of the Tax Reform Act, including the GILTI provision and may change as we receive additional clarification and guidance and as the interpretation of the Tax Reform Act evolves over time. Additionally, our effective income tax rate for the remainder of 2018 and future periods may be negatively affected by the recently-enacted New Jersey state tax laws as further described in the Executive Summary.

Net Income
Net income decreased to $477 million for the three months ended September 30, 2018 from $495 million for the three months ended September 30, 2017, representing 11.7% and 13.1% of revenues, respectively. The decrease in net income is primarily due to an increase in foreign currency exchange losses in 2018 compared to 2017 driven by the depreciation of the Indian rupee and the increase in the provision for income taxes, partially offset by an increase in income from operations.

Non-GAAP Financial Measures

Portions of our disclosure, including the following table, include non-GAAP income from operations, non-GAAP operating margin, and non-GAAP diluted earnings per share. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of our non-GAAP financial measures to the corresponding GAAP measures should be carefully evaluated.

Our non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation costs, acquisition-related charges, realignment charges and the initial funding of the Cognizant U.S. Foundation, as applicable. Our definition of non-GAAP diluted earnings per share excludes net non-operating foreign currency exchange gains or losses, the effect of an income tax benefit recognized in the third quarter of 2018 upon the finalization of our calculation of the one-time net income tax expense related to the enactment of the Tax Reform Act, and the effect of recognition in the first quarter of 2017 of an income tax benefit previously unrecognized in our consolidated financial statements related to a specific uncertain tax position, in addition to excluding stock-based compensation expense, acquisition-related charges, realignment charges and the initial funding of the Cognizant U.S. Foundation. Our non-GAAP diluted earnings per share is additionally adjusted for the income tax impact of the above items, as applicable. The income tax impact of each item is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred.

We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into the operating results of the Company. For our internal management reporting and budgeting purposes, we use various GAAP and non-GAAP financial measures for financial and operational decision-making, to evaluate period-to-period comparisons, to determine portions of the compensation for our executive officers and for making comparisons of our operating results to those of our competitors. In addition, due to a variety of award types, valuation methodologies and subjective assumptions that affect the calculations of stock-based compensation expense, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to those of our competitors. Therefore, it is our belief that the use of non-GAAP financial measures excluding these costs provides a meaningful supplemental measure for investors to evaluate our financial performance. Accordingly, we believe that the presentation of non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share, when read in conjunction with our reported GAAP results, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

	2018	% of Revenues	2017	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$745	18.3	$648	17.2
Add: Stock-based compensation expense (1)	69	1.7	52	1.4
Add: Acquisition-related charges (2)	37	0.9	35	0.9
Add: Realignment charges (3)	11	0.2	19	0.5
Non-GAAP income from operations and non-GAAP operating margin	$862	21.1	$754	20.0

GAAP diluted earnings per share	$0.82		$0.84
Effect of above operating adjustments, pre-tax	0.20		0.18
Effect of non-operating foreign currency exchange (gains) losses, pre-tax (4)	0.21		0.02
Tax effect of non-GAAP adjustments to pre-tax income (5)	(0.03)		(0.06)
Effect of adjustment to the one-time income tax expense related to the Tax Reform Act (6)	(0.01)		—
Non-GAAP diluted earnings per share	$1.19		$0.98
_____________________

(1)	Stock-based compensation expense reported in:

	Three Months Ended September 30,
	2018	2017
	(in millions)
Cost of revenues	$15	$13
Selling, general and administrative expenses	54	39

(2)
Acquisition-related charges include amortization of purchased intangible assets included in the depreciation and amortization expense line on our consolidated statements of operations, external deal costs, acquisition-related retention bonuses, integration costs, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs, as applicable.

(3)
Realignment charges include severance costs, lease termination costs, and advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs, as applicable. The total costs related to the realignment are reported in "Selling, general and administrative expenses" in our consolidated statements of operations. See Note 5 to our unaudited consolidated financial statements for additional information.

(4)
Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

(5)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended September 30,
	2018	2017
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Stock-based compensation expense	$15	$19
Acquisition-related charges	8	11
Realignment charges	3	6
Foreign currency exchange losses	(6)	(1)
The effective income tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

(6)
During the three months ended September 30, 2018, we finalized our calculation of the one-time net income tax expense related to the enactment of the Tax Reform Act and recognized a $5 million income tax benefit, which reduced our provision for income taxes.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

		% of		% of	Increase / Decrease
	2018(1)	Revenues	2017(1)	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$11,996	100.0	$10,982	100.0	$1,014	9.2
Cost of revenues(2)	7,298	60.8	6,792	61.8	506	7.4
Selling, general and administrative expenses(2)	2,250	18.8	2,069	18.8	181	8.7
Depreciation and amortization expense	340	2.8	297	2.7	43	14.5
Income from operations	2,108	17.6	1,824	16.6	284	15.6
Other income (expense), net	(126)		118		(244)	(206.8)
Income before provision for income taxes	1,982	16.5	1,942	17.7	40	2.1
Provision for income taxes	(530)		(421)		(109)	25.9
Income from equity method investments	1		1		—
Net income	$1,453	12.1	$1,522	13.9	$(69)	(4.5)
Diluted earnings per share	$2.48		$2.55		$(0.07)
Other Financial Information (3)
Non-GAAP income from operations and non-GAAP operating margin	$2,538	21.2	$2,158	19.7	$380	17.6
Non-GAAP diluted earnings per share	$3.44		$2.75		$0.69

(1)
On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. For the nine months ended September 30, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $85 million, income from operations of $104 million and diluted earnings per share of $0.14 per share. See Note 3 to our unaudited consolidated financial statements for additional information.

(2)	Exclusive of depreciation and amortization expense.

(3)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall

Our revenue growth for the nine months ended September 30, 2018 was primarily attributed to services related to integration of digital technologies that are reshaping our customers' business, operating and technology models to align with shifts in consumer preferences, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall technology and operations costs and continued penetration in all our geographic markets. Revenues from customers added since September 30, 2017 were $229 million and represented 22.6% of the period-over-period revenue increase.

Our consulting and technology services revenues for the nine months ended September 30, 2018 increased by 7.7% compared to the nine months ended September 30, 2017 and represented 57.6% of total revenues for the nine months ended September 30, 2018. Our outsourcing services revenues for the nine months ended September 30, 2018 increased by 11.4% and constituted 42.4% of total revenues for the nine months ended September 30, 2018.

On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. For the nine months ended September 30, 2018, adoption of the New Revenue Standard had a positive impact on revenue of $85 million. See Note 3 to our unaudited consolidated financial statements for additional information.

Revenues from our top customers were as follows:

	Nine Months Ended September 30,
	2018	2017
Revenues from top five customers as a percentage of total revenues	8.7%	8.9%
Revenues from top ten customers as a percentage of total revenues	15.5%	14.9%
Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the nine months ended September 30:

	2018	2017	Increase
			$	%
	(Dollars in millions)
Financial Services	$4,394	$4,209	$185	4.4
Healthcare	3,466	3,138	328	10.5
Products and Resources	2,524	2,258	266	11.8
Communications, Media and Technology	1,612	1,377	235	17.1
Total revenues(1)	$11,996	$10,982	$1,014	9.2
_____________________

(1)
Results for 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. See Note 3 to our unaudited consolidated financial statements for additional information.

Financial Services
Revenues from our Financial Services segment grew 4.4%, inclusive of a positive currency impact of 0.8%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Growth was stronger among our insurance customers where revenues increased by $137 million as compared to an increase of $48 million for our banking customers. In this segment, revenues from customers added since September 30, 2017 were $44 million and represented 23.8% of the period-over-period revenue increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies that are reshaping our customers' business and operating models, cost optimization, robotic process automation, cyber security and vendor consolidation. Demand from certain banking customers may continue to be negatively affected as they continue to optimize the cost of supporting their legacy IT systems and operations, including moving a portion of their services to captives, as they shift their spend to transformation and digital services.
Healthcare
Revenues from our Healthcare segment grew 10.5% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Growth was stronger among our healthcare customers where revenues increased by $294 million, as compared to an increase of $34 million for our life sciences customers. Revenue growth from our healthcare customers includes revenues from Bolder Healthcare Solutions acquired in the second quarter of 2018, partially offset by a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government. Revenues from customers added since September 30, 2017 were $93 million and represented 28.4% of the period-over-period revenue increase in this segment. The demand for our services among life science customers has been affected by reduced discretionary spending. The demand for our services among healthcare customers could be affected by uncertainty in the regulatory environment. We believe that in the long term the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.
Products and Resources
Revenues from our Products and Resources segment grew 11.8%, inclusive of a positive currency impact of 1.3%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Revenue growth in this segment was strongest among our energy and utilities customers and manufacturing and logistics customers, where revenues increased by a combined $170 million. Revenues from our retail and consumer goods customers and travel and hospitality customers increased by a combined $96 million. Revenues from customers added since September 30, 2017 were $77 million, representing 28.9% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies that are reshaping our customers' business and operating models, as well as growing demand for analytics, supply chain consulting, implementation initiatives, smart products, transformation of business models, internet of things and omni channel commerce implementation and integration services. In the future, discretionary spending by our customers in this segment may be affected by international trade policies as well as other macroeconomic factors.
Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 17.1%, inclusive of a positive currency impact of 1.2%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Growth was stronger among our technology customers where revenues increased by $179 million as compared to an increase of $56 million for our communications and media customers. Revenues from customers added since September 30, 2017 were $15 million and represented 6.4% of the period-over-period revenue increase in this segment. Growth within this segment was driven by the increased adoption of digital technologies, digital content operations, services to help our customers balance rationalizing costs while creating a differentiated user experience and an expanded range of services, including business process services. Additionally, demand among our technology customers may be affected by uncertainty in the regulatory environment while significant merger and acquisition activity continues to impact our customers in the communications and media industry.
Revenues - Geographic Markets
Revenues by geographic market were as follows for the nine months ended September 30:

	2018	2017	Increase (Decrease)
			$	%
	(Dollars in millions)
North America	$9,149	$8,503	$646	7.6
United Kingdom	944	863	81	9.4
Rest of Europe	1,153	903	250	27.7
Europe - Total	2,097	1,766	331	18.7
Rest of World	750	713	37	5.2
Total revenues(1)	$11,996	$10,982	$1,014	9.2
_____________________

(1)
Results for 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies. See Note 3 to our unaudited consolidated financial statements for additional information.

North America continues to be our largest market, representing 76.3% of total revenues for the nine months ended September 30, 2018 and accounting for 63.7% of total revenue growth over the nine months ended September 30, 2017. Revenues from our customers in Europe grew 18.7%, after a positive currency impact of 5.4%. Specifically, revenues from our Rest of Europe customers grew 27.7% after an positive currency impact of 5.6%, while within the United Kingdom we experienced an increase in revenues of 9.4%, after a positive currency impact of 5.2%. Revenue growth in the United Kingdom and Rest of World was negatively affected by weakness in our Financial Services segment as certain banking customers in those regions optimize the cost of supporting their legacy IT systems and operations, including moving a portion of their services to captives, as they shift their spend to transformation and digital services. Revenues from our Rest of World customers grew 5.2% inclusive of a negative currency impact of 1.4%. We believe that Europe, India, Middle East, Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long term growth opportunities.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel and subcontracting costs relating to revenues. Our cost of revenues increased by 7.4% during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, decreasing as a percentage of revenues to 60.8% during the 2018 period compared to 61.8% in the 2017 period. The decrease as a percentage of revenues was due primarily to a decrease in compensation and benefits costs and the depreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in fees paid to strategic partners and other vendors in our digital operations, platform and infrastructure services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 9.5% during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, remaining relatively flat as a percentage of revenues at 21.6% for the nine months ended September 30, 2018 as compared to 21.5% for the nine months ended September 30, 2017. Selling, general and administrative expenses include the impacts of the initial funding of the Cognizant U.S. Foundation and the FCPA Accrual recorded during the nine months ended September 30, 2018, offset by a decrease in compensation and benefit costs.
Income from Operations and Operating Margin - Overall

Income from operations increased 15.6% for the nine months ended September 30, 2018 as compared to the same period in 2017. Our operating margin increased to 17.6% for the nine months ended September 30, 2018 from 16.6% for the nine months ended September 30, 2017, due to a decrease, as a percentage of revenues, in compensation and benefits costs, partially offset by the impacts of the initial funding of the Cognizant U.S. Foundation and the FCPA Accrual recorded during the nine months ended September 30, 2018 and an increase in fees paid to strategic partners and other vendors in our digital operations, platform and infrastructure services. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 51 basis points, or 0.51% percentage points, during the nine months ended September 30, 2018. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the nine months ended September 30, 2018, the settlement of cash flow hedges positively impacted our operating margin by approximately 53 basis points, or 0.53 percentage points, as compared to a positive impact of approximately 81 basis points or 0.81 percentage points during the nine months ended September 30, 2017.

For the nine months ended September 30, 2018 and 2017, our non-GAAP operating margins were 21.2%5 and 19.7%5, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense, acquisition-related charges, realignment charges and in the nine months ended September 30 2018, the initial funding of the Cognizant U.S. Foundation.
Segment Operating Profit
Segment operating profits were as follows for the nine months ended September 30:

			Increase (Decrease)
	2018	2017	$	%
	(Dollars in millions)
Financial Services	$1,355	$1,348	$7	0.5
Healthcare	1,077	971	106	10.9
Products and Resources	781	695	86	12.4
Communications, Media and Technology	522	450	72	16.0
Total segment operating profit	3,735	3,464	271	7.8
Less: unallocated costs	1,627	1,640	(13)	(0.8)
Income from operations	$2,108	$1,824	$284	15.6

In our Financial Services business segment, operating profits decreased as a percentage of revenues due to investments to accelerate our shift to digital, including re-skilling of service delivery personnel, an increase in subcontractor costs and an increase in fees paid to strategic partners and other vendors in our digital operations, platform and infrastructure services, partially offset by the depreciation of the Indian rupee against the U.S. dollar. In our Healthcare, Products and Resources and Communications, Media and Technology business segments, operating profits remained relatively flat as a percentage of revenues.

________________

5
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the nine months ended September 30:

	2018	2017	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses) gains	$(256)	$57	$(313)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	23	(16)	39
Foreign currency exchange gains (losses), net	(233)	41	(274)
Interest income	128	97	31
Interest expense	(19)	(18)	(1)
Other, net	(2)	(2)	—
Total other income (expense), net	$(126)	$118	$(244)
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the British pound, Indian rupee, Euro and other non-U.S. dollar denominated net monetary assets and liabilities. As of September 30, 2018, the notional value of our undesignated hedges was $460 million. The increase in interest income of $31 million was primarily attributable to an increase in average invested balances and higher yields in 2018.
Provision for Income Taxes

The provision for income taxes increased to $530 million during the nine months ended September 30, 2018 from $421 million during the nine months ended September 30, 2017. The effective income tax rate increased to 26.7% for the nine months ended September 30, 2018 from 21.7% for the nine months ended September 30, 2017. The increase in our effective income tax rate was primarily due to the recognition in the first quarter of 2017 of income tax benefits previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million and a higher 2018 effective income tax rate driven primarily by the depreciation of the India rupee against the U.S. dollar, which resulted in (i) higher non-deductible foreign currency exchange losses on our consolidated statement of operations and (ii) a higher income tax provision for our India subsidiaries due to foreign currency exchange gains on their statutory books. The estimate of our 2018 annual effective income tax rate reflects the current interpretation of the Tax Reform Act, including the GILTI provision and may change as we receive additional clarification and guidance and as the interpretation of the Tax Reform Act evolves over time. Additionally, our effective income tax rate for the remainder of 2018 and future periods may be negatively affected by the recently-enacted New Jersey state tax laws as further described in the Executive Summary.
Net Income
Net income decreased to $1,453 million for the nine months ended September 30, 2018 from $1,522 million for the nine months ended September 30, 2017, representing 12.1% and 13.9% of revenues, respectively. The decrease in net income is primarily due to the fluctuation in the value of the India rupee which generated foreign currency exchange losses in 2018 compared to foreign currency exchange gains in 2017 and the increase in the provision for income taxes, partially offset by an increase in income from operations.

Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

	2018	% of Revenues	2017	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$2,108	17.6	$1,824	16.6
Add: Stock-based compensation expense (1)	199	1.7	161	1.5
Add: Acquisition-related charges (2)	119	1.0	104	1.0
Add: Realignment charges (3)	12	0.1	69	0.6
Add: Initial funding of Cognizant U.S. Foundation (4)	100	0.8	—	—
Non-GAAP income from operations and non-GAAP operating margin	$2,538	21.2	$2,158	19.7

GAAP diluted earnings per share	$2.48		$2.55
Effect of above operating adjustments, pre-tax	0.74		0.56
Effect of non-operating foreign currency exchange losses (gains), pre-tax (5)	0.39		(0.06)
Tax effect of non-GAAP adjustments to pre-tax income (6)	(0.16)		(0.21)
Effect of recognition of income tax benefit related to an uncertain tax position (7)	—		(0.09)
Effect of adjustment to the one-time income tax expense related to the Tax Reform Act (8)	(0.01)		—
Non-GAAP diluted earnings per share	$3.44		$2.75
_____________________

(1)	Stock-based compensation expense reported in:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Cost of revenues	$46	$41
Selling, general and administrative expenses	153	120

(2)
Acquisition-related charges include amortization of purchased intangible assets included in the depreciation and amortization expense line on our consolidated statements of operations, external deal costs, acquisition-related retention bonuses, integration costs, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs, as applicable.

(3)
Realignment charges include severance costs, lease termination costs, and advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs, as applicable. The total costs related to the realignment are reported in "Selling, general and administrative expenses" in our consolidated statements of operations. See Note 5 to our unaudited consolidated financial statements for additional information.

(4)	During the nine months ended September 30, 2018, we provided $100 million of initial funding to Cognizant U.S. Foundation, which is focused on STEM education in the United States.

(5)
Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

(6)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Stock-based compensation expense	$53	$60
Acquisition-related charges	28	35
Realignment charges	3	24
Foreign currency exchange gains and losses	(15)	4
Initial funding of Cognizant U.S. Foundation	28	—
The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

(7)
During the nine months ended September 30, 2017, we recognized an income tax benefit previously unrecognized in our consolidated financial statements related to a specific uncertain tax position of $55 million. The recognition of the benefit was based on management’s reassessment regarding whether this unrecognized tax benefit met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefit.

(8)
During the nine months ended September 30, 2018, we finalized our calculation of the one-time net income tax expense related to the enactment of the Tax Reform Act and recognized a $5 million income tax benefit, which reduced our provision for income taxes.

Liquidity and Capital Resources

Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of September 30, 2018, we had cash, cash equivalents and short-term investments of $4,763 million, of which $405 million was restricted and not available for use as a result of our dispute with the ITD with respect to our 2016 India Cash Remittance. See Note 9 of our unaudited consolidated financial statements for more information. As of September 30, 2018, we had available capacity under our revolving credit facility of approximately $750 million. Our revolving credit facility matures in November 2019. The following table provides a summary of our cash flows for the nine months ended September 30:

	2018	2017	Increase / Decrease
	(in millions)
Net cash provided by (used in):
Operating activities	$1,890	$1,571	$319
Investing activities	(1,077)	(422)	(655)
Financing activities	(1,368)	(1,652)	284

Operating activities
The increase in cash generated from operating activities was primarily attributable to the increase in income from operations and the increase in non-cash expenses in the nine months ended September 30, 2018 as compared to the same period in 2017.

On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method. As a result of adoption, we classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). By contrast, a contract asset is a right to consideration that is conditional upon factors other than the passage of time. Upon adoption, we reclassified (i) balances representing receivables, as defined by the New Revenue Standard, from Unbilled accounts receivable to Trade accounts receivable, net and (ii) balances representing contract assets, as defined by the New Revenue Standard, from Unbilled accounts receivable to Other current assets. Balances as of September 30, 2018 are presented under the New Revenue Standard, while prior period balances are not adjusted and continue to be reported in accordance with our historic accounting policies. See Note 3 of our unaudited consolidated financial statements for more information.

Historically, our days sales outstanding calculation included billed and unbilled accounts receivable, net of allowance for doubtful accounts, reduced by the uncollected portion of our deferred revenue. To reflect the adoption of the New Revenue Standard and maintain the comparability of the calculation, in 2018 we adjusted the definition to include receivables, as defined by the New Revenue Standard, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. Our days sales outstanding as of September 30, 2018 was 76 days, higher as compared to 71 days as of December 31, 2017 and 74 days as of September 30, 2017. The adoption of the New Revenue Standard increased our days sales outstanding as of September 30, 2018 by 2 days. We monitor turnover, aging and the collection of accounts receivable by customer.

Investing activities
The increase in cash used in investing activities is primarily related to higher payments for acquisitions and an increase in net purchases of investments in the 2018 period as compared to 2017.

Financing activities
The decrease in cash used in financing activities in the 2018 period is primarily attributable to lower repurchases of common stock in 2018 compared to the same period in 2017, partially offset by higher dividends paid in 2018 and net repayments under the revolving credit facility in 2018.

In 2014, we entered into a credit agreement with a commercial bank syndicate, or the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TZ US Parent, Inc., or TriZetto. The revolving credit facility is available for general corporate purposes. As of September 30, 2018, we had $725 million outstanding under the term loan and no outstanding notes under the revolving credit facility. The term loan and the revolving credit facility both mature in November 2019 with a final payment of $625 million due on the term loan. While we believe we will have sufficient liquidity to fund the final payment if necessary, we are currently evaluating alternative financing arrangements.

The Credit Agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the Credit Agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. As of September 30, 2018, we were in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of September 30, 2018 and through the date of this filing.

In February 2017, we announced a plan to return $3.4 billion to stockholders by the end of 2018 through a combination of stock repurchases and cash dividends. As part of this plan, to date we expended $2.7 billion to repurchase our Class A common stock under ASRs and paid cash dividends totaling $617 million. The payments related to the ASRs were funded with cash on hand in the U.S. and borrowings under the revolving credit facility. Stock repurchases may be made from time to time through open-market purchases, through the use of Rule 10b5-1 plans and/or by other means. We are currently reviewing our capital return plan, considering the impact of the Tax Reform Act, our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, the economic outlook, regulatory changes and other relevant factors.

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

Other Liquidity and Capital Resources Information
We seek to ensure that our worldwide cash is available in the locations in which it is needed. As part of our ongoing liquidity assessments, we regularly monitor the mix of our domestic and international cash flows and cash balances. As a result of the enactment of the Tax Reform Act, our historical and future foreign earnings are no longer subject to U.S. federal income tax upon repatriation beyond the one-time transition tax accrued in the fourth quarter of 2017. During the nine months ended September 30, 2018, we repatriated $2,273 million from our foreign subsidiaries. As of September 30, 2018, $3,004 million of our cash, cash equivalents and short-term investments were held outside the United States, of which $1,883 million was held in India. As further described in Note 9 of our unaudited consolidated financial statements, $405 million of our short-term investment balances held in India were classified as restricted as of September 30, 2018. We are continuing to evaluate what portion of the non-U.S. cash, cash equivalents and short-term investments held outside India is needed locally to execute our strategic plans and what amount is available for repatriation back to the United States.
Our Indian earnings are indefinitely reinvested and our current plans do not demonstrate the need to repatriate the historical undistributed earnings of our India subsidiaries to fund liquidity needs outside of India. In reaching this conclusion, we considered our global capital needs, the available sources of liquidity globally and our growth plans in India. However, future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws, that may lead us to repatriate the undistributed Indian earnings. If we were to change our assertion that our accumulated undistributed Indian earnings are indefinitely reinvested, we would expect, based on our current interpretation of Indian tax law, to accrue additional tax expense at a rate of approximately 21% of cash available for distribution, which could have a material adverse effect on our future effective income tax rate. This estimate is subject to change based on tax legislative developments in India and other jurisdictions as well as judicial and interpretive developments of applicable tax laws.
We expect our operating cash flow, cash and investment balances (excluding the $405 million of India restricted assets), and available capacity under our revolving credit facility to be sufficient to meet our operating requirements, in India and globally, for the next twelve months. We expect to fund the remaining balance of the one-time transition tax related to the Tax Reform Act, which is payable in installments through the year 2024, from a combination of cash generated from operations, borrowings and the repatriation of a portion of our historical non-U.S. earnings that are available for distribution to the United States. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures, to meet our long-term capital requirements beyond a twelve month period and our ability to execute the remainder of our capital return plan will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.
As further described in Note 9 of our unaudited consolidated financial statements, certain cash, cash equivalents and short-term investment balances in India totaling $405 million were restricted in connection with our dispute with the ITD with respect to our 2016 India Cash Remittance. The dispute with the ITD is ongoing, and no final decision has been reached. The affected balances may continue to remain restricted and unavailable for our use while the dispute is ongoing. Additionally, while we believe that we have paid all applicable taxes related to the transactions underlying the ITD Dispute, if it is ultimately determined that we are liable for the full amount of additional taxes the ITD claims we owe, our liquidity could be materially adversely affected.

Commitments and Contingencies

See Note 13 to our unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the nine months ended September 30, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Such forward-looking statements may be included in various filings made by us with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, anticipated effective tax rates and tax expense, liquidity, access to capital, capital return plan, investment strategies, cost management, realignment program, plans and objectives, including those related to our digital practice areas, investment in our business and potential acquisitions, industry trends, customer behaviors and trends, the outcome of the FCPA investigation, litigation matters and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:

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

•
risks associated with our internal investigation into possible violations of the FCPA and similar laws, including the cost of such investigation and any sanctions, fines or remedial measures that may be imposed by the DOJ or SEC, additional expenses related to remedial measures, the costs of defending and/or settling possible judgments against us that may result from associated lawsuits against us and any possible impact on our ability to timely file the required reports with the SEC;

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2018. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2018, we repurchased $25 million of our Class A common stock under our stock repurchase program. These stock repurchases were funded from working capital. As of September 30, 2018, the remaining available balance under our stock repurchase program authorized by the Board of Directors was $775 million.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2018 - July 31, 2018
Open market and privately negotiated purchases	—	$—	—	$800
August 1, 2018 - August 31, 2018
June 2018 ASR	1,062,111	(a)	1,062,111
Open market and privately negotiated purchases	303,551	74.84	303,551	777
September 1, 2018 - September 30, 2018
Open market and privately negotiated purchases	39,677	74.94	39,677	775
Total	1,405,339	$—	1,405,339

(a)
In June 2018, the Company entered into an ASR to purchase up to $600 million of the Company's Class A common stock. In August 2018, the purchase period for the ASR ended and an additional 1.1 million shares were delivered. In total, 7.6 million shares were delivered under the ASR at an average repurchase price of $79.42.

During the three months ended September 30, 2018, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended September 30, 2018, such repurchases totaled 248,860 shares at an aggregate cost of $20 million.

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	October 30, 2018	By:	/s/ FRANCISCO D’SOUZA
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2018	By:	/s/ KAREN MCLOUGHLIN
Karen McLoughlin,
Chief Financial Officer
(Principal Financial Officer)