Form 10-Q
period 2019-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2019-05-03
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Registrant’s telephone number, including area code: (201) 801-0233
N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	CTSH	The Nasdaq Stock Market LLC
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of April 26, 2019:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	569,282,940

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$950	$1,161
Short-term investments	2,718	3,350
Trade accounts receivable, net of allowances of $92 and $78, respectively	3,377	3,257
Other current assets	838	909
Total current assets	7,883	8,677
Property and equipment, net	1,314	1,394
Operating lease assets, net	809	—
Goodwill	3,638	3,481
Intangible assets, net	1,185	1,150
Deferred income tax assets, net	464	442
Long-term investments	79	80
Other noncurrent assets	724	689
Total assets	$16,096	$15,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$262	$215
Deferred revenue	340	286
Short-term debt	19	9
Operating lease liabilities	184	—
Accrued expenses and other current liabilities	1,915	2,267
Total current liabilities	2,720	2,777
Deferred revenue, noncurrent	64	62
Operating lease liabilities, noncurrent	651	—
Deferred income tax liabilities, net	177	183
Long-term debt	727	736
Long-term income taxes payable	471	478
Other noncurrent liabilities	150	253
Total liabilities	4,960	4,489
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 569 and 577 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	64	47
Retained earnings	11,140	11,485
Accumulated other comprehensive income (loss)	(74)	(114)
Total stockholders’ equity	11,136	11,424
Total liabilities and stockholders’ equity	$16,096	$15,913
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues	$4,110	$3,912
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,575	2,401
Selling, general and administrative expenses	873	711
Depreciation and amortization expense	123	107
Income from operations	539	693
Other income (expense), net:
Interest income	48	41
Interest expense	(7)	(6)
Foreign currency exchange gains (losses), net	2	(31)
Other, net	1	—
Total other income (expense), net	44	4
Income before provision for income taxes	583	697
Provision for income taxes	(142)	(177)
Net income	$441	$520
Basic earnings per share	$0.77	$0.89
Diluted earnings per share	$0.77	$0.88
Weighted average number of common shares outstanding - Basic	573	587
Dilutive effect of shares issuable under stock-based compensation plans	2	2
Weighted average number of common shares outstanding - Diluted	575	589
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$441	$520
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	37
Change in unrealized gains and losses on cash flow hedges	36	(36)
Change in unrealized gains and losses on available-for-sale securities	6	(7)
Other comprehensive income (loss)	40	(6)
Comprehensive income	$481	$514
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2018	577	$6	$47	$11,485	$(114)	$11,424
Cumulative effect of changes in accounting principle(1)	—	—	—	2	—	2
Net income	—	—	—	441	—	441
Other comprehensive income (loss)	—	—	—	—	40	40
Common stock issued, stock-based compensation plans	2	—	50	—	—	50
Stock-based compensation expense	—	—	66	—	—	66
Repurchases of common stock	(10)	—	(99)	(672)	—	(771)
Dividends declared, $0.20 per share	—	—	—	(116)	—	(116)
Balance, March 31, 2019	569	$6	$64	$11,140	$(74)	$11,136

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2017	588	$6	$49	$10,544	$70	$10,669
Cumulative effect of changes in accounting principle(2)	—	—	—	122	(1)	121
Net income	—	—	—	520	—	520
Other comprehensive income (loss)	—	—	—	—	(6)	(6)
Common stock issued, stock-based compensation plans	2	—	60	—	—	60
Stock-based compensation expense	—	—	59	—	—	59
Repurchases of common stock	(4)	—	(105)	(211)	—	(316)
Dividends declared, $0.20 per share	—	—	—	(119)	—	(119)
Balance, March 31, 2018	586	$6	$63	$10,856	$63	$10,988

(1)	Reflects the adoption of the Accounting Standards Codification ("ASC") Topic 842 "Leases" (the "New Lease Standard") as described in Note 6.

(2)
Reflects    the adoption of the ASC Topic 606 "Revenue from Contacts with Customers" (the "New Revenue Standard") as well as Accounting Standards Update ("ASU") 2018-02 "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02") on January 1, 2018. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$441	$520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133	117
Provision for doubtful accounts	14	2
Deferred income taxes	(42)	2
Stock-based compensation expense	66	59
Other	(21)	23
Changes in assets and liabilities:
Trade accounts receivable	(131)	(273)
Other current and noncurrent assets	90	247
Accounts payable	49	86
Deferred revenues, current and noncurrent	56	(2)
Other current and noncurrent liabilities	(386)	(393)
Net cash provided by operating activities	269	388
Cash flows from investing activities:
Purchases of property and equipment	(106)	(96)
Purchases of available-for-sale investment securities	(243)	(300)
Proceeds from maturity or sale of available-for-sale investment securities	650	193
Purchases of held-to-maturity investment securities	(94)	(222)
Proceeds from maturity of held-to-maturity investment securities	348	171
Purchases of other investments	(31)	(31)
Proceeds from maturity or sale of other investments	29	59
Payments for business combinations, net of cash acquired	(197)	(1)
Net cash provided by (used in) investing activities	356	(227)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	50	60
Repurchases of common stock	(771)	(316)
Repayment of term loan borrowings and finance lease obligations	(2)	(39)
Net change in notes outstanding under the revolving credit facility	—	(75)
Dividends paid	(116)	(118)
Net cash (used in) financing activities	(839)	(488)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	1
(Decrease) in cash, cash equivalents and restricted cash	(211)	(326)
Cash and cash equivalents, beginning of year	1,161	1,925
Cash, cash equivalents and restricted cash, end of period (See Note 9)	$950	$1,599
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and Regulation S-X under the Securities Exchange Act of 1934, (as amended, the "Exchange Act"). The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2018. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited consolidated financial statements have been included and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

Recently Adopted Accounting Pronouncements

Date Issued and Topic	Date Adopted and Method	Description	Impact
February 2016 Leases	January 1, 2019 Effective Date Method
The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use ("ROU") asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee recognizes interest expense and amortization of the ROU asset, and for operating leases, the lessee recognizes total lease expense on a straight-line basis. The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. The standard allows for two methods of adoption: retrospective to each prior reporting period presented with the cumulative effect of adoption recognized at the beginning of the earliest period presented or retrospective to the beginning of the period of adoption through a cumulative-effect adjustment (the "Effective Date Method").
See Note 6 for the impact of adoption of this standard.
March 2017 Nonrefundable Fees and Other Costs	January 1, 2019 Modified Retrospective
This update shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount. Upon adoption, entities are required to use a modified retrospective transition with the cumulative effect adjustment recognized to retained earnings as of the beginning of the period of adoption.

The adoption of this update did not have an impact on our financial statements.
August 2018 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement ("CCA") that is a Service Contract	Early adoption on January 1, 2019 Prospective
This update aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. In addition, this update clarifies the financial statement presentation requirement for capitalized implementation costs and related amortization of such costs.
The adoption of this update did not have an impact on our financial statements.

Note 2 — Revenues

Disaggregation of Revenues

The table below presents disaggregated revenues from contracts with customers by customer location, service line and contract-type for each of our business segments. We believe this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. Revenues are attributed to regions based upon customer location. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended March 31, 2019

	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
	(in millions)
Revenues
Geography:
North America	$1,018	$1,042	$641	$422	$3,123
United Kingdom	129	25	94	81	329
Rest of Europe	162	82	115	46	405
Europe - Total	291	107	209	127	734
Rest of World	127	16	64	46	253
Total	$1,436	$1,165	$914	$595	$4,110

Service line:
Consulting and technology services	$913	$638	$552	$306	$2,409
Outsourcing services	523	527	362	289	1,701
Total	$1,436	$1,165	$914	$595	$4,110

Type of contract:
Time and materials	$919	$458	$400	$375	$2,152
Fixed-price	464	400	414	190	1,468
Transaction or volume-based	53	307	100	30	490
Total	$1,436	$1,165	$914	$595	$4,110

	Three Months Ended March 31, 2018

	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
	(in millions)
Revenues
Geography:
North America	$1,044	$1,023	$572	$336	$2,975
United Kingdom	116	23	87	84	310
Rest of Europe	162	61	109	42	374
Europe - Total	278	84	196	126	684
Rest of World	139	14	53	47	253
Total	$1,461	$1,121	$821	$509	$3,912

Service line:
Consulting and technology services	$871	$638	$481	$278	$2,268
Outsourcing services	590	483	340	231	1,644
Total	$1,461	$1,121	$821	$509	$3,912

Type of contract:
Time and materials	$935	$448	$369	$306	$2,058
Fixed-price	471	511	361	179	1,522
Transaction or volume-based	55	162	91	24	332
Total	$1,461	$1,121	$821	$509	$3,912

Costs to Fulfill

The following table presents information related to the capitalized costs to fulfill, such as set-up or transition activities, for the three months ended March 31, 2019. Costs to fulfill are recorded in "Other noncurrent assets" in our unaudited consolidated statements of financial position and the amortization expense of costs to fulfill is included in "Cost of revenues" in our unaudited consolidated statement of operations. Costs to obtain contracts were immaterial for the periods disclosed.

Costs to Fulfill
(in millions)
Balance - December 31, 2018	$400
Amortization expense	(20)
Costs capitalized	43
Balance - March 31, 2019	$423

Contract Balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in "Other current assets" in our unaudited consolidated statements of financial position and primarily relate to unbilled amounts on fixed-price contracts utilizing the cost to cost method of revenue recognition. The table below shows significant movements in contract assets:

Contract Assets
(in millions)
Balance - December 31, 2018	$305
Revenues recognized during the period but not billed	238
Amounts reclassified to accounts receivable	(208)
Balance - March 31, 2019	$335

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize the revenues. The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the period disclosed:

Deferred Revenue
(in millions)
Balance - December 31, 2018	$348
Amounts billed but not recognized as revenues	205
Revenues recognized related to the opening balance of deferred revenue	(149)
Balance - March 31, 2019	$404

Revenues recognized during the three months ended March 31, 2019 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of March 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, was $1,990 million of which approximately 70% is expected to be recognized as revenue within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:

(1)	contracts with a duration of one year or less as determined under the New Revenue Standard,

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
Many of our performance obligations meet one or more of these exemptions and therefore are not included in the remaining performance obligation amounts disclosed above.

Note 3 — Business Combinations

During the three months ended March 31, 2019, we completed two business combinations for total consideration of approximately $244 million, inclusive of contingent consideration. These acquisitions were Meritsoft, a financial software company based in Ireland, and Mustache, a U.S. based creative content agency specializing in creating original and branded content for digital, broadcast and social mediums.

These acquisitions were not material, either individually or in the aggregate, to our operations or cash flow. Accordingly, pro forma results have not been presented. These acquisitions were included in our unaudited consolidated financial statements as of the date on which the businesses were acquired. We have allocated the purchase price related to these transactions to tangible and intangible assets and liabilities, including non-deductible goodwill, based on their estimated fair values. We will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition. The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

	Fair Value	Weighted Average Useful Life
	(in millions)
Cash	$14
Current assets	8
Non-deductible goodwill (1)	157
Customer relationship intangible assets	50	9.9 years
Other intangible assets	30	6.9 years
Current liabilities	(4)
Noncurrent liabilities	(11)
Purchase price	$244

(1)     The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an amortizable intangible asset.

There were no business combinations during the three months ended March 31, 2018.

Note 4 — Realignment Charges
We incur realignment charges to accelerate our shift to digital services and solutions while improving the overall efficiency of our operations. As part of this realignment, we may incur charges that include employee separation costs, lease termination costs and charges related to the development of our realignment plans. During the three months ended March 31, 2019, we incurred $2 million in costs associated with our CEO transition and the departure of our President ("Executive Transition Costs"). The total costs related to the realignment are reported in "Selling, general and administrative expenses" in our unaudited consolidated statements of operations. The accrued realignment costs as of March 31, 2019 and December 31, 2018 were immaterial.
Realignment charges were as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Executive Transition Costs	$2	$—
Lease termination costs	—	1
Total realignment costs	$2	$1

Note 5 — Investments
Our investments were as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Short-term investments:
Equity investment securities	$25	$25
Available-for-sale investment securities	1,361	1,760
Held-to-maturity investment securities	826	1,065
Time deposits (1)	506	500
Total short-term investments	$2,718	$3,350

Long-term investments:
Equity and cost method investments	$73	$74
Held-to-maturity investment securities	6	6
Total long-term investments	$79	$80

(1)	Includes $427 million and $423 million in restricted time deposits as of March 31, 2019 and December 31, 2018, respectively. See Note 9.

Equity Investment Securities

Our equity investment securities consist of a U.S. dollar denominated investment in a fixed income mutual fund. For the three months ended March 31, 2019 and 2018, realized and unrealized gains and losses were immaterial. The value of the fixed income mutual fund is based on the net asset value ("NAV") of the fund, with appropriate consideration of the liquidity and any restrictions on disposition of our investment in the fund.

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

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at March 31, 2019 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$576	$1	$(4)	$573
Corporate and other debt securities	371	1	(1)	371
Certificates of deposit and commercial paper	19	—	—	19
Asset-backed securities	341	1	(1)	341
Municipal debt securities	57	—	—	57
Total available-for-sale investment securities	$1,364	$3	$(6)	$1,361

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2018 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$630	$1	$(6)	$625
Corporate and other debt securities	420	—	(4)	416
Certificates of deposit and commercial paper	296	—	—	296
Asset-backed securities	336	—	(2)	334
Municipal debt securities	90	—	(1)	89
Total available-for-sale investment securities	$1,772	$1	$(13)	$1,760

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of March 31, 2019:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$13	$—	$412	$(4)	425	(4)
Corporate and other debt securities	15	—	233	(1)	248	(1)
Certificates of deposit and commercial paper	8	—	—	—	8	—
Asset-backed securities	33	—	157	(1)	190	(1)
Municipal debt securities	1	—	32	—	33	—
Total	$70	$—	$834	$(6)	$904	$(6)

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of December 31, 2018:

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

The unrealized losses for the above securities as of March 31, 2019 and December 31, 2018 were primarily attributable to changes in interest rates. At each reporting date, we perform an evaluation of impaired available-for-sale securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of March 31, 2019. The gross unrealized gains and losses in the above tables were recorded, net of tax, in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position.

The contractual maturities of our fixed income available-for-sale investment securities as of March 31, 2019 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$299	$297
Due after one year up to two years	485	482
Due after two years up to three years	179	180
Due after three years	60	61
Asset-backed securities	341	341
Total available-for-sale investment securities	$1,364	$1,361

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Proceeds from sales of available-for-sale investment securities	$314	$125

Gross gains	$1	$—
Gross losses	(1)	(1)
Net realized (losses) on sales of available-for-sale investment securities	$—	$(1)

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

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at March 31, 2019 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$417	$1	$—	$418
Commercial paper	409	1	—	410
Total short-term held-to-maturity investments	826	2	—	828
Long-term investments:
Corporate and other debt securities	6	—	—	6
Total held-to-maturity investment securities	$832	$2	$—	$834

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at December 31, 2018 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$546	$—	$—	$546
Commercial paper	519	—	(1)	518
Total short-term held-to-maturity investments	1,065	—	(1)	1,064
Long-term investments:
Corporate and other debt securities	6	—	—	6
Total held-to-maturity investment securities	$1,071	$—	$(1)	$1,070

The fair value and related unrealized losses of held-to-maturity investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of March 31, 2019:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate and other debt securities	$29	$—	$6	$—	$35	$—
Commercial paper	92	—	—	—	92	—
Total	$121	$—	$6	$—	$127	$—

The fair value and related unrealized losses of held-to-maturity investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate and other debt securities	$263	$—	$57	$—	$320	$—
Commercial paper	268	(1)	—	—	268	(1)
Total	$531	$(1)	$57	$—	$588	$(1)

At each reporting date, the Company performs an evaluation of held-to-maturity securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of March 31, 2019.
The contractual maturities of our fixed income held-to-maturity investment securities as of March 31, 2019 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$826	$828
Due after one year up to two years	6	6
Total held-to-maturity investment securities	$832	$834

During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers of investments between our available-for-sale and held-to-maturity investment portfolios.

Note 6 — Leases
Adoption of the New Lease Standard
On January 1, 2019, we adopted the New Lease Standard using the Effective Date Method applied to all lease contracts existing as of January 1, 2019. Under the Effective Date Method, results for reporting periods beginning on or after January 1, 2019 are presented under the New Lease Standard. We elected the package of practical expedients that permits us to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. Prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies.
The impact of adoption primarily relates to the recognition of ROU operating lease assets and operating lease liabilities on our unaudited consolidated statement of financial position for all operating leases with a term greater than twelve months. The accounting for our finance leases remained substantially unchanged. The following table provides the impact of adoption of the New Lease Standard on our unaudited consolidated statement of financial position as of January 1, 2019:

Location on Statement of Financial Position	January 1, 2019
(in millions)
Property and equipment, net(1)	$(81)
Operating lease assets, net(1) (2) (3)	839
Total Assets	$758

Operating lease liabilities(2) (3)	$191
Operating lease liabilities, noncurrent(2) (3)	670
Accrued expenses and other liabilities(3)	(10)
Other noncurrent liabilities(3)	(95)
Total Liabilities	$756

Retained earnings(4)	$2

(1)	Reflects the reclassification of leasehold land and a built-to-suit lease asset from "Property and equipment, net" to "Operating lease assets, net".

(2)
Represents the recognition of operating lease assets and liabilities (current and noncurrent), as defined by the New Lease Standard, including the liability for a built-to-suit lease that was previously accounted for as a capital lease under the former lease guidance.

(3)
Represents the reclassification of deferred rent from "Accrued expenses and other liabilities" and "Other noncurrent liabilities" to "Operating lease assets, net" and the reclassification of built-to-suit lease liabilities from "Accrued expenses and other liabilities" and "Other noncurrent liabilities" to "Operating lease liabilities" and "Operating lease liabilities, noncurrent".

(4)	Represents the net impact of the derecognition of a built-to-suit lease under the former lease guidance and the re-establishment of that lease as an operating lease under the New Lease Standard.
The adoption of the New Lease Standard did not materially impact our unaudited consolidated statement of operations or our unaudited statement of cash flows.
Leases
Our lease asset classes primarily consist of operating leases for office space, data centers and equipment. At inception of a contract, we determine whether a contract contains a lease, and if a lease is identified, whether it is an operating or finance lease. In determining whether a contract contains a lease we consider whether (1) we have the right to obtain substantially all of the economic benefits from the use of the asset throughout the term of the contract, (2) we have the right to direct how and for what purpose the asset is used throughout the term of the contract and (3) we have the right to operate the asset throughout the term of the contract without the lessor having the right to change the terms of the contract. Some of our lease agreements contain both lease and non-lease components that we account for as a single lease component for all our lease asset classes.

Our ROU lease assets represent our right to use an underlying asset for the lease term and may include any advance lease payments made and any initial direct costs, and exclude lease incentives. Our ROU lease liabilities represent our obligation to make lease payments arising from the contractual terms of the lease. ROU lease assets and lease liabilities are recognized at the commencement of the lease and are calculated using the present value of lease payments over the lease term. Typically, our lease agreements do not provide sufficient detail to arrive at an implicit interest rate. Therefore, we use our estimated country-specific incremental borrowing rate based on information available at the commencement date of the lease to calculate the present value of the lease payments. In estimating our country-specific incremental borrowing rates, we consider market rates of comparable collateralized borrowings for similar terms. Our lease terms may include the option to extend or terminate the lease before the end of the contractual lease term. Our ROU lease assets and lease liabilities include these options when it is reasonably certain that they will be exercised.
The following table provides information on the components of our operating and finance leases included in our unaudited consolidated statement of financial position:

Leases	Location on Statement of Financial Position	March 31, 2019
Assets		(in millions)
ROU operating lease assets	Operating lease assets, net	$809
ROU finance lease assets	Property and equipment, net	21
	Total	$830

Liabilities
Current
Operating lease	Operating lease liabilities	$184
Finance lease	Accrued expenses and other current liabilities	13
Noncurrent
Operating lease	Operating lease liabilities, noncurrent	651
Finance lease	Other noncurrent liabilities	17
	Total	$865

Our operating lease cost was $63 million for the three months ended March 31, 2019 and included $4 million of variable lease cost. A portion of our real estate leases is subject to annual changes in the Consumer Price Index ("CPI"). The changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments was incurred. Other variable lease costs primarily relate to adjustments for common area maintenance, utilities and property tax. These variable costs are recognized in the period in which the obligation for those payments was incurred. Our short term lease rental expense was $4 million for the three months ended March 31, 2019. Lease interest expense related to our finance leases was immaterial for the three months ended March 31, 2019.
The following table provides information on the weighted average remaining lease term and weighted average discount rate for our operating leases:

Operating Lease Term and Discount Rate	March 31, 2019

Weighted average remaining lease term	5.8 years
Weighted-average discount rate	5.8%
The following table provides supplemental cash flow information related to our operating leases:

Three Months Ended March 31, 2019
(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$53
ROU assets obtained in exchange for operating lease liabilities	16

Cash paid for amounts included in the measurement of finance lease liabilities was immaterial for the three months ended March 31, 2019. Additionally, ROU assets obtained in exchange for finance lease liabilities was immaterial for the three months ended March 31, 2019.

The following table provides the schedule of maturities of our operating lease liabilities, under the New Lease Standard, as of March 31, 2019:

March 31, 2019
(in millions)
2019- remainder of year	$171
2020	209
2021	166
2022	126
2023	95
2024	62
Thereafter	154
Total lease payments	983
Interest	(148)
Total lease liabilities	$835

The following table provides the schedule of our future minimum payments on our operating leases, as of December 31, 2018, which were accounted for in accordance with our historic accounting policies.

December 31, 2018
(in millions)
2019	$226
2020	197
2021	157
2022	121
2023	90
Thereafter	197
Total lease payments	$988

As of March 31, 2019, we had $29 million of additional operating leases that had yet to commence and therefore are not included in our unaudited statement of financial position. These leases are primarily related to real estate and will commence in various months in 2019 with lease terms of 1 year to 6 years.

Note 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Compensation and benefits	$931	$1,216
Customer volume and other incentives	329	323
Derivative financial instruments	16	25
FCPA Accrual(1)	—	28
Income taxes	130	162
Professional fees	115	110
Travel and entertainment	35	34
Other	359	369
Total accrued expenses and other current liabilities	$1,915	$2,267

(1)     Refer to Note 13.

Note 8 — Debt

In 2018, we completed a debt refinancing in which we entered into a credit agreement with a commercial bank syndicate (the "Credit Agreement") providing for a $750 million unsecured term loan (the "Term Loan") and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan beginning in December 2019. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations as of March 31, 2019.

Short-term Debt

As of March 31, 2019 and December 31, 2018, we had $19 million and $9 million, respectively, of short-term debt related to current maturities for our Term Loan. As of March 31, 2019, we had no notes outstanding under the revolving credit facility.
Long-term Debt

The following summarizes our long-term debt balances as of:

	March 31, 2019	December 31, 2018
	(in millions)
Term loan	$750	$750
Less:
Current maturities	(19)	(9)
Deferred financing costs	(4)	(5)
Long-term debt, net of current maturities	$727	$736

Note 9 — Income Taxes

We are involved in an ongoing dispute with the Indian Income Tax Department ("ITD") in connection with which we received a notice in March 2018 asserting that the ITD is owed additional taxes on our previously disclosed 2016 India Cash Remittance, which was a transaction undertaken by our principal operating subsidiary in India ("CTS India") to repurchase shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of that transaction, undertaken pursuant to a plan approved by the Madras High Court in Chennai, India, we previously paid $135 million in Indian income taxes, which we believe are all the applicable taxes owed for this transaction under Indian law. The ITD is asserting that we owe an additional 33 billion Indian rupees ($477 million at the March 31, 2019 exchange rate) related to the 2016 India Cash Remittance. In addition to the dispute on the 2016 India Cash Remittance, we are involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes collectively referred to as the "ITD Dispute"), for which we also believe we have paid all the applicable taxes owed. Accordingly, we have not recorded any reserves for these matters as of March 31, 2019. The ITD Dispute is currently pending before the Madras High Court, and no final decision has been reached.

In March 2018, the ITD placed an attachment on certain of our India bank accounts, relating to the 2016 India Cash Remittance. In April 2018, the Madras High Court granted our application for a stay of the actions of the ITD and lifted the ITD’s attachment of our bank accounts. As part of the interim stay order, we have deposited 5 billion Indian rupees ($71 million at both the March 31, 2019 and December 31, 2018 exchange rates) representing 15% of the disputed tax amount related to the 2016 India Cash Remittance, with the ITD. These amounts are presented in "Other current assets" in our unaudited consolidated statements of financial position. In addition, in April 2018 the court placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($406 million at the March 31, 2019 exchange rate and $404 million at the December 31, 2018 exchange rate), which is the remainder of the disputed tax amount related to the 2016 India Cash Remittance. The affected time deposits are considered restricted assets and we have reported them in “Short-term investments” in our unaudited consolidated statements of financial position. As of March 31, 2019 and December 31, 2018, the restricted time deposits balance was $427 million and $423 million, respectively, including accumulated interest.

As of March 31, 2018, we classified $159 million of our cash balance as restricted cash due to events related to the ITD dispute.

Note 10 — Derivative Financial Instruments
In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. Derivatives may give rise to credit risks from the possible non-performance by counterparties. Credit risk is limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by entering into derivative transactions only with highly-rated financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to our foreign exchange forward contracts set forth in the below table are subject to master netting arrangements, such as the International Swaps and Derivatives Association ("ISDA"), with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to our foreign exchange forward contracts on a gross basis, with no offsets, in our unaudited consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to our foreign exchange forward contracts.
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

		March 31, 2019		December 31, 2018
Designation of Derivatives	Location on Statements of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$22	$—	$11	$—
	Other noncurrent assets	30	—	15	—
	Accrued expenses and other current liabilities	—	12	—	21
	Other noncurrent liabilities	—	1	—	9
	Total	52	13	26	30
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	3	—	1	—
	Accrued expenses and other current liabilities	—	4	—	4
	Total	3	4	1	4
Total		$55	$17	$27	$34

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2019, 2020 and the first quarter of 2021. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings in the same period the forecasted Indian rupee denominated payments are recorded in earnings. As of March 31, 2019, we estimate that $9 million, net of tax, of net gains related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized gains and losses included in the caption "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position, for such contracts were as follows:

	March 31, 2019	December 31, 2018
	(in millions)
2019	$1,130	$1,388
2020	965	780
2021	140	—
Total notional value of contracts outstanding	$2,235	$2,168
Net unrealized gains (losses) included in accumulated other comprehensive income (loss), net of taxes	$33	$(3)

Upon settlement or maturity of the cash flow hedge contracts, we record the related gains or losses, based on our designation at the commencement of the contract, with the related hedged Indian rupee denominated expense reported within the captions "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended March 31:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains and (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains and (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2019	2018		2019	2018
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$39	$(14)	Cost of revenues	$(3)	$30
			Selling, general and administrative expenses	(1)	5
			Total	$(4)	$35

The activity related to the change in net unrealized gains and losses on our cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders equity is presented in Note 12.

Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies, other than the functional currency of our foreign subsidiaries, primarily the Indian rupee, British pound and Euro. We entered into a series of foreign exchange forward contracts that are scheduled to mature in 2019. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

	March 31, 2019		December 31, 2018
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$410	$(1)	$507	$(3)

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three months ended March 31:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2019	2018
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(1)	$2

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 11 — Fair Value Measurements
We measure our cash equivalents, investments, contingent consideration liabilities and foreign exchange forward contracts at fair value. The authoritative guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.
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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$353	$—	$—	$353
Commercial paper	—	16	—	16
Total cash equivalents	353	16	—	369
Short-term investments:
Time deposits(1)	—	506	—	506
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	526	47	—	573
Corporate and other debt securities	—	371	—	371
Certificates of deposit and commercial paper	—	19	—	19
Asset-backed securities	—	341	—	341
Municipal debt securities	—	57	—	57
Total available-for-sale investment securities	526	835	—	1,361
Held-to-maturity investment securities:
Corporate and other debt securities	—	418	—	418
Commercial paper	—	410	—	410
Total short-term held-to-maturity investment securities	—	828	—	828
Total short-term investments(2)	526	2,169	—	2,695
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	6	—	6
Total long-term held-to-maturity investment securities	—	6	—	6
Total long-term investments(3)	—	6	—	6
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	25	—	25
Accrued expenses and other current liabilities	—	(16)	—	(16)
Other noncurrent assets	—	30	—	30
Other noncurrent liabilities	—	(1)	—	(1)
Total derivative financial instruments - foreign exchange forward contracts	—	38	—	38
Contingent consideration liabilities	—	—	(52)	(52)
Total	$879	$2,229	$(52)	$3,056

(1)	Includes $427 million in restricted time deposits. See Note 9.

(2)	Excludes an equity security invested in a mutual fund valued at $25 million based on the NAV of the fund.

(3)	Excludes equity and cost method investments of $73 million at March 31, 2019.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$103	$—	$—	$103
Bank deposits	—	32	—	32
Certificates of deposit and commercial paper	—	68	—	68
Total cash equivalents	103	100	—	203
Short-term investments:
Time deposits(1)	—	500	—	500
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	570	55	—	625
Corporate and other debt securities	—	416	—	416
Certificates of deposit and commercial paper	—	296	—	296
Asset-backed securities	—	334	—	334
Municipal debt securities	—	89	—	89
Total available-for-sale investment securities	570	1,190	—	1,760
Held-to-maturity investment securities:
Corporate and other debt securities	—	546	—	546
Commercial paper	—	518	—	518
Total short-term held-to-maturity investment securities	—	1,064	—	1,064
Total short-term investments(2)	570	2,754	—	3,324
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	6	—	6
Total long-term held-to-maturity investment securities	—	6	—	6
Total long-term investments(3)	—	6	—	6
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	12	—	12
Accrued expenses and other current liabilities	—	(25)	—	(25)
Other noncurrent assets	—	15	—	15
Other noncurrent liabilities	—	(9)	—	(9)
Total	$673	$2,853	$—	$3,526

(1)	Includes $423 million in restricted time deposits. See Note 9.

(2)	Excludes an equity security invested in a mutual fund valued at $25 million based on the NAV of the fund.

(3)	Excludes equity and cost method investments of $74 million at December 31, 2018.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, debt securities issued by supranational institutions, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of the time deposits approximated fair value as of March 31, 2019 and December 31, 2018.

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

We estimate the fair value of our contingent consideration liabilities associated with our acquisitions utilizing one or more significant inputs that are unobservable. We calculate the fair value of the contingent consideration liabilities based on the probability-weighted expected performance of the acquired entity against the target performance metric, discounted to present value when appropriate. Contingent consideration liabilities were immaterial as of December 31, 2018.

During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 12 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2019:

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(108)	$5	$(103)
Change in foreign currency translation adjustments	(3)	1	(2)
Ending balance	$(111)	$6	$(105)

Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(12)	$4	$(8)
Net unrealized gains arising during the period	9	(3)	6
Reclassification of net losses to Other, net	—	—	—
Net change	9	(3)	6
Ending balance	$(3)	$1	$(2)

Unrealized (losses) gains on cash flow hedges:
Beginning balance	$(4)	$1	$(3)
Unrealized gains arising during the period	39	(7)	32
Reclassifications of net losses to:
Cost of revenues	3	—	3
Selling, general and administrative expenses	1	—	1
Net change	43	(7)	36
Ending balance	$39	$(6)	$33

Accumulated other comprehensive income (loss):
Beginning balance	$(124)	$10	$(114)
Other comprehensive income (loss)	49	(9)	40
Ending balance	$(75)	$1	$(74)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2018:

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(38)	$—	$(38)
Change in foreign currency translation adjustments	41	(4)	37
Ending balance	$3	$(4)	$(1)

Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(11)	$4	$(7)
Cumulative effect of change in accounting principle (1)	—	(1)	(1)
Net unrealized (losses) arising during the period	(9)	1	(8)
Reclassification of net losses to Other, net	1	—	1
Net change	(8)	—	(8)
Ending balance	$(19)	$4	$(15)

Unrealized gains on cash flow hedges:
Beginning balance	$154	$(39)	$115
Unrealized (losses) arising during the period	(14)	5	(9)
Reclassifications of net (gains) to:
Cost of revenues	(30)	7	(23)
Selling, general and administrative expenses	(5)	1	(4)
Net change	(49)	13	(36)
Ending balance	$105	$(26)	$79

Accumulated other comprehensive income (loss):
Beginning balance	$105	$(35)	$70
Other comprehensive income (loss)	(16)	9	(7)
Ending balance	$89	$(26)	$63

(1)	Reflects the adoption of ASU 2018-02.

Note 13 — Commitments and Contingencies

We are involved in various claims and legal proceedings arising in the ordinary course of business. We accrue a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, we do not record a liability, but instead disclose the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. While we do not expect that the ultimate resolution of any existing claims and proceedings (other than the specific matters described below, if decided adversely), individually or in the aggregate, will have a material adverse effect on our financial position, an unfavorable outcome in some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

On February 28, 2019, a ruling of the Supreme Court of India interpreting certain statutory defined contribution obligations of employees and employers (the “India Defined Contribution Obligation”) altered historical understandings of such obligations, extending them to cover additional portions of the employee’s income. As a result, the contributions of our employees and the Company in future periods are required to be increased. We have accrued $117 million with respect to prior periods, assuming retroactive application of the Supreme Court’s ruling. There is significant uncertainty as to how the liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. Since the ruling, a variety of trade associations and industry groups have advocated to the Indian government, highlighting the harm to the information technology sector, other industries and job growth in India that would result from a retroactive application of the ruling. We anticipate the Indian government will review the matter and believe there is a substantial question as to whether the Indian government will apply the Supreme Court’s ruling on a retroactive basis. As such, the ultimate amount of our obligation may be materially different from the amount accrued.

In February 2019, we completed our previously disclosed internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in violation of the U.S. Foreign Corrupt Practices Act ("FCPA") and other applicable laws. We also announced a resolution of the previously disclosed investigations by the United States Department of Justice ("DOJ") and United States Securities and Exchange Commission ("SEC") into the matters that were the subject of our internal investigation. In connection with this resolution, in February 2019 we paid approximately $28 million to the DOJ and SEC, an amount consistent with our December 31, 2018 accrual for this matter. The DOJ also issued a declination letter, declining to take any additional action against the Company.

In 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. These complaints were consolidated into a single action and on April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of persons and entities who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Defendants filed a motion to dismiss the consolidated amended complaint on June 6, 2017. On August 8, 2018, the Court issued an order which granted the motion to dismiss in part, including dismissal of all claims against current officers of the Company, and denied them in part. On September 7, 2018, we filed a motion in the United States District Court for the District of New Jersey to certify the August 8, 2018 order for immediate appeal to the United States Court of Appeals for the Third Circuit pursuant to 28 U.S.C. § 1292(b). On October 18, 2018, the District Court issued an order granting our motion, and staying the action pending the outcome of our appeal petition to the Third Circuit. On October 29, 2018, we filed a petition for permission to appeal with the United States Court of Appeals for the Third Circuit. On March 6, 2019, the Third Circuit denied our petition without prejudice. In an order dated March 19, 2019, the District Court directed the lead plaintiffs to provide the defendants with a proposed amended complaint. On April 26, 2019, lead plaintiffs filed their second amended complaint and the defendants must file a motion to dismiss the complaint on or before June 10, 2019.

In 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our then current directors and certain of our current and former officers as defendants. These actions were consolidated in an order dated January 24, 2017. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On March 16, 2017, the parties filed a stipulation deferring all further proceedings pending a final, non-appealable ruling on the then anticipated motion to dismiss the consolidated putative securities class action. On April 26, 2017, in lieu of ordering the stipulation filed by the parties, the New Jersey Superior Court deferred further proceedings by dismissing the consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future.

In 2017, three additional putative shareholder derivative complaints alleging similar claims were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former directors and officers as defendants. These complaints asserted claims similar to those in the previously-filed putative shareholder derivative actions. In an order dated June 20, 2017, the United States District Court for the District of New Jersey consolidated these actions into a single action, appointed lead plaintiff and lead counsel, and stayed all further proceedings pending a final, non-appealable ruling on the motions to dismiss the consolidated putative securities class action. On October 30, 2018, lead plaintiff filed a consolidated verified derivative complaint.

On March 11, 2019, a seventh putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our current and former directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions.

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

We have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the matters that were the subject of our previously disclosed internal investigation, the DOJ and SEC investigations and the related litigation, we have received and expect to continue to receive requests under such indemnification agreements and our bylaws to provide funds for legal fees and other expenses. We have expensed such costs incurred through March 31, 2019.

We have maintained directors and officers insurance, from which a portion of the indemnification expenses and costs related to the putative securities class action complaints may be recoverable, and have recorded an insurance receivable of $6 million as of March 31, 2019. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification and expense advancement obligations described here.

See Note 9 for information relating to the ITD Dispute.
Many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s systems or our failure to meet our contractual obligations to our customers, including any breach involving a customer’s confidential information or sensitive data, or our obligations under applicable laws or regulations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will cover all types of claims, continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, financial position and cash flows for a particular period.

In the normal course of business and in conjunction with certain customer engagements, we have entered into contractual arrangements through which we may be obligated to indemnify customers or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims related to such matters as our breach of certain representations or covenants, our intellectual property infringement, our gross negligence or willful misconduct or certain other claims made against certain parties. Payments by us under any of these arrangements are generally conditioned on the customer making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine the maximum potential liability under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, we have not made payments under these indemnification agreements and therefore they have not had any impact on our operating results, financial position, or cash flows. However, if events arise requiring us to make payment for indemnification claims under our indemnification obligations in contracts we have entered, such payments could have a material adverse effect on our business, results of operations, financial position and cash flows for a particular period.

Note 14 — Segment Information
Our reportable segments are:

•	Financial Services, which consists of our banking and insurance operating segments;

•	Healthcare, which consists of our healthcare and life sciences operating segments;

•	Products and Resources, which consists of our retail and consumer goods; manufacturing, logistics, energy, and utilities; and travel and hospitality operating segments;

•	Communications, Media and Technology, which includes our communications and media operating segment and our technology operating segment.
Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve. Our chief operating decision maker evaluates the Company's performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating segments may affect revenues and operating expenses to differing degrees.

In 2019, we made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to charge to our business segments costs that are directly managed and controlled by them. Specifically, segment operating profit now includes certain benefit, immigration, recruitment and sales and field marketing costs, which were previously included in "unallocated costs." We have reported our 2019 segment operating profits using the new allocation methodology and have restated the 2018 results to conform to the new methodology. Additionally, we combined our energy and utilities operating segment with our manufacturing and logistics operating segment for our internal reporting. Our products and resources segment, which was previously comprised of four operating segments (retail and consumer goods; manufacturing and logistics; travel and hospitality; and energy and utilities) is now comprised of three operating segments (retail and consumer goods; manufacturing, logistics, energy and utilities; and travel and hospitality). This change reflects how this operating segment is currently managed and reported to chief operating decision makers but will not affect our reportable segment financial results.
Expenses included in segment operating profit consist principally of direct selling and delivery costs (including stock-based compensation expense) as well as a per employee charge for use of our global delivery centers and infrastructure. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, costs related to our realignment program, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated costs” and adjusted against our total income from operations. The incremental accrual related to the India Defined Contribution Obligation recorded in the first quarter of 2019 has also been excluded from segment operating profits and is included in "unallocated costs" in the table below. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.
For revenues by reportable segment and geographic area, please see Note 2.
Segment operating profits, before unallocated expenses, by reportable segment were as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Financial Services	$400	$440
Healthcare	337	337
Products and Resources	234	253
Communications, Media and Technology	174	158
Total segment operating profit	1,145	1,188
Less: unallocated costs	606	495
Income from operations	$539	$693

Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
	March 31, 2019	December 31, 2018
	(in millions)
Long-lived Assets: (1)
North America(2)	$420	$436
Europe	110	105
Rest of World (3)	784	853
Total	$1,314	$1,394

________________

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(2)	Substantially all relates to operations in the United States.

(3)	Substantially all of these long-lived assets relate to our operations in India.

Note 15— Subsequent Events

Dividend

On May 1, 2019, our Board of Directors approved the Company's declaration of a $0.20 per share dividend with a record date of May 22, 2019 and a payment date of May 31, 2019.

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
On April 1, 2019, Brian Humphries succeeded Francisco D'Souza as our Chief Executive Officer. Francisco D’Souza has agreed to serve as an advisor to the new Chief Executive Officer with the title of “Executive Vice Chairman” from April 1, 2019 through June 30, 2019. Thereafter, he will continue to serve as Vice Chairman of the Board of Directors.
Q1 2019 Financial Results
The following table sets forth a summary of our financial results for the three months ended March 31, 2019 and 2018:

			Increase / (Decrease)
	2019	2018	$	%
	(Dollars in millions, except per share data)
Revenues	$4,110	$3,912	$198	5.1
Income from operations	539	693	(154)	(22.2)
Net income	441	520	(79)	(15.2)
Diluted earnings per share	0.77	0.88	(0.11)	(12.5)
Other Financial Information[1]
Adjusted Income from Operations	$658	$694	$(36)	(5.2)
Adjusted Diluted Earnings Per Share ("EPS")	0.91	0.94	(0.03)	(3.2)

[1]
Adjusted Income From Operations and Adjusted Diluted EPS are not measurements of financial performance prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

During the quarter ended March 31, 2019, revenues increased by $198 million as compared to the quarter ended March 31, 2018, representing growth of 5.1%, or 6.8% on a constant currency basis ("CC")2. The following charts set forth revenues and revenue growth by business segment and geography for the three months ended March 31, 2018 and 2019.

Revenues by Segment
(dollars in millions)

$1,461
$1,436
$1,121
$1,165
$821
$914
$509
$595
2018
2019
2018
2019
2018
2019
2018
2019
Financial Services ▼1.7% / ▲0.2% CC
Healthcare ▲3.9% / ▲4.6% CC
Products and Resources ▲11.3% / ▲13.8% CC
Communications, Media and Technology ▲16.9% / ▲19.6% CC

Revenues by Geography
(dollars in millions)

$2,975
$3,123
$310
$329
$374
$405
$253
$253
2018
2019
2018
2019
2018
2019
2018
2019
North America ▲5.0% / ▲5.0% CC
United Kingdom ▲6.1% / ▲12.1% CC
Rest of Europe ▲8.3% / ▲16.2% CC
Rest of World 0.0% / ▲7.1% CC

•	Strong revenue growth in our Communications, Media and Technology and Products and Resources segments, with the growth being primarily generated from customers in our North America region;

•
Revenues in our Financial Services segment in the North America and Rest of World regions declined as certain banking customers continue to transition the support of some of their legacy systems and operations to offshore captives. However, demand among our banking customers for our transformation and digital services continues to increase;

•
Revenues in our Healthcare segment in our North America region were negatively impacted by the mergers within the healthcare industry, the establishment of an offshore captive by a large customer, and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government, partially offset by revenues from Bolder Healthcare Solutions ("Bolder"), which we acquired in the second quarter of 2018;

•	Expansion of our service offerings, including consulting and digital services, next-generation IT solutions and platform-based solutions; and

•	Continued expansion of the market for global delivery of technology and business process services.
Our operating margin and Adjusted Operating Margin2 decreased to 13.1% and 16.0%, respectively, for the quarter ended March 31, 2019 from 17.7% for the quarter ended March 31, 2018. The decreases in our GAAP operating margin and Adjusted Operating Margin2 were due to an increase in costs related to our delivery personnel (including employees and subcontractors) outpacing revenue growth. The margins were further impacted by higher costs incurred for strategic partners and other vendors in supporting the delivery of our digital operations, platform and infrastructure services and amortization expense due to recent acquisitions, partially offset by the depreciation of the Indian rupee (net of the impact of the settlement of our cash flow hedges). Our GAAP operating margin was additionally impacted by the $117 million incremental accrual related to the India Defined Contribution Obligation recorded in the first quarter of 2019 and described in "Other Matters" below.
In the first quarter of 2019, as part of our capital deployment plan, we returned $866 million to our stockholders through $750 million in share repurchases and $116 million in dividend payments.
Other Matters

On February 28, 2019, a ruling of the Supreme Court of India interpreting certain statutory defined contribution obligations of employees and employers (the “India Defined Contribution Obligation”) altered historical understandings of such obligations, extending them to cover additional portions of the employee’s income. As a result, the contributions of our employees and the Company in future periods are required to be increased. We have accrued $117 million with respect to prior periods, assuming retroactive application of the Supreme Court’s ruling. There is significant uncertainty as to how the liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. Since the ruling, a variety of trade associations and industry groups

[2]
Constant currency revenue growth and Adjusted Operating Margin are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

have advocated to the Indian government, highlighting the harm to the information technology sector, other industries and job growth in India that would result from a retroactive application of the ruling. We anticipate the Indian government will review the matter and believe there is a substantial question as to whether the Indian government will apply the Supreme Court’s ruling on a retroactive basis. As such, the ultimate amount of our obligation may be materially different from the amount accrued.
In February 2019, we completed our previously disclosed internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in violation of the U.S. Foreign Corrupt Practices Act ("FCPA") and other applicable laws. We also announced a resolution of the previously disclosed investigations by the U.S. Department of Justice (the "DOJ") and the U.S. Securities and Exchange Commission (the "SEC") into the matters that were the subject of our internal investigation. In connection with this resolution, in February 2019 we paid approximately $28 million to the DOJ and SEC, an amount consistent with our December 31, 2018 accrual for this matter.
As previously disclosed, we are involved in an ongoing dispute with the Indian Income Tax Department ("ITD") described in Note 9 to our unaudited consolidated financial statements. The dispute with the ITD is currently pending before the Madras High Court and no final decision has been reached.
2019 Business Considerations
During the remainder of 2019, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Demand from our customers for digital services and industry-specific changes driven by evolving digital technologies;

•	Our customers' dual mandate of simultaneously achieving cost savings while investing in transformation and innovation;

•	Discretionary spending by our customers may be negatively affected by international trade policies as well as other macroeconomic factors;

•	Customer demand may be impacted by uncertainty related to the potential economic and regulatory impacts of the 2016 United Kingdom referendum to exit the European Union;

•
Demand from certain banking customers may continue to be negatively affected by their ongoing efforts to optimize the cost of supporting their legacy systems and operations, including through insourcing, while we expect their demand for our transformation and digital services to continue to increase;

•	Demand from our healthcare customers may continue to be affected by uncertainty in the regulatory environment and industry-specific trends, including industry consolidation and convergence;

•
Demand among our technology customers may be affected by uncertainty in the regulatory environment while significant merger and acquisition activity continues to impact our customers in the communications and media industry;

•
Potential disruption of our operations related to our new CEO transition, including any disruption from the diversion of efforts of the executive management team and possible departures of senior personnel;

•	Uncertainty regarding regulatory changes, including potential regulatory changes with respect to immigration and taxes;

•	Costs related to the potential resolution of legal and regulatory matters discussed in Note 13 in our unaudited consolidated financial statements;

•	Volatility in foreign currency rates; and

•	Clarification, if any, by the Indian government as to the application of the Supreme Court's ruling related to the India Defined Contribution Obligation.
In response to this environment, we plan to:

•	Continue to invest in our digital capabilities across industries and geographies;

•	Continue to invest in our talent base, including through local hiring and re-skilling, and new service offerings, including digital technologies and new delivery models;

•	Partner with our existing customers to garner an increased portion of our customers’ overall spend by providing innovative solutions;

•	Focus on growing our business in Europe, the Middle East, Asia Pacific and Latin America, where we believe there are opportunities to gain market share;

•
Pursue strategic acquisitions that we believe add new technologies, including digital technologies, or platforms that complement our existing services, improve our overall service delivery capabilities, or expand our geographic presence; and

•	Focus on operating discipline in order to appropriately manage our cost structure.

Business Segments
Our reportable segments are:

•	Financial Services, which consists of our banking and insurance operating segments;

•	Healthcare, which consists of our healthcare and life sciences operating segments;

•	Products and Resources, which consists of our retail and consumer goods; manufacturing, logistics, energy, and utilities; and travel and hospitality operating segments;

•	Communications, Media and Technology, which includes our communications and media operating segment and our technology operating segment.
We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, the services we provide to our larger customers are often critical to the operations of such customers, and we believe that a termination of our services would in many instances require an extended transition period with gradually declining revenues.

In 2019, we made changes to the internal measurement of segment operating profits. See Note 14 to our unaudited consolidated financial statements for additional information relating to this change and on our business segments.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31:

		% of		% of	Increase / Decrease
	2019	Revenues	2018	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$4,110	100.0	$3,912	100.0	$198	5.1
Cost of revenues(1)	2,575	62.7	2,401	61.4	174	7.2
Selling, general and administrative expenses(1)	873	21.2	711	18.2	162	22.8
Depreciation and amortization expense	123	3.0	107	2.7	16	15.0
Income from operations	539	13.1	693	17.7	(154)	(22.2)
Other income (expense), net	44		4		40	1,000.0
Income before provision for income taxes	583	14.2	697	17.8	(114)	(16.4)
Provision for income taxes	(142)		(177)		35	(19.8)
Net income	$441	10.7	$520	13.3	$(79)	(15.2)
Diluted earnings per share	$0.77		$0.88		$(0.11)

Other Financial Information[3]
Adjusted Income from Operations and Adjusted Operating Margin	$658	16.0	$694	17.7	$(36)	(5.2)
Adjusted Diluted EPS	$0.91		$0.94		$(0.03)	(3.2)
_____________________

(1)	Exclusive of depreciation and amortization expense.
Revenues - Overall
During the quarter ended March 31, 2019, revenues increased by $198 million as compared to the quarter ended March 31, 2018, representing growth of 5.1%, or 6.8% on a constant currency basis3. Revenues from customers added since March 31, 2018 were $146 million.
Revenues from our top customers as a percentage of total revenues were as follows:

	Three Months Ended March 31,
	2019	2018
Top five customers	8.8%	9.0%
Top ten customers	15.7%	15.9%

[3]
Adjusted Income From Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the three months ended March 31:

	2019	2018	Increase/ (Decrease)
			$	%	CC %[4]
	(Dollars in millions)
Financial Services	$1,436	$1,461	$(25)	(1.7)	0.2%
Healthcare	1,165	1,121	44	3.9	4.6%
Products and Resources	914	821	93	11.3	13.8%
Communications, Media and Technology	595	509	86	16.9	19.6%
Total revenues	$4,110	$3,912	$198	5.1	6.8%
Financial Services
Revenues from our Financial Services segment declined 1.7%, but grew 0.2% on a constant currency basis4, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Revenues in this segment increased by $9 million among our insurance customers as compared to a decline of $34 million from our banking customers primarily in our North America and Rest of World regions. Revenues from customers added since March 31, 2018 were $19 million. Demand in this segment was driven by our customers' focus on cost optimization in the face of profitability pressures, the need to be compliant with significant regulatory requirements and adaptable to regulatory change, and their adoption and integration of digital technologies that are reshaping our customers' business and operating models, including customer experience enhancement, robotic process automation and analytics and artificial intelligence. Demand from certain banking customers has been and may continue to be negatively affected as they transition the support of some of their legacy systems and operations to offshore captives, while demand for our transformation and digital services continues to increase.
Healthcare
Revenues from our Healthcare segment grew 3.9%, or 4.6% on a constant currency basis4, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Revenues in this segment increased by $54 million among our life science customers compared to a decline of $10 million from our healthcare customers. Revenues from our healthcare customers were negatively impacted by the mergers within the segment, the establishment of an offshore captive by a large customer, and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government, partially offset by revenues from Bolder, which we acquired in the second quarter of 2018. Revenues from customers added since March 31, 2018, including Bolder's customers, were $52 million. Demand in this segment was driven by emerging industry trends, including enhanced compliance, integrated health management, claims investigative services, as well as services that drive operational improvements in areas such as claims processing, enrollment, membership and billing, in addition to the adoption and integration of digital technologies, such as artificial intelligence, personalized care plans and predictive data analytics to improve patient outcomes. Demand from our healthcare customers may continue to be affected by uncertainty in the regulatory environment and industry-specific trends, including industry consolidation and convergence. We believe that in the long term the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs and the consumerization of healthcare.

_____________

[4]	Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Products and Resources
Revenues from our Products and Resources segment grew 11.3%, or 13.8% on a constant currency basis5, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Revenue growth was strongest among our retail and consumer goods customers and travel and hospitality customers, where revenue increased by $68 million. Revenues from our manufacturing, logistics, energy and utilities customers increased by $25 million. Revenues from customers added since March 31, 2018 were $44 million. Demand in this segment was driven by our customers’ focus on improving the efficiency of their operations, the enablement and integration of mobile platforms to support sales and other omni-channel commerce initiatives, and their adoption and integration of digital technologies, such as the application of intelligent systems to manage supply chain and enhance overall customer experiences.
Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 16.9%, or 19.6% on a constant currency basis5, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Growth was stronger among our technology customers where revenues increased $74 million as compared to an increase of $12 million for our communications and media customers. Revenues from customers added since March 31, 2018 were $31 million. Demand in this segment was driven by our customers’ need to manage their digital content, create differentiated user experiences, expand their range of services, including business process services, transition to agile development methodologies, enhance their network and adopt and integrate digital technologies, such as cloud enablement and interactive and connected products. Additionally, demand among our technology customers may be affected by uncertainty in the regulatory environment while significant merger and acquisition activity continues to impact our customers in the communications and media industry. A significant portion of the revenue growth within this segment was generated by a small number of customers and there can be no guarantee that the revenue generated by these customers will continue to grow at a similar pace.
Revenues - Geographic Markets
Revenues by geographic market were as follows for the three months ended March 31:

	2019	2018	Increase
			$	%	CC %[5]
	(Dollars in millions)
North America	$3,123	$2,975	$148	5.0	5.0
United Kingdom	329	310	19	6.1	12.1
Rest of Europe	405	374	31	8.3	16.2
Europe - Total	734	684	50	7.3	14.3
Rest of World	253	253	—	—	7.1
Total revenues	$4,110	$3,912	$198	5.1	6.8
North America continues to be our largest market, representing 76.0% of total revenues for the first quarter of 2019 and 74.7% of total revenue growth from the first quarter of 2018. Revenue growth from our North America customers was driven by our Communications, Media and Technology and Products and Resources segments. Revenue growth in our North America and Rest of World regions was negatively affected as certain customers in these regions transition the support of some of their legacy systems and operations to offshore captives, while demand for our transformation and digital services continues to increase. Revenues in our Healthcare segment in our North America region was negatively impacted by the mergers within the segment, the establishment of an offshore captive by a large customer, and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government, partially offset by revenues from Bolder. We believe that Europe, India, Middle East, Asia Pacific and Latin America regions represent long term growth opportunities.

_____________

[5]	Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. Our cost of revenues increased by 7.2% during the first quarter of 2019 as compared to the first quarter of 2018, increasing as a percentage of revenues to 62.7% in the first quarter of 2019 compared to 61.4% in the first quarter of 2018. The increase in cost of revenues, as a percentage of revenues, was due primarily to an increase in costs related to our delivery personnel (including employees and subcontractors) outpacing revenue growth and higher costs incurred for strategic partners and other vendors in supporting the delivery of our digital operations, platform and infrastructure services, partially offset by the depreciation of the Indian rupee (net of the impact of the settlement of our cash flow hedges).
Selling, General and Administrative Expenses and Depreciation and Amortization Expense
Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses increased by 22.8% during the first quarter of 2019 as compared to the first quarter of 2018, increasing as a percentage of revenues to 21.2% in the first quarter of 2019 as compared to 18.2% in the first quarter of 2018. The increase is primarily due to the incremental accrual related to the India Defined Contribution Obligation recorded in the first quarter of 2019, which represented 2.9% of revenues. The increase in depreciation and amortization expense to 3.0% of revenues in the first quarter of 2019 from 2.7% of revenues in the first quarter of 2018 was primarily driven by the amortization of intangible assets acquired in recent business combinations.
Income from Operations and Operating Margin - Overall
Our operating margin and Adjusted Operating Margin6 decreased to 13.1% and 16.0%, respectively, for the first quarter of 2019 from 17.7% in the first quarter of 2018. The decreases in our GAAP operating margin and Adjusted Operating Margin5 were due to an increase in costs related to our delivery personnel (including employees and subcontractors) outpacing revenue growth. The margins were further impacted by higher costs incurred for strategic partners and other vendors in supporting the delivery of our digital operations, platform and infrastructure services and amortization expense due to recent acquisitions, partially offset by the depreciation of the Indian rupee (net of the impact of the settlement of our cash flow hedges). Our GAAP operating margin was additionally impacted by the $117 million incremental accrual related to the India Defined Contribution Obligation recorded in the first quarter of 2019.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 164 basis points, or 1.64 percentage points, in the three months ended March 31, 2019. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 17 basis points or 0.17 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended March 31, 2019, the settlement of our cash flow hedges negatively impacted our operating margin by approximately 10 basis points or 0.10 percentage points as compared to a positive impact of approximately 89 basis points or 0.89 percentage points during the three months ended March 31, 2018.
We finished the first quarter of 2019 with approximately 285,800 employees, which is an increase of approximately 24,400 as compared to March 31, 2018. Annualized turnover, including both voluntary and involuntary, was approximately 18.8% for the three months ended March 31, 2019. Average annualized attrition rates on-site at customers are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff.

_______________

[6]
Adjusted Operating Margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Segment Operating Profit

Segment operating profits were as follows for the three months ended March 31:

	2019	Operating Margin %	2018	Operating Margin %	Increase / (Decrease)
	(Dollars in millions)
Financial Services	$400	27.3	$440	30.1	$(40)
Healthcare	337	28.3	337	30.1	—
Products and Resources	234	27.1	253	30.8	(19)
Communications, Media and Technology	174	31.0	158	31.0	16
Total segment operating profit	1,145	27.9	1,188	30.4	(43)
Less: unallocated costs	606		495		111
Income from operations	$539	13.1	$693	17.7	$(154)

In our Financial Services, Healthcare, and Products and Resources segments operating margins decreased as compensation, benefit and subcontractor costs outpaced revenue growth. Additionally, operating margins in Healthcare were negatively affected by mergers among several of our healthcare customers while bankruptcy filings by some of our Products and Resources customers negatively affected the profitability of that segment. In our Communications, Media and Technology segment, operating margins remained relatively flat. The increase in our unallocated costs was primarily due to the incremental accrual related to the India Defined Contribution Obligation recorded in the first quarter of 2019.
Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended March 31:

	2019	2018	Increase/ Decrease
	(in millions)
Foreign currency exchange gains (losses)	$3	$(33)	$36
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(1)	2	(3)
Foreign currency exchange gains (losses), net	2	(31)	33
Interest income	48	41	7
Interest expense	(7)	(6)	(1)
Other, net	1	—	1
Total other income (expense), net	$44	$4	$40
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets and liabilities in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on our foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Euro, Indian rupee, Canadian dollar, British pound and other non-U.S. dollar denominated net monetary assets and liabilities. As of March 31, 2019, the notional value of our undesignated hedges was $410 million. The increase in interest income of $7 million was primarily attributable to an increase in average invested balances and higher yields in 2019.
Provision for Income Taxes
The provision for income taxes decreased to $142 million during the three months ended March 31, 2019 from $177 million during the three months ended March 31, 2018. The effective income tax rate decreased to 24.4% for the three months ended March 31, 2019 compared to 25.4% for the three months ended March 31, 2018.
Net Income
Net income decreased to $441 million for the three months ended March 31, 2019 from $520 million for the three months ended March 31, 2018, representing 10.7% and 13.3% of revenues, respectively. The decrease in net income is primarily due to the $117 million incremental accrual related to the India Defined Contribution Obligation recorded in the first quarter of 2019.

Non-GAAP Financial Measures
Portions of our disclosure include non-GAAP financial measures. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of our non-GAAP financial measures to the corresponding GAAP measures, set forth below, should be carefully evaluated.
Our Adjusted Operating Margin and Adjusted Income From Operations exclude unusual items and our Adjusted Diluted EPS additionally excludes net non-operating foreign currency exchange gains or losses and the tax impact of all applicable adjustments. The income tax impact of each item is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Free cash flow is defined as cash flows from operating activities net of purchases of property and equipment. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.

We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into our operating results. For our internal management reporting and budgeting purposes, we use various GAAP and non-GAAP financial measures for financial and operational decision-making, to evaluate period-to-period comparisons, to determine portions of the compensation for our executive officers and for making comparisons of our operating results to those of our competitors. Therefore, it is our belief that the use of non-GAAP financial measures excluding certain costs provides a meaningful supplemental measure for investors to evaluate our financial performance. We believe that the presentation of our non-GAAP financial measures (Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS, free cash flow and constant currency revenue growth) along with reconciliations to the most comparable GAAP measure, as applicable, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP financial measures versus financial measures calculated in accordance with GAAP is that non-GAAP financial measures do not reflect all of the amounts associated with our operating results as determined in accordance with GAAP and may exclude costs that are recurring such as our net non-operating foreign currency exchange gains or losses. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of these non-GAAP financial measures as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from our non-GAAP financial measures to allow investors to evaluate such non-GAAP financial measures.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

	2019	% of Revenues	2018	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$539	13.1	$693	17.7
Realignment charges (1)	2	—	1	—
Incremental accrual related to the India Defined Contribution Obligation (2)	117	2.9	—	—
Adjusted Income from Operations and Adjusted Operating Margin	$658	16.0	$694	17.7

GAAP diluted EPS	$0.77		$0.88
Effect of above adjustments, pre-tax	0.20		—
Non-operating foreign currency exchange (gains) losses, pre-tax (3)	(0.01)		0.06
Tax effect of above adjustments (4)	(0.05)		—
Adjusted Diluted EPS	$0.91		$0.94

Net cash provided by operating activities	$269		$388
Purchases of property and equipment	(106)		(96)
Free cash flow	$163		$292
_____________________

(1)
During the three months ended March 31, 2019, we incurred $2 million in costs associated with our CEO transition and the departure of our President. Realignment charges may also include employee separation costs, lease termination costs and costs related to the development of our realignment, as applicable. The total costs related to the realignment are reported in "Selling, general and administrative expenses" in our unaudited consolidated statements of operations. See Note 4 to our unaudited consolidated financial statements for additional information.

(2)
During the three months ended March 31, 2019, we recorded an accrual of $117 million related to the India Defined Contribution Obligation. This accrual is reported in "Selling, general and administrative expenses" in our unaudited consolidated statement of operations. See Note 13 to our unaudited consolidated financial statements for additional information.

(3)
Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

(4)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$—	$—
Incremental accrual related to the India Defined Contribution Obligation	31	—
Foreign currency exchange gains and losses	1	(1)
The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

Liquidity and Capital Resources

Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of March 31, 2019, we had cash, cash equivalents and short-term investments of $3,668 million, of which $427 million was restricted and not available for use as a result of our ongoing dispute with the ITD as described in Note 9 of our unaudited consolidated financial statements. Additionally, as of March 31, 2019, we had available capacity under our revolving credit facility of approximately $1,750 million.

The following table provides a summary of our cash flows for the three months ended March 31:

	2019	2018	Increase / Decrease
	(in millions)
Net cash provided by (used in):
Operating activities	$269	$388	$(119)
Investing activities	356	(227)	583
Financing activities	(839)	(488)	(351)

Operating activities
The decrease in cash generated from operating activities for the three months ended March 31, 2019 compared to the same period in 2018 was primarily attributable to the timing of estimated tax payments and the payment to the DOJ and SEC in connection with the FCPA matter in 2019.
We monitor turnover, aging and the collection of accounts receivable by customer. Our days sales outstanding ("DSO") calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. Our DSO was 78 days as of March 31, 2019, 75 days as of both December 31, 2018 and March 31, 2018.

Investing activities
Net cash provided by investing activities for the three months ended March 31, 2019 was driven by net sales of investments partially offset by payments for acquisitions. Net cash used in investing activities for the three months ended March 31, 2018 was driven by net purchases of investments.

Financing activities
The increase in cash used in financing activities for the three months ended March 31, 2019 was primarily attributable to higher repurchases of common stock in 2019, including our $600 million accelerated stock repurchase agreement, compared to the same period in 2018. Additionally, during the three months ended March 31, 2018 we had net repayments under the revolving credit facility.

In 2018, we completed a debt refinancing in which we entered into a credit agreement with a commercial bank syndicate (the "Credit Agreement") providing for a $750 million unsecured term loan (the "Term Loan") and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan beginning in December 2019.
The Credit Agreement requires interest to be paid, at our option, at either the ABR or the Eurocurrency Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Eurocurrency Rate loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Eurocurrency Rate loans may range from 0.75% to 1.125%, depending on our public debt ratings (or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement).
The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50 to 1.00, or for a period of up to four quarters following certain material acquisitions, 3.75 to 1.00. We were in compliance with all debt covenants and representations of the Credit Agreement as of March 31, 2019. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2019 and through the date of this filing.
During the three months ended March 31, 2019, we returned $866 million to our stockholders through $750 million in share repurchases and $116 million in dividend payments as part of our capital return plan. We review our capital return plan on an on-going basis, considering our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.

Other Liquidity and Capital Resources Information
We seek to ensure that our worldwide cash is available in the locations in which it is needed. As part of our ongoing liquidity assessments, we regularly monitor the mix of our domestic and international cash flows and cash balances. As of March 31, 2019, the amount of our cash, cash equivalents and short-term investments held outside the United States was $2,159 million, of which $1,737 million was in India. As further described in Note 9 of our unaudited consolidated financial statements, certain short-term investment balances in India totaling $427 million as of March 31, 2019, were restricted in connection with our dispute with the ITD with respect to our 2016 India Cash Remittance. The affected balances may continue to remain restricted and unavailable for our use while the dispute is ongoing.

We evaluate on an ongoing basis what portion of the non-U.S. cash, cash equivalents and short-term investments held outside India is needed locally to execute our strategic plans and what amount is available for repatriation back to the United States. We consider our earnings in India to be indefinitely reinvested, which is consistent with our ongoing strategy to expand our Indian operations, including through infrastructure investments. However, future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws, that may lead us to repatriate the undistributed Indian earnings. As of March 31, 2019, the amount of unrepatriated Indian earnings was approximately $4,872 million. If all of our accumulated unrepatriated Indian earnings were to be repatriated, based on our current interpretation of India tax law, we estimate that we would incur an additional income tax expense of approximately $1,023 million. This estimate is subject to change based on tax legislation developments in India and other jurisdictions as well as judicial and interpretive developments of applicable tax laws.
We expect our operating cash flow, cash and investment balances (excluding the $427 million of India restricted assets described in Note 9), together with our available capacity under our revolving credit facility to be sufficient to meet our operating requirements, in India and globally, for the next twelve months. Our ability to expand and grow our business in accordance with current plans, make acquisitions and form joint ventures, meet our long-term capital requirements beyond a twelve-month period and execute our capital deployment plan will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to pay for acquisitions and joint ventures with capital stock and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

Commitments and Contingencies

See Note 13 to our unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the three months ended March 31, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates.

The most significant estimates relate to the recognition of revenue and profits, including the application of the cost to cost method of measuring progress to completion for certain fixed-price contracts, income taxes, business combinations, valuation of goodwill and other long-lived assets and contingencies. We base our estimates on historical experience, current trends and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited consolidated financial statements. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the aforementioned critical accounting estimates and policies during the quarter.

Recently Adopted and New Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements.

Forward Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believe,” “expect,” “may,” “could,” “would,” “plan,” “intend,” “estimate,” “predict,” “potential,” “continue,” “should” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues or operating margins, earnings, capital expenditures, anticipated effective tax rates and tax expense, liquidity, access to capital, capital deployment plan, investment strategies, cost management, realignment program, plans and objectives, including those related to our digital practice areas, investment in our business, potential acquisitions, industry trends, customer behaviors and trends, the outcome of regulatory and litigation matters, the incremental accrual related to the India Defined Contribution Obligation and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:

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

•	potential exposure to litigation and legal claims in the conduct of our business;

•	potential significant expense that would occur if we change our intent not to repatriate Indian accumulated undistributed earnings; and

•	The factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 19, 2019.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 to our unaudited consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 19, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our stock repurchase program, as approved by our Board of Directors, allows for the repurchase of up to $5.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act or in private transactions, including through accelerated stock repurchase ("ASR") agreements entered into with financial institutions, in accordance with applicable federal securities laws through December 31, 2020. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.
During the three months ended March 31, 2019, we repurchased $750 million of our Class A common stock under our stock repurchase program. The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2019 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2019 - January 31, 2019
Open market purchases	2,332,731	$64.29	2,332,731	$2,375
February 1, 2019 - February 28, 2019
Open market purchases	—	—	—	2,375
March 1, 2019 - March 31, 2019
Open market purchases	—	—	—
March 2019 ASR	7,136,860	(a)	7,136,860	1,775
Total	9,469,591	(b)	9,469,591

(a)
In March 2019, we entered into ASR agreements with financial institutions to purchase $600 million of our Class A common stock (the "March 2019 ASR"). During the three months ended March 31, 2019, the financial institutions delivered 7.1 million shares, a portion of the Company's total expected shares to be repurchased under the March 2019 ASR. The total number of shares ultimately delivered and therefore the average price paid per share, will be determined at the end of the purchase period, which is scheduled to end during the third quarter of 2019, based on the volume-weighted average price of our common stock during that period.

(b)	The total average price paid per share cannot be calculated due to the unavailability of the average price per share for the March 2019 ASR.
During the three months ended March 31, 2019, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended March 31, 2019, such repurchases totaled 0.3 million shares at an aggregate cost of $21 million.

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	May 3, 2019	By:	/s/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2019	By:	/s/ KAREN MCLOUGHLIN
Karen McLoughlin,
Chief Financial Officer
(Principal Financial Officer)