Form 10-Q
period 2019-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2019-08-01
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2019
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 26, 2019:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	552,291,064

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,660	$1,161
Short-term investments	1,343	3,350
Trade accounts receivable, net of allowances of $100 and $78, respectively	3,386	3,257
Other current assets	817	909
Total current assets	7,206	8,677
Property and equipment, net	1,337	1,394
Operating lease assets, net	847	—
Goodwill	3,651	3,481
Intangible assets, net	1,161	1,150
Deferred income tax assets, net	468	442
Long-term investments	80	80
Other noncurrent assets	767	689
Total assets	$15,517	$15,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$254	$215
Deferred revenue	285	286
Short-term debt	28	9
Operating lease liabilities	201	—
Accrued expenses and other current liabilities	2,056	2,267
Total current liabilities	2,824	2,777
Deferred revenue, noncurrent	63	62
Operating lease liabilities, noncurrent	679	—
Deferred income tax liabilities, net	44	183
Long-term debt	718	736
Long-term income taxes payable	471	478
Other noncurrent liabilities	161	253
Total liabilities	4,960	4,489
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 552 and 577 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	38	47
Retained earnings	10,583	11,485
Accumulated other comprehensive income (loss)	(70)	(114)
Total stockholders’ equity	10,557	11,424
Total liabilities and stockholders’ equity	$15,517	$15,913
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$4,141	$4,006	$8,251	$7,918
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,629	2,417	5,204	4,818
Selling, general and administrative expenses	768	805	1,641	1,516
Depreciation and amortization expense	125	114	248	221
Income from operations	619	670	1,158	1,363
Other income (expense), net:
Interest income	45	40	93	81
Interest expense	(6)	(7)	(13)	(13)
Foreign currency exchange gains (losses), net	16	(80)	18	(111)
Other, net	2	—	3	—
Total other income (expense), net	57	(47)	101	(43)
Income before provision for income taxes	676	623	1,259	1,320
Provision for income taxes	(167)	(168)	(309)	(345)
Income from equity method investments	—	1	—	1
Net income	$509	$456	$950	$976
Basic earnings per share	$0.90	$0.78	$1.67	$1.67
Diluted earnings per share	$0.90	$0.78	$1.67	$1.66
Weighted average number of common shares outstanding - Basic	564	585	569	586
Dilutive effect of shares issuable under stock-based compensation plans	—	1	1	1
Weighted average number of common shares outstanding - Diluted	564	586	570	587
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$509	$456	$950	$976
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9)	(71)	(11)	(34)
Change in unrealized gains and losses on cash flow hedges	11	(87)	47	(123)
Change in unrealized gains and losses on available-for-sale securities	2	1	8	(6)
Other comprehensive income (loss)	4	(157)	44	(163)
Comprehensive income	$513	$299	$994	$813
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2018	577	$6	$47	$11,485	$(114)	$11,424
Cumulative effect of changes in accounting principle(1)	—	—	—	2	—	2
Net income	—	—	—	441	—	441
Other comprehensive income (loss)	—	—	—	—	40	40
Common stock issued, stock-based compensation plans	2	—	50	—	—	50
Stock-based compensation expense	—	—	66	—	—	66
Repurchases of common stock	(10)	—	(99)	(672)	—	(771)
Dividends declared, $0.20 per share	—	—	—	(116)	—	(116)
Balance, March 31, 2019	569	6	64	11,140	(74)	11,136
Net income	—	—	—	509	—	509
Other comprehensive income (loss)	—	—	—	—	4	4
Common stock issued, stock-based compensation plans	2	—	40	—	—	40
Stock-based compensation expense	—	—	54	—	—	54
Repurchases of common stock	(19)	—	(120)	(952)	—	(1,072)
Dividends declared, $0.20 per share	—	—	—	(114)	—	(114)
Balance, June 30, 2019	552	$6	$38	$10,583	$(70)	$10,557

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2017	588	$6	$49	$10,544	$70	$10,669
Cumulative effect of changes in accounting principle(2)	—	—	—	122	(1)	121
Net income	—	—	—	520	—	520
Other comprehensive income (loss)	—	—	—	—	(6)	(6)
Common stock issued, stock-based compensation plans	2	—	60	—	—	60
Stock-based compensation expense	—	—	59	—	—	59
Repurchases of common stock	(4)	—	(105)	(211)	—	(316)
Dividends declared, $0.20 per share	—	—	—	(119)	—	(119)
Balance, March 31, 2018	586	6	63	10,856	63	10,988
Net income	—	—	—	456	—	456
Other comprehensive income (loss)	—	—	—	—	(157)	(157)
Common stock issued, stock-based compensation plans	2	—	42	—	—	42
Stock-based compensation expense	—	—	71			71
Repurchases of common stock	(8)	—	(121)	(512)		(633)
Dividends declared, $0.20 per share	—	—	—	(119)		(119)
Balance, June 30, 2018	580	$6	$55	$10,681	$(94)	$10,648

(1)	Reflects the adoption of the Accounting Standards Codification ("ASC") Topic 842 "Leases" (the "New Lease Standard") as described in Note 6.

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

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$950	$976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	240
Provision for doubtful accounts	22	4
Deferred income taxes	(180)	51
Stock-based compensation expense	120	130
Other	(48)	100
Changes in assets and liabilities:
Trade accounts receivable	(129)	(330)
Other current and noncurrent assets	51	137
Accounts payable	2	(3)
Deferred revenues, current and noncurrent	(2)	(47)
Other current and noncurrent liabilities	(208)	(230)
Net cash provided by operating activities	844	1,028
Cash flows from investing activities:
Purchases of property and equipment	(202)	(187)
Purchases of available-for-sale investment securities	(333)	(806)
Proceeds from maturity or sale of available-for-sale investment securities	2,107	906
Purchases of held-to-maturity investment securities	(406)	(519)
Proceeds from maturity of held-to-maturity investment securities	691	386
Purchases of other investments	(310)	(318)
Proceeds from maturity or sale of other investments	308	205
Payments for business combinations, net of cash acquired	(232)	(478)
Net cash provided by (used in) investing activities	1,623	(811)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	90	102
Repurchases of common stock	(1,825)	(949)
Repayment of term loan borrowings and finance lease and earnout obligations	(9)	(64)
Net change in notes outstanding under the revolving credit facility	—	(75)
Dividends paid	(232)	(236)
Net cash (used in) financing activities	(1,976)	(1,222)
Effect of exchange rate changes on cash and cash equivalents	8	(19)
Increase (decrease) in cash and cash equivalents	499	(1,024)
Cash and cash equivalents, beginning of year	1,161	1,925
Cash and cash equivalents, end of period	$1,660	$901
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

The adoption of this update did not have an impact on our consolidated financial statements.
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
The adoption of this update did not have an impact on our consolidated financial statements.

Note 2 — Revenues

Disaggregation of Revenues

The tables below present disaggregated revenues from contracts with customers by customer location, service line and contract-type for each of our business segments. We believe this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. Revenues are attributed to regions based upon customer location. Substantially all of the revenue in our North America region relates to operations in the United States.
We have defined our Financial Services, Healthcare, Products and Resources and Communications, Media and Technology segments as ("FS"), ("HC"), ("P&R"), and ("CMT"), respectively, in our disaggregation of revenues tables.

	Three Months Ended June 30, 2019					Six Months Ended June 30, 2019

	FS	HC	P&R	CMT	Total	FS	HC	P&R	CMT	Total
	(in millions)
Revenues
Geography:
North America	$1,035	$1,006	$658	$440	$3,139	$2,053	$2,048	$1,299	$862	$6,262
United Kingdom	119	29	97	77	322	248	54	191	158	651
Continental Europe	194	80	110	43	427	356	162	225	89	832
Europe - Total	313	109	207	120	749	604	216	416	247	1,483
Rest of World	125	19	62	47	253	252	35	126	93	506
Total	$1,473	$1,134	$927	$607	$4,141	$2,909	$2,299	$1,841	$1,202	$8,251

Service line:
Consulting and technology services	$947	$613	$561	$320	$2,441	$1,860	$1,251	$1,113	$626	$4,850
Outsourcing services	526	521	366	287	1,700	1,049	1,048	728	576	3,401
Total	$1,473	$1,134	$927	$607	$4,141	$2,909	$2,299	$1,841	$1,202	$8,251

Type of contract:
Time and materials	$920	$442	$401	$379	$2,142	$1,839	$900	$801	$754	$4,294
Fixed-price	477	382	424	197	1,480	941	782	838	387	2,948
Transaction or volume-based	76	310	102	31	519	129	617	202	61	1,009
Total	$1,473	$1,134	$927	$607	$4,141	$2,909	$2,299	$1,841	$1,202	$8,251

	Three Months Ended June 30, 2018					Six Months Ended June 30, 2018

	FS	HC	P&R	CMT	Total	FS	HC	P&R	CMT	Total
	(in millions)
Revenues
Geography:
North America	$1,056	$1,060	$585	$366	$3,067	$2,100	$2,083	$1,157	$702	$6,042
United Kingdom	114	22	89	84	309	230	45	176	168	619
Continental Europe	165	61	109	46	381	327	122	218	88	755
Europe - Total	279	83	198	130	690	557	167	394	256	1,374
Rest of World	134	13	57	45	249	273	27	110	92	502
Total	$1,469	$1,156	$840	$541	$4,006	$2,930	$2,277	$1,661	$1,050	$7,918

Service line:
Consulting and technology services	$885	$613	$499	$289	$2,286	$1,756	$1,251	$980	$567	$4,554
Outsourcing services	584	543	341	252	1,720	1,174	1,026	681	483	3,364
Total	$1,469	$1,156	$840	$541	$4,006	$2,930	$2,277	$1,661	$1,050	$7,918

Type of contract:
Time and materials	$953	$452	$379	$335	$2,119	$1,888	$900	$748	$641	$4,177
Fixed-price	460	443	367	179	1,449	931	954	728	358	2,971
Transaction or volume-based	56	261	94	27	438	111	423	185	51	770
Total	$1,469	$1,156	$840	$541	$4,006	$2,930	$2,277	$1,661	$1,050	$7,918

Costs to Fulfill

The following table presents information related to the capitalized costs to fulfill, such as set-up or transition activities, for the six months ended June 30, 2019. Costs to fulfill are recorded in "Other noncurrent assets" in our unaudited consolidated statements of financial position and the amortization expense of costs to fulfill is included in "Cost of revenues" in our unaudited consolidated statement of operations. Costs to obtain contracts were immaterial for the period disclosed.

Costs to Fulfill
(in millions)
Balance - December 31, 2018	$400
Amortization expense	(38)
Costs capitalized	92
Balance - June 30, 2019	$454

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

Contract Assets
(in millions)
Balance - December 31, 2018	$305
Revenues recognized during the period but not billed	295
Amounts reclassified to accounts receivable	(250)
Balance - June 30, 2019	$350

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize the revenues. The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the period disclosed:

Deferred Revenue
(in millions)
Balance - December 31, 2018	$348
Amounts billed but not recognized as revenues	203
Revenues recognized related to the opening balance of deferred revenue	(203)
Balance - June 30, 2019	$348

Revenues recognized during the three and six months ended June 30, 2019 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of June 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, was $1,994 million of which approximately 71% is expected to be recognized as revenue within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:

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

Note 3 — Business Combinations

Each of the acquisitions completed during the six months ended June 30, 2019 was not individually material to our operations or cash flow. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to tangible and intangible assets and liabilities, including non-deductible goodwill, based on their estimated fair values. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an amortizable intangible asset.

During the six months ended June 30, 2019, we completed three business combinations for total consideration of approximately $293 million, inclusive of contingent consideration. These acquisitions were Meritsoft, a financial software company based in Ireland, Mustache, a creative content agency specializing in creating original and branded content for digital, broadcast and social mediums based in the U.S. and Samlink, a developer of services and solutions for the financial sector based in Finland.

The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

	Six Months Ended June 30, 2019
	Fair Value	Weighted Average Useful Life
	(in millions)
Cash	$29
Current assets	29
Property, plant and equipment and other noncurrent assets	4
Non-deductible goodwill	167
Customer relationship intangible assets	65	9.7 years
Other intangible assets	37	6.5 years
Current liabilities	(23)
Noncurrent liabilities	(15)
Purchase price	$293

The allocation is preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

Note 4 — Realignment Charges
Our realignment program is focused on improving our customer focus, our cost structure and the efficiency and effectiveness of our delivery while continuing to drive revenue growth. As part of the realignment program, during the six months ended June 30, 2019, we incurred costs associated with our CEO transition and the departure of our President ("Executive Transition Costs"), employee separation costs and third party realignment costs. Our third party realignment costs include professional fees related to the development of our realignment program in 2019 and facility exit costs in 2018. The total costs related to the realignment are reported in "Selling, general and administrative expenses" in our unaudited consolidated statements of operations. We do not allocate realignment charges to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs”. See Note 15.
Realignment charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Executive Transition Costs	$20	$—	$22	$—
Employee separation costs	27	—	27	—
Third party realignment costs	2	—	2	1
Total realignment costs	$49	$—	$51	$1

As of June 30, 2019, we have $27 million of accrued realignment costs included in "Accrued expenses and other current liabilities" in our unaudited consolidated statements of financial position. Accrued realignment costs as of December 31, 2018 were immaterial.

Note 5 — Investments
Our investments were as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Short-term investments:
Equity investment securities	$26	$25
Available-for-sale investment securities	—	1,760
Held-to-maturity investment securities	810	1,065
Time deposits (1)	507	500
Total short-term investments	$1,343	$3,350

Long-term investments:
Equity and cost method investments	$74	$74
Held-to-maturity investment securities	6	6
Total long-term investments	$80	$80

(1)	Includes $429 million and $423 million in restricted time deposits as of June 30, 2019 and December 31, 2018, respectively. See Note 9.

Equity Investment Securities

Our equity investment securities consist of a U.S. dollar denominated investment in a fixed income mutual fund. For the three and six months ended June 30, 2019 and 2018, realized and unrealized gains and losses were immaterial. The value of the fixed income mutual fund is based on the net asset value ("NAV") of the fund, with appropriate consideration of the liquidity and any restrictions on disposition of our investment in the fund.

Available-for-Sale Investment Securities

2019

During the three months ended June 30, 2019, all of our available-for-sale investment securities either matured or were sold. Thus, as of June 30, 2019, there were no available-for-sale investment securities in our unaudited statement of financial position.

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in millions)
Proceeds from sales of available-for-sale investment securities	$1,398	$1,712

Gross gains	$5	$6
Gross losses	(4)	(5)
Net realized gains on sales of available-for-sale investment securities	$1	$1

2018

Our 2018 available-for-sale investment securities consisted of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions, and asset-backed securities, including securities backed by auto loans, credit card receivables, and other receivables.

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

The unrealized losses for the above securities as of December 31, 2018 were primarily attributable to changes in interest rates. The gross unrealized gains and losses in the above tables were recorded, net of tax, in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statement of financial position.

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in millions)
Proceeds from sales of available-for-sale investment securities	$434	$559

Gross gains	$—	$—
Gross losses	(1)	(2)
Net realized (losses) on sales of available-for-sale investment securities	$(1)	$(2)

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

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at June 30, 2019 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$257	$1	$—	$258
Commercial paper	553	—	—	553
Total short-term held-to-maturity investments	810	1	—	811
Long-term investments:
Corporate and other debt securities	6	—	—	6
Total held-to-maturity investment securities	$816	$1	$—	$817
The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at December 31, 2018 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$546	$—	$—	$546
Commercial paper	519	—	(1)	518
Total short-term held-to-maturity investments	1,065	—	(1)	1,064
Long-term investments:
Corporate and other debt securities	6	—	—	6
Total held-to-maturity investment securities	$1,071	$—	$(1)	$1,070

The fair value and related unrealized losses of held-to-maturity investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of June 30, 2019:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate and other debt securities	$—	$—	$6	$—	$6	$—
Commercial paper	279	—	—	—	279	—
Total	$279	$—	$6	$—	$285	$—

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

At each reporting date, the Company performs an evaluation of held-to-maturity securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of June 30, 2019.

The contractual maturities of our fixed income held-to-maturity investment securities as of June 30, 2019 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$810	$811
Due after one year and before two years	6	6
Total held-to-maturity investment securities	$816	$817

During the six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers of investments between our available-for-sale and held-to-maturity investment portfolios.

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
The following table provides information on the components of our operating and finance leases included in our unaudited consolidated statement of financial position:

Leases	Location on Statement of Financial Position	June 30, 2019
Assets		(in millions)
ROU operating lease assets	Operating lease assets, net	$847
ROU finance lease assets	Property and equipment, net	18
	Total	$865

Liabilities
Current
Operating lease	Operating lease liabilities	$201
Finance lease	Accrued expenses and other current liabilities	12
Noncurrent
Operating lease	Operating lease liabilities, noncurrent	679
Finance lease	Other noncurrent liabilities	16
	Total	$908

Our operating lease cost was $64 million and $127 million for the three and six months ended June 30, 2019, respectively, and included $5 million and $9 million, respectively, of variable lease cost. A portion of our real estate leases is subject to annual changes in the Consumer Price Index ("CPI"). The changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments was incurred. Other variable lease costs primarily relate to adjustments for common area maintenance, utilities and property tax. These variable costs are recognized in the period in which the obligation for those payments was incurred. Our short term lease rental expense was $4 million and $8 million for the three and six months ended June 30, 2019, respectively. Lease interest expense related to our finance leases for the three and six months ended June 30, 2019 was immaterial.
The following table provides information on the weighted average remaining lease term and weighted average discount rate for our operating leases:

Operating Lease Term and Discount Rate	June 30, 2019

Weighted average remaining lease term	5.9 years
Weighted-average discount rate	5.9%

The following table provides supplemental cash flow information related to our operating leases:

Six Months Ended June 30, 2019
(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$108
ROU assets obtained in exchange for operating lease liabilities	103

Cash paid for amounts included in the measurement of finance lease liabilities was immaterial for the three and six months ended June 30, 2019. Additionally, ROU assets obtained in exchange for finance lease liabilities was immaterial for the three and six months ended June 30, 2019.

The following table provides the schedule of maturities of our operating lease liabilities, under the New Lease Standard, as of June 30, 2019:

June 30, 2019
(in millions)
2019- remainder of year	$125
2020	230
2021	186
2022	142
2023	108
2024	70
Thereafter	187
Total lease payments	1,048
Interest	(168)
Total lease liabilities	$880

The following table provides the schedule of our future minimum payments on our operating leases, as of December 31, 2018, which were accounted for in accordance with our historic accounting policies.

December 31, 2018
(in millions)
2019	$226
2020	197
2021	157
2022	121
2023	90
Thereafter	197
Total lease payments	$988

As of June 30, 2019, we had $93 million of additional operating leases that had yet to commence and therefore are not included in our unaudited statement of financial position. These leases are primarily related to real estate and will commence in various months in 2019 and 2020 with lease terms of 1 year to 8 years.

Note 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Compensation and benefits	$1,063	$1,216
Customer volume and other incentives	357	323
Derivative financial instruments	15	25
FCPA Accrual(1)	—	28
Income taxes	108	162
Professional fees	109	110
Travel and entertainment	41	34
Other	363	369
Total accrued expenses and other current liabilities	$2,056	$2,267

(1)     Refer to Note 13.

Note 8 — Debt

In 2018, we completed a debt refinancing in which we entered into a credit agreement with a commercial bank syndicate (the "Credit Agreement") providing for a $750 million unsecured term loan (the "Term Loan") and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan beginning in December 2019. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations as of June 30, 2019.

Short-term Debt

As of June 30, 2019 and December 31, 2018, we had $28 million and $9 million, respectively, of short-term debt related to current maturities for our Term Loan. As of June 30, 2019, we had no notes outstanding under the revolving credit facility.
Long-term Debt

The following summarizes our long-term debt balances as of:

	June 30, 2019	December 31, 2018
	(in millions)
Term loan	$750	$750
Less:
Current maturities	(28)	(9)
Deferred financing costs	(4)	(5)
Long-term debt, net of current maturities	$718	$736

Note 9 — Income Taxes

We are involved in an ongoing dispute with the Indian Income Tax Department ("ITD") in connection with a previously disclosed 2016 share repurchase transaction undertaken by our principal operating subsidiary in India ("CTS India") to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $2.8 billion. As a result of that transaction, which was undertaken pursuant to a plan approved by the Madras High Court in Chennai, India, we previously paid $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, we received a communication from the ITD asserting that the ITD is owed an additional 33 billion Indian rupees ($479 million at the June 30, 2019 exchange rate) on the 2016 transaction. Immediately thereafter, the ITD placed an attachment on certain of our India bank accounts. In addition to the dispute on the 2016 transaction, we are also involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes are collectively referred to as the "ITD Dispute").

In April 2018, the Madras High Court admitted our writ petition for a stay of the actions of the ITD and lifted the ITD’s attachment on our bank accounts. As part of the interim stay order, we deposited 5 billion Indian rupees ($72 million at the June 30, 2019 exchange rate and $71 million at the December 31, 2018 exchange rate) representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. These amounts are presented in "Other current assets" in our unaudited consolidated statements of financial position. In addition, the Court also placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($407 million at the June 30, 2019 exchange rate and $404 million at the December 31, 2018 exchange rate), which is the remainder of the disputed tax amount related to the 2016 transaction. The affected time deposits are considered restricted assets and we have reported them in “Short-term investments” in our unaudited consolidated statements of financial position. As of June 30, 2019 and December 31, 2018, the restricted time deposits balance was $429 million and $423 million, respectively, including accumulated interest.

In June 2019, the Court dismissed our previously admitted writ petitions on the ITD Dispute, holding that the company must exhaust other remedies, such as pursuing the matter before other appellate bodies, for resolution of the ITD Dispute prior to intervention by the Madras High Court. The Court did not issue a ruling on the substantive issue of whether we owe additional tax as a result of either the 2016 or the 2013 transaction. In July 2019, we appealed the Court’s orders before the Division Bench of the Madras High Court (the “Division Bench”). The Division Bench has scheduled a hearing on the appeal in August, 2019 and has instructed the ITD to maintain status quo until the next hearing.

We believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions. Accordingly, we have not recorded any reserves for these matters as of June 30, 2019.

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

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

		June 30, 2019		December 31, 2018
Designation of Derivatives	Location on Statements of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$32	$—	$11	$—
	Other noncurrent assets	28	—	15	—
	Accrued expenses and other current liabilities	—	6	—	21
	Other noncurrent liabilities	—	—	—	9
	Total	60	6	26	30
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	3	—	1	—
	Accrued expenses and other current liabilities	—	9	—	4
	Total	3	9	1	4
Total		$63	$15	$27	$34

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during the remainder of 2019, 2020 and the first half of 2021. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings in the same period the forecasted Indian rupee denominated payments are recorded in earnings. As of June 30, 2019, we estimate that $21 million, net of tax, of net gains related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized gains and losses included in the caption "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position, for such contracts were as follows:

	June 30, 2019	December 31, 2018
	(in millions)
2019	$800	$1,388
2020	1,145	780
2021	358	—
Total notional value of contracts outstanding	$2,303	$2,168
Net unrealized gains (losses) included in accumulated other comprehensive income (loss), net of taxes	$44	$(3)

Upon settlement or maturity of the cash flow hedge contracts, we record the related gains or losses, based on our designation at the commencement of the contract, with the related hedged Indian rupee denominated expense reported within the captions "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations.

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended June 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains and (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains and (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2019	2018		2019	2018
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$19	$(91)	Cost of revenues	$3	$18
			Selling, general and administrative expenses	1	3
			Total	$4	$21

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the six months ended June 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains and (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains and (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2019	2018		2019	2018
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$58	$(105)	Cost of revenues	$—	$48
			Selling, general and administrative expenses	—	8
			Total	$—	$56

The activity related to the change in net unrealized gains and losses on our cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders equity is presented in Note 12.

Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies, other than the functional currency of our foreign subsidiaries, primarily the Euro, British pound and Indian rupee. We entered into a series of foreign exchange forward contracts that are scheduled to mature in 2019. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

	June 30, 2019		December 31, 2018
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$577	$(6)	$507	$(3)

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and six months ended June 30:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(4)	$18	$(5)	$20

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$690	$—	$—	$690
Bank deposits	—	167	—	167
Total cash equivalents	690	167	—	857
Short-term investments:
Time deposits(1)	—	507	—	507
Held-to-maturity investment securities:
Corporate and other debt securities	—	258	—	258
Commercial paper	—	553	—	553
Total short-term held-to-maturity investment securities	—	811	—	811
Total short-term investments(2)	—	1,318	—	1,318
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	6	—	6
Total long-term held-to-maturity investment securities	—	6	—	6
Total long-term investments(3)	—	6	—	6
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	35	—	35
Accrued expenses and other current liabilities	—	(15)	—	(15)
Other noncurrent assets	—	28	—	28
Total derivative financial instruments - foreign exchange forward contracts	—	48	—	48
Contingent consideration liabilities	—	—	(38)	(38)
Total	$690	$1,539	$(38)	$2,191

(1)	Includes $429 million in restricted time deposits. See Note 9.

(2)	Excludes an equity security invested in a mutual fund valued at $26 million based on the NAV of the fund.

(3)	Excludes equity and cost method investments of $74 million.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$103	$—	$—	$103
Bank deposits	—	32	—	32
Certificates of deposit and commercial paper	—	68	—	68
Total cash equivalents	103	100	—	203
Short-term investments:
Time deposits(1)	—	500	—	500
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	570	55	—	625
Corporate and other debt securities	—	416	—	416
Certificates of deposit and commercial paper	—	296	—	296
Asset-backed securities	—	334	—	334
Municipal debt securities	—	89	—	89
Total available-for-sale investment securities	570	1,190	—	1,760
Held-to-maturity investment securities:
Corporate and other debt securities	—	546	—	546
Commercial paper	—	518	—	518
Total short-term held-to-maturity investment securities	—	1,064	—	1,064
Total short-term investments(2)	570	2,754	—	3,324
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	6	—	6
Total long-term held-to-maturity investment securities	—	6	—	6
Total long-term investments(3)	—	6	—	6
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	12	—	12
Accrued expenses and other current liabilities	—	(25)	—	(25)
Other noncurrent assets	—	15	—	15
Other noncurrent liabilities	—	(9)	—	(9)
Total	$673	$2,853	$—	$3,526

(1)	Includes $423 million in restricted time deposits. See Note 9.

(2)	Excludes an equity security invested in a mutual fund valued at $25 million based on the NAV of the fund.

(3)	Excludes equity and cost method investments of $74 million.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, debt securities issued by supranational institutions, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of our time deposits approximated fair value as of June 30, 2019 and December 31, 2018.

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

During the six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 12 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2019:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(111)	$6	$(105)	$(108)	$5	$(103)
Change in foreign currency translation adjustments	(6)	(3)	(9)	(9)	(2)	(11)
Ending balance	$(117)	$3	$(114)	$(117)	$3	$(114)

Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(3)	$1	$(2)	$(12)	$4	$(8)
Net gains arising during the period	4	(1)	3	13	(4)	9
Reclassification of net losses to Other, net	(1)	—	(1)	(1)	—	(1)
Net change	3	(1)	2	12	(4)	8
Ending balance	$—	$—	$—	$—	$—	$—

Unrealized gains on cash flow hedges:
Beginning balance	$39	$(6)	$33	$(4)	$1	$(3)
Unrealized gains arising during the period	19	(4)	15	58	(11)	47
Reclassifications of net (gains) to:
Cost of revenues	(3)	—	(3)	—	—	—
Selling, general and administrative expenses	(1)	—	(1)	—	—	—
Net change	15	(4)	11	58	(11)	47
Ending balance	$54	$(10)	$44	$54	$(10)	$44

Accumulated other comprehensive income (loss):
Beginning balance	$(75)	$1	$(74)	$(124)	$10	$(114)
Other comprehensive income (loss)	12	(8)	4	61	(17)	44
Ending balance	$(63)	$(7)	$(70)	$(63)	$(7)	$(70)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2018:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$3	$(4)	$(1)	$(38)	$—	$(38)
Change in foreign currency translation adjustments	(82)	11	(71)	(41)	7	(34)
Ending balance	$(79)	$7	$(72)	$(79)	$7	$(72)

Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(19)	$4	$(15)	$(11)	$4	$(7)
Cumulative effect of change in accounting principle(1)	—	—	—	—	(1)	(1)
Net unrealized (losses) arising during the period	(1)	1	—	(10)	2	(8)
Reclassification of net losses to Other, net	1	—	1	2	—	2
Net change	—	1	1	(8)	1	(7)
Ending balance	$(19)	$5	$(14)	$(19)	$5	$(14)

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$105	$(26)	$79	$154	$(39)	$115
Unrealized (losses) arising during the period	(91)	19	(72)	(105)	24	(81)
Reclassifications of net (gains) to:
Cost of revenues	(18)	5	(13)	(48)	12	(36)
Selling, general and administrative expenses	(3)	1	(2)	(8)	2	(6)
Net change	(112)	25	(87)	(161)	38	(123)
Ending balance	$(7)	$(1)	$(8)	$(7)	$(1)	$(8)

Accumulated other comprehensive income (loss):
Beginning balance	$89	$(26)	$63	$105	$(35)	$70
Other comprehensive income (loss)	(194)	37	(157)	(210)	46	(164)
Ending balance	$(105)	$11	$(94)	$(105)	$11	$(94)

(1)	Reflects the adoption of ASU 2018-02.

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

On February 28, 2019, a ruling of the Supreme Court of India interpreting certain statutory defined contribution obligations of employees and employers (the “India Defined Contribution Obligation”) altered historical understandings of such obligations, extending them to cover additional portions of the employee’s income. As a result, the ongoing contributions of our affected employees and the Company are required to be increased. In the first quarter of 2019, we accrued $117 million with respect to prior periods, assuming retroactive application of the Supreme Court’s ruling. There is significant uncertainty as to how the liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. Since the ruling, a variety of trade associations and industry groups have advocated to the Indian government, highlighting the harm to the information technology sector, other industries and job growth in India that would result from a retroactive application of the ruling. We anticipate the Indian government will review the matter and believe there is a substantial question as to whether the Indian government will apply the Supreme Court’s ruling on a retroactive basis. As such, the ultimate amount of our obligation may be materially different from the amount accrued.

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

In 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. These complaints were consolidated into a single action and on April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of persons and entities who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Defendants filed a motion to dismiss the consolidated amended complaint on June 6, 2017. On August 8, 2018, the Court issued an order which granted the motion to dismiss in part, including dismissal of all claims against current officers of the Company, and denied them in part. On September 7, 2018, we filed a motion in the United States District Court for the District of New Jersey to certify the August 8, 2018 order for immediate appeal to the United States Court of Appeals for the Third Circuit pursuant to 28 U.S.C. § 1292(b). On October 18, 2018, the District Court issued an order granting our motion, and staying the action pending the outcome of our appeal petition to the Third Circuit. On October 29, 2018, we filed a petition for permission to appeal with the United States Court of Appeals for the Third Circuit. On March 6, 2019, the Third Circuit denied our petition without prejudice. In an order dated March 19, 2019, the District Court directed the lead plaintiffs to provide the defendants with a proposed amended complaint. On April 26, 2019, lead plaintiffs filed their second amended complaint. We filed a motion to dismiss the second amended complaint on June 10, 2019.

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

On March 11, 2019, a seventh putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our current and former directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions. On May 14, 2019, the Court approved a stipulation that (i) consolidated this action with the putative shareholder derivative suits that were previously filed in the United States District Court for the District of New Jersey; and (ii) stayed all of these suits pending a final, non-appealable order on the motion to dismiss the second amended complaint in the securities class action.

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

We have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the matters that were the subject of our previously disclosed internal investigation, the DOJ and SEC investigations and the related litigation, we have received and expect to continue to receive requests under such indemnification agreements and our bylaws to provide funds for legal fees and other expenses. We have expensed such costs incurred through June 30, 2019.

We have maintained directors and officers insurance and have recorded an insurance receivable of $15 million as of June 30, 2019, reported in "Other current assets," related to the recovery of a portion of the indemnification expenses and costs related to the putative securities class action complaints. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification and expense advancement obligations described here.

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

In the normal course of business and in conjunction with certain customer engagements, we have entered into contractual arrangements through which we may be obligated to indemnify customers or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims related to such matters as our breach of certain representations or covenants, our intellectual property infringement, our gross negligence or willful misconduct or certain other claims made against certain parties. Payments by us under any of these arrangements are generally conditioned on the customer making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine the maximum potential liability under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, we have not made material payments under these indemnification agreements and therefore they have not had a material impact on our operating results, financial position, or cash flows. However, if events arise requiring us to make payment for indemnification claims under our indemnification obligations in contracts we have entered, such payments could have a material adverse effect on our business, results of operations, financial position and cash flows for a particular period.

Note 14 — Related Party Transactions

During the six months ended June 30, 2018, we provided $100 million of initial funding to the Cognizant U.S. Foundation, which is focused on science, technology, engineering and math education in the United States. The expense was reported in the caption "Selling, general and administrative expenses" in our consolidated statement of operations. Additionally, two of our executive officers served as directors of the Cognizant U.S. Foundation in 2018 and during the six months ended June 30, 2019.

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
Expenses included in segment operating profit consist principally of direct selling and delivery costs (including stock-based compensation expense) as well as a per employee charge for use of our global delivery centers and infrastructure. Certain selling, general and administrative expenses, the excess or shortfall of incentive compensation for commercial and delivery personnel as compared to target, costs related to our realignment program, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated costs” and adjusted against our total income from operations. The incremental accrual related to the India Defined Contribution Obligation recorded in the first quarter of 2019 has been excluded from segment operating profits for the six months ended June 30, 2019. Additionally, the initial funding of the Cognizant U.S. Foundation has been excluded from segment operating profits for the three and six months ended June 30, 2018. These costs are included in "unallocated costs" in the table below. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.
For revenues by reportable segment and geographic area, please see Note 2.
Segment operating profits by reportable segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Financial Services	$407	$448	$807	$888
Healthcare	314	352	651	689
Products and Resources	255	253	489	506
Communications, Media and Technology	184	176	358	334
Total segment operating profit	1,160	1,229	2,305	2,417
Less: unallocated costs	541	559	1,147	1,054
Income from operations	$619	$670	$1,158	$1,363

Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
	June 30, 2019	December 31, 2018
	(in millions)
Long-lived Assets: (1)
North America(2)	$454	$436
Europe	103	105
Rest of World (3)	780	853
Total	$1,337	$1,394

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(2)	Substantially all relates to operations in the United States.

(3)	Substantially all of these long-lived assets relate to our operations in India.

Note 16— Subsequent Events

Acquisition

In the third quarter of 2019, we acquired Zenith Technologies Limited ("Zenith") for cash consideration of $160 million, exclusive of contingent consideration. Zenith is a privately-held life sciences company that specializes in implementing digital technologies to manage, control and optimize drug and medical device production.

Dividend

On July 29, 2019, our Board of Directors approved the Company's declaration of a $0.20 per share dividend with a record date of August 22, 2019 and a payment date of August 30, 2019.

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
Q2 2019 Financial Results
The following table sets forth a summary of our financial results for the three months ended June 30, 2019 and 2018:

			Increase / (Decrease)
	2019	2018	$	%
	(Dollars in millions, except per share data)
Revenues	$4,141	$4,006	$135	3.4
Income from operations	619	670	(51)	(7.6)
Net income	509	456	53	11.6
Diluted earnings per share	0.90	0.78	0.12	15.4
Other Financial Information[1]
Adjusted Income from Operations	$668	$770	$(102)	(13.2)
Adjusted Diluted Earnings Per Share ("Adjusted Diluted EPS")	0.94	1.05	(0.11)	(10.5)

[1]
Adjusted Income From Operations and Adjusted Diluted EPS are not measurements of financial performance prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

During the quarter ended June 30, 2019, revenues increased by $135 million as compared to the quarter ended June 30, 2018, representing growth of 3.4%, or 4.7% on a constant currency basis ("CC")2. Revenues from customers added, including those related to acquisitions and a strategic partnership with three Finish financial institutions to transform and operate a shared core banking platform ("Samlink"), since June 30, 2018 were $129 million. The following charts set forth revenues and revenue growth by business segment and geography for the three months ended June 30, 2018 and 2019.

Revenues by Segment
(dollars in millions)

$1,469
$1,473
$1,156
$1,134
$840
$927
$541
$607
2018
2019
2018
2019
2018
2019
2018
2019
Financial Services ▲0.3% / ▲1.7% CC
Products and Resources ▲10.4% / ▲12.3% CC
Healthcare ▼1.9% / ▼1.5% CC
Communications, Media and Technology ▲12.2% / ▲14.1% CC

Revenues by Geography
(dollars in millions)

$3,067
$3,139
$309
$322
$381
$427
$249
$253
2018
2019
2018
2019
2018
2019
2018
2019
North America ▲2.3% / ▲2.3% CC
Continental Europe ▲12.1% / ▲18.0% CC
United Kingdom ▲4.2% / ▲9.6% CC
Rest of World ▲1.6% / ▲6.4% CC

•
Revenue growth in our Communications, Media and Technology segment was strongest in our North America region and was primarily driven by the demand from our technology customers for digital content services and solutions in addition to revenues from our acquisitions.

•
Revenue growth in our Products and Resources segment was strongest in our North America region and was primarily driven by our customers' adoption and integration of digital technologies in addition to revenues from our acquisitions.

•
Revenues in our Financial Services segment remained relatively flat, increasing in our Continental Europe region primarily due to revenues from our acquisitions and Samlink, while decreasing in our North America and Rest of World regions as certain banking customers continue to transition the support of some of their legacy systems and operations to offshore captives.

•
Revenues in our Healthcare segment in our North America region were negatively impacted by the mergers within the healthcare industry, the establishment of an offshore captive by a large customer, and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government.

During the three months ended June 30, 2019 we incurred $49 million in realignment charges that included $20 million in costs associated with our CEO transition and the departure of our President ("Executive Transition Costs"), $27 million in employee separation costs and $2 million in third party realignment costs. See Note 4 to our unaudited consolidated financial statements for additional information. We anticipate that the employee separations completed as part of our realignment program in the second quarter of 2019 will reduce our compensation expense by approximately $65 million on an annualized basis. We will continue to incur additional realignment charges in 2019 as management is currently evaluating various realignment strategies to further improve our customer focus, our cost structure and the efficiency and effectiveness of our delivery while continuing to drive revenue growth. In order to ensure that we continue to retain top talent to serve our customers and manage our business, in July 2019 we offered retention awards to certain key employees, which will result in additional realignment charges of approximately $48 million during the remainder of 2019 and $17 million during the first half of 2020. Additional realignment plans are still being developed, and therefore we cannot estimate the amount of any incremental realignment charges that we may incur or the impact these plans may have on our financial statements.
Our operating margin and Adjusted Operating Margin2 decreased to 14.9% and 16.1%, respectively, for the quarter ended June 30, 2019 from 16.7% and 19.2%, respectively, for the quarter ended June 30, 2018. The decreases in our GAAP operating margin and Adjusted Operating Margin2 were due to an increase in costs related to our delivery personnel (including employees and subcontractors) outpacing revenue growth and the negative impact of contract renegotiations with recently merged Healthcare customers, partially offset by the impact of lower incentive-based compensation accrual rates. Our 2019 GAAP operating margin was also negatively impacted by realignment charges while our 2018 GAAP operating margin was negatively impacted by the initial funding of the Cognizant U.S. Foundation.

[2]
Constant currency revenue growth, Adjusted Operating Margin and Adjusted Diluted EPS are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

In the second quarter of 2019, we returned $1,153 million to our stockholders through $1,037 million in share repurchases under our stock repurchase program and $116 million in dividend payments.
Other Matters

As previously disclosed, we accrued $117 million in the first quarter of 2019 related to the India Defined Contribution Obligation as described in Note 13 to our unaudited consolidated financial statements. We continue to anticipate that the Indian government will review the matter. As such, the ultimate amount of our obligation may be materially different from the amount accrued.
As previously disclosed, we are involved in an ongoing dispute with the Indian Income Tax Department ("ITD") described in Note 9 to our unaudited consolidated financial statements. The dispute with the ITD is currently pending before the Division Bench of the Madras High Court and no final decision has been reached.
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

•
Demand from certain banking customers may continue to be negatively affected by their ongoing efforts to optimize the cost of supporting their legacy systems and operations, including through insourcing;

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

•
Disruption of our operations related to our new CEO transition and our realignment initiatives, including any disruption from the diversion of efforts of the executive management team and departures of senior personnel;

•	Uncertainty regarding regulatory changes, including potential regulatory changes with respect to immigration and taxes;

•	Costs related to the potential resolution of legal and regulatory matters discussed in Note 13 to our unaudited consolidated financial statements;

•
Clarification, if any, by the Indian government as to the application of the Supreme Court's ruling related to the India Defined Contribution Obligation. See Note 13 to our unaudited consolidated financial statements; and

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

In 2019, we made changes to the internal measurement of segment operating profits. See Note 15 to our unaudited consolidated financial statements for additional information relating to this change and on our business segments.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

		% of		% of	Increase / Decrease
	2019	Revenues	2018	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$4,141	100.0	$4,006	100.0	$135	3.4
Cost of revenues(1)	2,629	63.5	2,417	60.3	212	8.8
Selling, general and administrative expenses(1)	768	18.5	805	20.1	(37)	(4.6)
Depreciation and amortization expense	125	3.0	114	2.8	11	9.6
Income from operations	619	14.9	670	16.7	(51)	(7.6)
Other income (expense), net	57		(47)		104	(221.3)
Income before provision for income taxes	676	16.3	623	15.6	53	8.5
Provision for income taxes	(167)		(168)		1	(0.6)
Income from equity method investments	—		1		(1)
Net income	$509	12.3	$456	11.4	$53	11.6
Diluted earnings per share	$0.90		$0.78		$0.12

Other Financial Information[3]
Adjusted Income from Operations and Adjusted Operating Margin	$668	16.1	$770	19.2	$(102)	(13.2)
Adjusted Diluted EPS	$0.94		$1.05		$(0.11)	(10.5)

(1)	Exclusive of depreciation and amortization expense.
Revenues - Overall
During the quarter ended June 30, 2019, revenues increased by $135 million as compared to the quarter ended June 30, 2018, representing growth of 3.4%, or 4.7% on a constant currency basis3. Revenues from customers added, including those related to acquisitions and Samlink, since June 30, 2018 were $129 million.
Revenues from our top customers as a percentage of total revenues were as follows:

	Three Months Ended June 30,
	2019	2018
Top five customers	8.0%	8.6%
Top ten customers	14.5%	15.4%

[3]
Adjusted Income From Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the three months ended June 30:

	2019	2018	Increase/ (Decrease)
			$	%	CC %[4]
	(Dollars in millions)
Financial Services	$1,473	$1,469	$4	0.3	1.7%
Healthcare	1,134	1,156	(22)	(1.9)	(1.5)%
Products and Resources	927	840	87	10.4	12.3%
Communications, Media and Technology	607	541	66	12.2	14.1%
Total revenues	$4,141	$4,006	$135	3.4	4.7%
Financial Services
Revenues from our Financial Services segment increased 0.3%, or 1.7% on a constant currency basis4, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Revenues in this segment increased by $6 million among our banking customers, as compared to a decline of $2 million from our insurance customers. Revenues from customers added, including those related to acquisitions and Samlink, since June 30, 2018 were $36 million. Demand in this segment was driven by our customers' focus on cost optimization in the face of profitability pressures, their need to be compliant with significant regulatory requirements and adaptable to regulatory change, and their adoption and integration of digital technologies that are reshaping their business and operating models, including customer experience enhancement, robotic process automation and analytics and artificial intelligence. Demand from certain banking customers has been and may continue to be negatively affected as they transition the support of some of their legacy systems and operations to offshore captives.
Healthcare
Revenues from our Healthcare segment decreased 1.9%, or 1.5% on a constant currency basis4, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Revenues in this segment decreased by $71 million among our healthcare customers as compared to an increase of $49 million from our life science customers. Revenues from our healthcare customers were negatively impacted by the mergers within the segment, the establishment of an offshore captive by a large customer, and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government. Revenues from customers added since June 30, 2018 were $16 million. Demand in this segment was driven by emerging industry trends, including enhanced compliance, integrated health management, claims investigative services, as well as services that drive operational improvements in areas such as claims processing, enrollment, membership and billing, in addition to the adoption and integration of digital technologies, such as artificial intelligence, personalized care plans and predictive data analytics to improve patient outcomes. Demand from our healthcare customers may continue to be affected by uncertainty in the regulatory environment and industry-specific trends, including industry consolidation and convergence. We believe that, in the long term, the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs and the consumerization of healthcare.

[4]	Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Products and Resources
Revenues from our Products and Resources segment grew 10.4%, or 12.3% on a constant currency basis5, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Revenue growth was strongest among our retail and consumer goods customers, where revenue increased by $54 million. Revenues from our manufacturing, logistics, energy and utilities customers increased by $20 million while revenue from our travel and hospitality customers increased by $13 million. Revenues from customers added, including those related to acquisitions, since June 30, 2018 were $47 million. Demand in this segment was driven by our customers’ focus on improving the efficiency of their operations, the enablement and integration of mobile platforms to support sales and other omni-channel commerce initiatives, and their adoption and integration of digital technologies, such as the application of intelligent systems to manage supply chain and enhance overall customer experiences.
Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 12.2%, or 14.1% on a constant currency basis5, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Growth was strongest among our technology customers where revenues increased $65 million while revenues from our communications and media customers remained relatively flat. A significant portion of the revenue growth within this segment was generated by a small number of customers and there can be no guarantee that the revenue generated by these customers will continue to grow at a similar pace. Revenues from customers added, including those related to acquisitions, since June 30, 2018 were $30 million. Demand in this segment was driven by our customers’ need to manage their digital content, create differentiated user experiences, expand their range of services, including business process services, transition to agile development methodologies, enhance their network and adopt and integrate digital technologies, such as cloud enablement and interactive and connected products. Additionally, demand among our technology customers may be affected by uncertainty in the regulatory environment while significant merger and acquisition activity may impact our customers in the communications and media industry.
Revenues - Geographic Markets
Revenues by geographic market were as follows for the three months ended June 30:

	2019	2018	Increase / (Decrease)
			$	%	CC %[5]
	(Dollars in millions)
North America	$3,139	$3,067	$72	2.3	2.3
United Kingdom	322	309	13	4.2	9.6
Continental Europe	427	381	46	12.1	18.0
Europe - Total	749	690	59	8.6	14.2
Rest of World	253	249	4	1.6	6.4
Total revenues	$4,141	$4,006	$135	3.4	4.7
North America continues to be our largest market, representing 75.8% of total revenues for the second quarter of 2019 and 53.3% of total revenue growth from the second quarter of 2018. Revenue growth in our North America region was driven by the demand for digital content services and solutions by customers in our Communications, Media and Technology segment and the adoption and integration of digital technologies by customers in our Products and Resources segment, in addition to revenues from our acquisitions completed since the second quarter of 2018. Revenue growth in our North America and Rest of World regions was negatively affected as certain banking customers in these regions transition the support of some of their legacy systems and operations to offshore captives. Revenues in our North America region in our Healthcare segment were negatively impacted by the mergers within the segment, the establishment of an offshore captive by a large customer, and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government. We believe that Europe, Middle East, Asia Pacific and Latin America regions represent long term growth opportunities.

[5]	Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. Our cost of revenues increased by 8.8% during the second quarter of 2019 as compared to the second quarter of 2018, increasing as a percentage of revenues to 63.5% in the second quarter of 2019 compared to 60.3% in the second quarter of 2018. The increase in cost of revenues, as a percentage of revenues, was due primarily to an increase in costs related to our delivery personnel (including employees and subcontractors) outpacing revenue growth, partially offset by lower incentive-based compensation accrual rates in 2019.
Selling, General and Administrative Expenses and Depreciation and Amortization Expense
Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses decreased by 4.6% during the second quarter of 2019 as compared to the second quarter of 2018, decreasing as a percentage of revenues to 18.5% in the second quarter of 2019 as compared to 20.1% in the second quarter of 2018. The decrease is primarily due to the one-time initial funding of the Cognizant U.S. Foundation which occurred in the second quarter of 2018 and lower incentive-based compensation accrual rates in 2019, partially offset by realignment charges incurred in the second quarter of 2019. Depreciation and amortization expense increased to 3.0% as a percentage of revenues in the second quarter of 2019, from 2.8% in the second quarter of 2018, primarily driven by the amortization of intangible assets acquired in recent business combinations.
Income from Operations and Operating Margin - Overall
Our operating margin and Adjusted Operating Margin6 decreased to 14.9% and 16.1%, respectively, for the second quarter of 2019 from 16.7% and 19.2%, respectively, in the second quarter of 2018. The decreases in our GAAP operating margin and Adjusted Operating Margin6 were due to an increase in costs related to our delivery personnel (including employees and subcontractors) outpacing revenue growth and the negative impact of contract renegotiations with recently merged Healthcare customers, partially offset by the impact of lower incentive-based compensation accrual rates. Our 2019 GAAP operating margin was also negatively impacted by realignment charges while our 2018 GAAP operating margin was negatively impacted by the initial funding of the Cognizant U.S. Foundation.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 70 basis points, or 0.70 percentage points, in the three months ended June 30, 2019. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended June 30, 2019, the settlement of our cash flow hedges positively impacted our operating margin by approximately 10 basis points or 0.10 percentage points as compared to a positive impact of approximately 52 basis points or 0.52 percentage points during the three months ended June 30, 2018.
We finished the second quarter of 2019 with approximately 288,200 employees, which is an increase of approximately 19,300 as compared to June 30, 2018. Annualized turnover, including both voluntary and involuntary, was approximately 23.0% for the three months ended June 30, 2019. Average annualized attrition rates on-site at customer locations are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff.

[6]
Adjusted Operating Margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Segment Operating Profit

Segment operating profits were as follows for the three months ended June 30:

	2019	Operating Margin %	2018	Operating Margin %	Increase / (Decrease)
	(Dollars in millions)
Financial Services	$407	27.6	$448	30.5	$(41)
Healthcare	314	27.7	352	30.4	(38)
Products and Resources	255	27.5	253	30.1	2
Communications, Media and Technology	184	30.3	176	32.5	8
Total segment operating profit	1,160	28.0	1,229	30.7	(69)
Less: unallocated costs	541		559		(18)
Income from operations	$619	14.9	$670	16.7	$(51)

Across all our operating segments, operating margins decreased as compensation, benefit and subcontractor costs outpaced revenue growth. Additionally, operating margins in Healthcare were negatively affected by mergers among several of our healthcare customers. The lower segment operating margin in our Communications, Media and Technology segment reflects the growth of digital content services and solutions in this segment, which generate lower margins than other services in our portfolio.
Certain selling, general and administrative expenses, the excess or shortfall of incentive compensation for commercial and delivery personnel as compared to target, costs related to our realignment program, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed above as “unallocated costs” and adjusted against our total income from operations. The decrease in unallocated costs in the second quarter of 2019 from the second quarter of 2018 is due to a greater shortfall of incentive-based compensation as compared to target in 2019 and the initial funding of the Cognizant U.S. Foundation recorded in the second quarter of 2018, partially offset by the realignment charges incurred in the second quarter of 2019.
Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended June 30:

	2019	2018	Increase/ Decrease
	(in millions)
Foreign currency exchange gains (losses)	$20	$(98)	$118
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(4)	18	(22)
Foreign currency exchange gains (losses), net	16	(80)	96
Interest income	45	40	5
Interest expense	(6)	(7)	1
Other, net	2	—	2
Total other income (expense), net	$57	$(47)	$104
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets and liabilities in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on our foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Euro, Indian rupee, British pound and other non-U.S. dollar denominated net monetary assets and liabilities. As of June 30, 2019, the notional value of our undesignated hedges was $577 million. The increase in interest income of $5 million was primarily attributable to an increase in average invested balances and higher yields in 2019.

Provision for Income Taxes
The provision for income taxes decreased to $167 million during the three months ended June 30, 2019 from $168 million during the three months ended June 30, 2018. The effective income tax rate decreased to 24.7% for the three months ended June 30, 2019 compared to 27.0% for the three months ended June 30, 2018 primarily due to a lower effective income tax rate for our India subsidiaries in 2019 due to foreign currency exchange gains on their statutory books in 2018, increasing our 2018 India tax rate, as the Indian rupee depreciated against the U.S. dollar during that period.
Net Income
Net income increased to $509 million for the three months ended June 30, 2019 from $456 million for the three months ended June 30, 2018, representing 12.3% and 11.4% of revenues, respectively. The increase in net income is primarily due to foreign currency gains in 2019 compared to losses in 2018 offset by a decrease in income from operations.

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

We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into our operating results. For our internal management reporting and budgeting purposes, we use various GAAP and non-GAAP financial measures for financial and operational decision-making, to evaluate period-to-period comparisons, to determine portions of the compensation for our executive officers and for making comparisons of our operating results to those of our competitors. Therefore, it is our belief that the use of non-GAAP financial measures excluding certain costs provides a meaningful supplemental measure for investors to evaluate our financial performance. We believe that the presentation of our non-GAAP financial measures (Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth) along with reconciliations to the most comparable GAAP measure, as applicable, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

	2019	% of Revenues	2018	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$619	14.9	$670	16.7
Realignment charges (1)	49	1.2	—	—
Initial funding of Cognizant U.S. Foundation (2)	—	—	100	2.5
Adjusted Income from Operations and Adjusted Operating Margin	$668	16.1	$770	19.2

GAAP diluted EPS	$0.90		$0.78
Effect of above adjustments, pre-tax	0.09		0.17
Non-operating foreign currency exchange (gains) losses, pre-tax (3)	(0.03)		0.14
Tax effect of above adjustments (4)	(0.02)		(0.04)
Adjusted Diluted EPS	$0.94		$1.05

(1)
As part of the realignment program, during the three months ended June 30, 2019, we incurred Executive Transition Costs, employee separation costs and third party realignment costs. See Note 4 to our unaudited consolidated financial statements for additional information.

(2)
In the second quarter of 2018, we provided $100 million of initial funding to the Cognizant U.S. Foundation. This cost is reported in "Selling, general and administrative expenses" in our unaudited consolidated statement of operations.

(3)
Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

(4)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended June 30,
	2019	2018
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$13	$—
Initial funding of Cognizant U.S. Foundation	—	28
Foreign currency exchange gains and losses	—	(8)
The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

		% of		% of	Increase / Decrease
	2019	Revenues	2018	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$8,251	100.0	$7,918	100.0	$333	4.2
Cost of revenues(1)	5,204	63.1	4,818	60.8	386	8.0
Selling, general and administrative expenses(1)	1,641	19.9	1,516	19.1	125	8.2
Depreciation and amortization expense	248	3.0	221	2.8	27	12.2
Income from operations	1,158	14.0	1,363	17.2	(205)	(15.0)
Other income (expense), net	101		(43)		144	(334.9)
Income before provision for income taxes	1,259	15.3	1,320	16.7	(61)	(4.6)
Provision for income taxes	(309)		(345)		36	(10.4)
Income from equity method investments	—		1		(1)
Net income	$950	11.5	$976	12.3	$(26)	(2.7)
Diluted earnings per share	$1.67		$1.66		$0.01
Other Financial Information (7)
Adjusted Income From Operations and Adjusted Operating Margin	$1,326	16.1	$1,464	18.5	$(138)	(9.4)
Adjusted Diluted EPS	$1.85		$1.99		$(0.14)

(1)	Exclusive of depreciation and amortization expense.

Revenues - Overall
During the six months ended June 30, 2019, revenues increased by $333 million as compared to the six months ended June 30, 2018, representing growth of 4.2%, or 5.7% on a constant currency basis7. Revenues from customers added, including those related to acquisitions and Samlink, since June 30, 2018 were $214 million.

Revenues from our top customers were as follows:

	Six Months Ended June 30,
	2019	2018
Revenues from top five customers as a percentage of total revenues	8.4%	8.6%
Revenues from top ten customers as a percentage of total revenues	15.1%	15.6%

[7]
Adjusted Income From Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the six months ended June 30:

	2019	2018	Increase / (Decrease)
			$	%	CC %[8]
	(Dollars in millions)
Financial Services	$2,909	$2,930	$(21)	(0.7)	0.9
Healthcare	2,299	2,277	22	1.0	1.5
Products and Resources	1,841	1,661	180	10.8	13.1
Communications, Media and Technology	1,202	1,050	152	14.5	16.8
Total revenues	$8,251	$7,918	$333	4.2	5.7
Financial Services
Revenues from our Financial Services segment declined 0.7%, but grew 0.9% on a constant currency basis8, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Revenues in this segment decreased by $28 million among our banking customers, primarily in our North America and Rest of World regions, compared to an increase of $7 million from our insurance customers. Revenues from customers added, including those related to acquisitions and Samlink, since June 30, 2018 were $49 million. Demand in this segment was driven by our customers' focus on cost optimization in the face of profitability pressures, the need to be compliant with significant regulatory requirements and adaptable to regulatory change, and their adoption and integration of digital technologies that are reshaping our customers' business and operating models, including customer experience enhancement, robotic process automation and analytics and artificial intelligence. Demand from certain banking customers has been and may continue to be negatively affected as they transition the support of some of their legacy systems and operations to offshore captives.
Healthcare
Revenues from our Healthcare segment grew 1.0%, or 1.5% on a constant currency basis8, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Revenues in this segment increased by $103 million among our life science customers compared to a decline of $81 million from our healthcare customers. Revenues from our healthcare customers were negatively impacted by the mergers within the segment, the establishment of an offshore captive by a large customer, and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government, partially offset by revenues from Bolder Healthcare Solutions ("Bolder"), which we acquired in the second quarter of 2018. Revenues from customers added since June 30, 2018 were $25 million. Demand in this segment was driven by emerging industry trends, including enhanced compliance, integrated health management, claims investigative services, as well as services that drive operational improvements in areas such as claims processing, enrollment, membership and billing, in addition to the adoption and integration of digital technologies, such as artificial intelligence, personalized care plans and predictive data analytics to improve patient outcomes. Demand from our healthcare customers may continue to be affected by uncertainty in the regulatory environment and industry-specific trends, including industry consolidation and convergence. We believe that, in the long term, the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs and the consumerization of healthcare.

[8]	Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Products and Resources
Revenues from our Products and Resources segment grew 10.8%, or 13.1% on a constant currency basis9, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Revenue growth was strongest among our retail and consumer goods customers, where revenue increased by $109 million. Revenues from our manufacturing, logistics, energy and utilities customers increased by $45 million while revenue from our travel and hospitality customers increased by $26 million. Revenues from customers added, including those related to acquisitions, since June 30, 2018 were $83 million. Demand in this segment was driven by our customers’ focus on improving the efficiency of their operations, the enablement and integration of mobile platforms to support sales and other omni-channel commerce initiatives, and their adoption and integration of digital technologies, such as the application of intelligent systems to manage supply chain and enhance overall customer experiences.
Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 14.5%, or 16.8% on a constant currency basis9, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Growth was stronger among our technology customers where revenues increased $139 million as compared to an increase of $13 million for our communications and media customers. A significant portion of the revenue growth within this segment was generated by a small number of customers and there can be no guarantee that the revenue generated by these customers will continue to grow at a similar pace. Revenues from customers added, including those related to acquisitions, since June 30, 2018 were $57 million. Demand in this segment was driven by our customers’ need to manage their digital content, create differentiated user experiences, expand their range of services, including business process services, transition to agile development methodologies, enhance their network and adopt and integrate digital technologies, such as cloud enablement and interactive and connected products. Additionally, demand among our technology customers may be affected by uncertainty in the regulatory environment while significant merger and acquisition activity may impact our customers in the communications and media industry.
Revenues - Geographic Markets
Revenues by geographic market were as follows for the six months ended June 30:

	2019	2018	Increase / (Decrease)
			$	%	CC %[9]
	(Dollars in millions)
North America	$6,262	$6,042	$220	3.6	3.6
United Kingdom	651	619	32	5.2	10.8
Continental Europe	832	755	77	10.2	17.1
Europe - Total	1,483	1,374	109	7.9	14.3
Rest of World	506	502	4	0.8	6.8
Total revenues	$8,251	$7,918	$333	4.2	5.7
North America continues to be our largest market, representing 75.9% of total revenues for the six months ended June 30, 2019 and 66.1% of total revenue growth from the six months ended June 30, 2018. Revenue growth in our North America region was driven by the demand for digital content services and solutions by customers in our Communications, Media and Technology segment and the adoption and integration of digital technologies by customers in our Products and Resources segment, in addition to revenues from our acquisitions completed since the second quarter of 2018. Revenue growth in our North America and Rest of World regions was negatively affected as certain banking customers in these regions transition the support of some of their legacy systems and operations to offshore captives. Revenues in our North America region in our Healthcare segment were negatively impacted by the mergers within the segment, the establishment of an offshore captive by a large customer, and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government. We believe that Europe, Middle East, Asia Pacific and Latin America regions represent long term growth opportunities.

[9]	Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. Our cost of revenues increased by 8.0% during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, increasing as a percentage of revenues to 63.1% in the first half of 2019 compared to 60.8% in the first half of 2018. The increase in cost of revenues, as a percentage of revenues, was due primarily to an increase in costs related to our delivery personnel (including employees and subcontractors) outpacing revenue growth, partially offset by lower incentive-based compensation accrual rates in 2019 and the depreciation of the Indian rupee (net of the impact of the settlement of our cash flow hedges).
Selling, General and Administrative Expenses and Depreciation and Amortization
Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses increased by 8.2% during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, increasing as a percentage of revenues to 19.9% in the first half of 2019 as compared to 19.1% in the first half of 2018. The increase, as a percentage of revenues, was due primarily to an increase in compensation costs, the impact of bankruptcy filings by some of our Products and Resources customers and realignment charges incurred in the second quarter of 2019, partially offset by lower incentive-based compensation accrual rates in 2019 and the depreciation of the Indian rupee (net of the impact of the settlement of our cash flow hedges). Additionally, in the first quarter of 2019 we recorded the incremental accrual related to the India Defined Contribution Obligation. In the second quarter of 2018, we recorded the initial funding of the Cognizant U.S. Foundation. Depreciation and amortization expense increased to 3.0%, as a percentage of revenues, in the first half of 2019 from 2.8% in the first half of 2018 primarily driven by the amortization of intangible assets acquired in recent business combinations.
Income from Operations and Operating Margin - Overall
Our operating margin and Adjusted Operating Margin10 decreased to 14.0% and 16.1%, respectively, for the six months ended June 30, 2019 from 17.2% and 18.5% for the six months ended June 30, 2018. The decreases in our GAAP operating margin and Adjusted Operating Margin10 were due to an increase in costs related to our delivery personnel (including employees and subcontractors) outpacing revenue growth, the negative impact of contract renegotiations with recently merged Healthcare customers and bankruptcy filings by some of our Products and Resources customers, partially offset by the impact of lower incentive-based compensation accrual rates and the depreciation of the Indian rupee (net of the impact of the settlement of our cash flow hedges). Our 2019 GAAP operating margin was additionally negatively impacted by the incremental accrual related to the India Defined Contribution Obligation and realignment charges recorded in the first half of 2019 while our 2018 GAAP operating margin was negatively impacted by the initial funding of the Cognizant U.S. Foundation.

Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 117 basis points, or 1.17 percentage points, during the six months ended June 30, 2019. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the six months ended June 30, 2019, the settlement of cash flow hedges had an immaterial impact on our operating margin as compared to a positive impact of approximately 71 basis points or 0.71 percentage points during the six months ended June 30, 2018.

[10]
Adjusted Operating Margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Segment Operating Profit
Segment operating profits were as follows for the six months ended June 30:

	2019	Operating Margin %	2018	Operating Margin %	Increase / (Decrease)
	(Dollars in millions)
Financial Services	$807	27.7	$888	30.3	$(81)
Healthcare	651	28.3	689	30.3	(38)
Products and Resources	489	26.6	506	30.5	(17)
Communications, Media and Technology	358	29.8	334	31.8	24
Total segment operating profit	2,305	27.9	2,417	30.5	(112)
Less: unallocated costs	1,147		1,054		93
Income from operations	$1,158	14.0	$1,363	17.2	$(205)

Across all our operating segments, operating margins decreased as compensation, benefit and subcontractor costs outpaced revenue growth. Additionally, operating margins in Healthcare were negatively affected by mergers among several of our healthcare customers while bankruptcy filings by some of our Products and Resources customers negatively affected the profitability of that segment. The lower segment operating margin in our Communications, Media and Technology segment reflects the growth of digital content services and solutions in this segment, which generate lower margins than other services in our portfolio.

Certain selling, general and administrative expenses, the excess or shortfall of incentive compensation for commercial and delivery personnel as compared to target, costs related to our realignment program, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed above as “unallocated costs” and adjusted against our total income from operations. The increase in unallocated costs for the six months ended June 30, 2019 from the six months ended June 30, 2018 is due to realignment charges incurred in the second quarter of 2019 and the India Defined Contribution Obligation recorded in the first quarter of 2019, partially offset by a greater shortfall of incentive-based compensation as compared to target in 2019 and the initial funding of the Cognizant U.S. Foundation recorded in the second quarter of 2018.
Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the six months ended June 30:

	2019	2018	Increase/ Decrease
	(in millions)
Foreign currency exchange gains (losses)	$23	$(131)	$154
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(5)	20	(25)
Foreign currency exchange gains (losses), net	18	(111)	129
Interest income	93	81	12
Interest expense	(13)	(13)	—
Other, net	3	—	3
Total other income (expense), net	$101	$(43)	$144
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets and liabilities in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on our foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Euro, Indian rupee, British pound and other non-U.S. dollar denominated net monetary assets and liabilities. As of June 30, 2019, the notional value of our undesignated hedges was $577 million. The increase in interest income of $12 million was primarily attributable to an increase in average invested balances and higher yields in 2019.

Provision for Income Taxes
The provision for income taxes decreased to $309 million during the six months ended June 30, 2019 from $345 million during the six months ended June 30, 2018. The effective income tax rate decreased to 24.5% for the six months ended June 30, 2019 from 26.1% for the six months ended June 30, 2018 primarily due to a lower effective income tax rate for our India subsidiaries in 2019 due to foreign currency exchange gains on their statutory books in 2018, increasing our 2018 India tax rate, as the Indian rupee depreciated against the U.S. dollar during that period.
Net Income
Net income decreased to $950 million for the six months ended June 30, 2019 from $976 million for the six months ended June 30, 2018, representing 11.5% and 12.3% of revenues, respectively. The decrease in net income is primarily due to a decrease in income from operations partially offset by foreign currency exchange gains in 2019 compared to losses in 2018.
Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:

	2019	% of Revenues	2018	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$1,158	14.0	$1,363	17.2
Realignment charges (1)	51	0.7	1	—
Incremental accrual related to the India Defined Contribution Obligation (2)	117	1.4	—	—
Initial funding of Cognizant U.S. Foundation (3)	—	—	100	1.3
Adjusted Income from Operations and Adjusted Operating Margin	$1,326	16.1	$1,464	18.5

GAAP diluted EPS	$1.67		$1.66
Effect of above adjustments, pre-tax	0.29		0.17
Non-operating foreign currency exchange (gains) losses, pre-tax (4)	(0.03)		0.19
Tax effect of above adjustments (5)	(0.08)		(0.03)
Adjusted Diluted EPS	$1.85		$1.99

(1)
As part of the realignment program, during the six months ended June 30, 2019, we incurred Executive Transition Costs, employee separation costs and third party realignment costs. See Note 4 to our unaudited consolidated financial statements for additional information.

(2)
In the first quarter of 2019, we recorded an accrual of $117 million related to the India Defined Contribution Obligation as further described in Note 13 to our unaudited consolidated financial statements.

(3)
In the second quarter of 2018, we provided $100 million of initial funding to Cognizant U.S. Foundation. This cost is reported in "Selling, general and administrative expenses" in our unaudited consolidated statement of operations.

(4)
Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

(5)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income

	Six Months Ended June 30,
	2019	2018
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$13	$—
Incremental accrual related to the India Defined Contribution Obligation	31	—
Initial funding of Cognizant U.S. Foundation	—	28
Foreign currency exchange gains and losses	1	(9)
The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

Liquidity and Capital Resources

Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of June 30, 2019, we had cash, cash equivalents and short-term investments of $3,003 million, of which $429 million was restricted and not available for use as a result of our ongoing dispute with the ITD as described in Note 9 to our unaudited consolidated financial statements. Additionally, as of June 30, 2019, we had available capacity under our revolving credit facility of approximately $1,750 million.

The following table provides a summary of our cash flows for the six months ended June 30:

	2019	2018	Increase / Decrease
	(in millions)
Net cash provided by (used in):
Operating activities	$844	$1,028	$(184)
Investing activities	1,623	(811)	2,434
Financing activities	(1,976)	(1,222)	(754)

Operating activities
The decrease in cash provided by operating activities for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to the decrease in income from operations as discussed in the section Results of Operations - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018.
We monitor turnover, aging and the collection of accounts receivable by customer. Our days sales outstanding ("DSO") calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. Our DSO was 79 days as of June 30, 2019, 75 days as of December 31, 2018 and 76 days as of June 30, 2018.

Investing activities
Net cash provided by investing activities for the six months ended June 30, 2019 was driven by net sales of investments partially offset by payments for acquisitions and outflows for capital expenditures. Net cash used in investing activities for the six months ended June 30, 2018 is related to payments for acquisitions, outflows for capital expenditures and net purchases of investments.

Financing activities
The increase in cash used in financing activities for the six months ended June 30, 2019 was primarily attributable to higher repurchases of common stock in 2019, including our $600 million accelerated stock repurchase agreement, compared to the same period in 2018. Additionally, during the six months ended June 30, 2018 we had net repayments under the term loan and revolving credit facility.

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
The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50 to 1.00, or for a period of up to four quarters following certain material acquisitions, 3.75 to 1.00. We were in compliance with all debt covenants and representations of the Credit Agreement as of June 30, 2019. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of June 30, 2019 and through the date of this filing.
During the six months ended June 30, 2019, we returned $2,019 million to our stockholders through $1,787 million in share repurchases under our stock repurchase program and $232 million in dividend payments. We review our capital return plan on an on-going basis, considering our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.

Other Liquidity and Capital Resources Information
We seek to ensure that our worldwide cash is available in the locations in which it is needed. As part of our ongoing liquidity assessments, we regularly monitor the mix of our domestic and international cash flows and cash balances. As of June 30, 2019, the amount of our cash, cash equivalents and short-term investments held outside the United States was $2,725 million, of which $2,186 million was in India. As further described in Note 9 to our unaudited consolidated financial statements, certain short-term investment balances in India totaling $429 million as of June 30, 2019, were restricted in connection with our dispute with the ITD. The affected balances may continue to remain restricted and unavailable for our use while the dispute is ongoing.

We evaluate on an ongoing basis what portion of the non-U.S. cash, cash equivalents and short-term investments held outside India is needed locally to execute our strategic plans and what amount is available for repatriation back to the United States. We consider our earnings in India to be indefinitely reinvested, which is consistent with our ongoing strategy to expand our Indian operations, including through infrastructure investments. However, future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws, that may lead us to repatriate the undistributed Indian earnings. As of June 30, 2019, the amount of unrepatriated Indian earnings was approximately $4,926 million. If all of our accumulated unrepatriated Indian earnings were to be repatriated, based on our current interpretation of India tax law, we estimate that we would incur an additional income tax expense of approximately $1,035 million. This estimate is subject to change based on tax legislation developments in India and other jurisdictions as well as judicial and interpretive developments of applicable tax laws.
We expect our operating cash flow, cash and investment balances (excluding the $429 million of India restricted assets described in Note 9 to our unaudited consolidated financial statements), together with our available capacity under our revolving credit facility to be sufficient to meet our operating requirements, in the U.S., India and globally, for the next twelve months. Our ability to expand and grow our business in accordance with current plans, make acquisitions and form joint ventures, meet our long-term capital requirements beyond a twelve-month period and execute our capital deployment plan will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to pay for acquisitions and joint ventures with capital stock and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

Commitments and Contingencies

See Note 13 to our unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the six months ended June 30, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended June 30, 2019, we repurchased $1,037 million of our Class A common stock under our stock repurchase program. The stock repurchase activity under our stock repurchase program during the three months ended June 30, 2019 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2019 - April 30, 2019
Open market purchases	—	$—	—	$1,775
May 1, 2019 - May 31, 2019
March 2019 ASR	1,807,592	(a)	1,807,592
Open market purchases	8,573,918	61.25	8,573,918	1,250
June 1, 2019 - June 30, 2019
Open market purchases	8,288,096	61.79	8,288,096	738
Total	18,669,606	$—	18,669,606

(a)
In March 2019, we entered into ASR agreements with financial institutions to purchase $600 million of our Class A common stock (the "March 2019 ASR"). The March 2019 ASR settled in May 2019 and an additional 1.8 million shares were delivered. In total, 8.9 million shares were delivered under the March 2019 ASR at an average repurchase price of $67.08.

During the three months ended June 30, 2019, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended June 30, 2019, such repurchases totaled 0.5 million shares at an aggregate cost of $35 million.

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	August 1, 2019	By:	/s/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2019	By:	/s/ KAREN MCLOUGHLIN
Karen McLoughlin,
Chief Financial Officer
(Principal Financial Officer)