Form 10-Q
period 2019-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2019-10-31
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2019
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 25, 2019:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	547,565,822

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements (Unaudited)	1

	Consolidated Statements of Financial Position (Unaudited) as of September 30, 2019 and December 31, 2018	1

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018	2

	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018	3

	Consolidated Statements of Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2019 and 2018, June 30, 2019 and 2018 and September 30, 2019 and 2018	4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2019 and 2018	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION	50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 5.	Other Information	50

Item 6.	Exhibits	52

SIGNATURES		53

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$2,343	$1,161
Short-term investments	734	3,350
Trade accounts receivable, net of allowances of $104 and $78, respectively	3,438	3,257
Other current assets	876	909
Total current assets	7,391	8,677
Property and equipment, net	1,318	1,394
Operating lease assets, net	905	—
Goodwill	3,694	3,481
Intangible assets, net	1,192	1,150
Deferred income tax assets, net	492	442
Long-term investments	79	80
Other noncurrent assets	773	689
Total assets	$15,844	$15,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$246	$215
Deferred revenue	265	286
Short-term debt	38	9
Operating lease liabilities	195	—
Accrued expenses and other current liabilities	2,175	2,267
Total current liabilities	2,919	2,777
Deferred revenue, noncurrent	71	62
Operating lease liabilities, noncurrent	734	—
Deferred income tax liabilities, net	57	183
Long-term debt	709	736
Long-term income taxes payable	471	478
Other noncurrent liabilities	181	253
Total liabilities	5,142	4,489
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 550 and 577 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	35	47
Retained earnings	10,820	11,485
Accumulated other comprehensive income (loss)	(159)	(114)
Total stockholders’ equity	10,702	11,424
Total liabilities and stockholders’ equity	$15,844	$15,913
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$4,248	$4,078	$12,499	$11,996
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,681	2,480	7,885	7,298
Selling, general and administrative expenses	771	734	2,412	2,250
Depreciation and amortization expense	127	119	375	340
Income from operations	669	745	1,827	2,108
Other income (expense), net:
Interest income	43	47	136	128
Interest expense	(7)	(6)	(20)	(19)
Foreign currency exchange gains (losses), net	(47)	(122)	(29)	(233)
Other, net	—	(2)	3	(2)
Total other income (expense), net	(11)	(83)	90	(126)
Income before provision for income taxes	658	662	1,917	1,982
Provision for income taxes	(160)	(185)	(469)	(530)
Income from equity method investments	(1)	—	(1)	1
Net income	$497	$477	$1,447	$1,453
Basic earnings per share	$0.90	$0.82	$2.57	$2.49
Diluted earnings per share	$0.90	$0.82	$2.57	$2.48
Weighted average number of common shares outstanding - Basic	551	579	563	584
Dilutive effect of shares issuable under stock-based compensation plans	—	1	—	1
Weighted average number of common shares outstanding - Diluted	551	580	563	585
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$497	$477	$1,447	$1,453
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(65)	(12)	(76)	(46)
Change in unrealized gains and losses on cash flow hedges	(24)	(82)	23	(205)
Change in unrealized gains and losses on available-for-sale securities	—	—	8	(6)
Other comprehensive income (loss)	(89)	(94)	(45)	(257)
Comprehensive income	$408	$383	$1,402	$1,196
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2018	577	$6	$47	$11,485	$(114)	$11,424
Cumulative effect of changes in accounting principle(1)	—	—	—	2	—	2
Net income	—	—	—	441	—	441
Other comprehensive income (loss)	—	—	—	—	40	40
Common stock issued, stock-based compensation plans	2	—	50	—	—	50
Stock-based compensation expense	—	—	66	—	—	66
Repurchases of common stock	(10)	—	(99)	(672)	—	(771)
Dividends declared, $0.20 per share	—	—	—	(116)	—	(116)
Balance, March 31, 2019	569	6	64	11,140	(74)	11,136
Net income	—	—	—	509	—	509
Other comprehensive income (loss)	—	—	—	—	4	4
Common stock issued, stock-based compensation plans	2	—	40	—	—	40
Stock-based compensation expense	—	—	54	—	—	54
Repurchases of common stock	(19)	—	(120)	(952)	—	(1,072)
Dividends declared, $0.20 per share	—	—	—	(114)	—	(114)
Balance, June 30, 2019	552	6	38	10,583	(70)	10,557
Net income	—	—	—	497	—	497
Other comprehensive income (loss)	—	—	—	—	(89)	(89)
Common stock issued, stock-based compensation plans	2	—	37	—	—	37
Stock-based compensation expense	—	—	52	—	—	52
Repurchases of common stock	(4)	—	(92)	(149)	—	(241)
Dividends declared, $0.20 per share	—	—	—	(111)	—	(111)
Balance, September 30, 2019	550	$6	$35	$10,820	$(159)	$10,702

(1)	Reflects the adoption of the Accounting Standards Codification ("ASC") Topic 842 "Leases" (the "New Lease Standard") as described in Note 6.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2017	588	$6	$49	$10,544	$70	$10,669
Cumulative effect of changes in accounting principle(1)	—	—	—	122	(1)	121
Net income	—	—	—	520	—	520
Other comprehensive income (loss)	—	—	—	—	(6)	(6)
Common stock issued, stock-based compensation plans	2	—	60	—	—	60
Stock-based compensation expense	—	—	59	—	—	59
Repurchases of common stock	(4)	—	(105)	(211)	—	(316)
Dividends declared, $0.20 per share	—	—	—	(119)	—	(119)
Balance, March 31, 2018	586	6	63	10,856	63	10,988
Net income	—	—	—	456	—	456
Other comprehensive income (loss)	—	—	—	—	(157)	(157)
Common stock issued, stock-based compensation plans	2	—	42	—	—	42
Stock-based compensation expense	—	—	71	—	—	71
Repurchases of common stock	(8)	—	(121)	(512)	—	(633)
Dividends declared, $0.20 per share	—	—	—	(119)	—	(119)
Balance, June 30, 2018	580	6	55	10,681	(94)	10,648
Net income	—	—	—	477	—	477
Other comprehensive income (loss)	—	—	—	—	(94)	(94)
Common stock issued, stock-based compensation plans	1	—	40	—	—	40
Stock-based compensation expense	—	—	69	—	—	69
Repurchases of common stock	(1)	—	(45)	—	—	(45)
Dividends declared, $0.20 per share	—	—	—	(117)	—	(117)
Balance, September 30, 2018	580	$6	$119	$11,041	$(188)	$10,978

(1)
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

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$1,447	$1,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	367
Provision for doubtful accounts	26	5
Deferred income taxes	(203)	46
Stock-based compensation expense	172	199
Other	13	196
Changes in assets and liabilities:
Trade accounts receivable	(176)	(313)
Other current and noncurrent assets	(80)	144
Accounts payable	21	(5)
Deferred revenues, current and noncurrent	(14)	(116)
Other current and noncurrent liabilities	(38)	(86)
Net cash provided by operating activities	1,561	1,890
Cash flows from investing activities:
Purchases of property and equipment	(299)	(281)
Purchases of available-for-sale investment securities	(333)	(1,356)
Proceeds from maturity or sale of available-for-sale investment securities	2,107	1,516
Purchases of held-to-maturity investment securities	(423)	(1,093)
Proceeds from maturity of held-to-maturity investment securities	1,281	750
Purchases of other investments	(460)	(479)
Proceeds from maturity or sale of other investments	468	345
Payments for business combinations, net of cash acquired	(378)	(479)
Net cash provided by (used in) investing activities	1,963	(1,077)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	127	142
Repurchases of common stock	(2,084)	(994)
Repayment of term loan borrowings and finance lease and earnout obligations	(16)	(89)
Net change in notes outstanding under the revolving credit facility	—	(75)
Dividends paid	(343)	(352)
Net cash (used in) financing activities	(2,316)	(1,368)
Effect of exchange rate changes on cash and cash equivalents	(26)	(31)
Increase (decrease) in cash and cash equivalents	1,182	(586)
Cash and cash equivalents, beginning of year	1,161	1,925
Cash and cash equivalents, end of period	$2,343	$1,339
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
The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use ("ROU") asset and a lease liability for all leases with lease terms greater than twelve months. For finance leases, the lessee recognizes interest expense and amortization of the ROU asset, and for operating leases, the lessee recognizes total lease expense on a straight-line basis. The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. The standard allows for two methods of adoption: retrospective to each prior reporting period presented with the cumulative effect of adoption recognized at the beginning of the earliest period presented or retrospective to the beginning of the period of adoption through a cumulative-effect adjustment (the "Effective Date Method").
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

	Three Months Ended September 30, 2019					Nine Months Ended September 30, 2019

	FS	HC	P&R	CMT	Total	FS	HC	P&R	CMT	Total
	(in millions)
Revenues
Geography:
North America	$1,052	$1,036	$687	$448	$3,223	$3,105	$3,084	$1,986	$1,310	$9,485
United Kingdom	117	36	95	77	325	365	90	286	235	976
Continental Europe	192	85	115	38	430	548	247	340	127	1,262
Europe - Total	309	121	210	115	755	913	337	626	362	2,238
Rest of World	131	18	69	52	270	383	53	195	145	776
Total	$1,492	$1,175	$966	$615	$4,248	$4,401	$3,474	$2,807	$1,817	$12,499

Service line:
Consulting and technology services	$972	$634	$592	$332	$2,530	$2,832	$1,885	$1,705	$958	$7,380
Outsourcing services	520	541	374	283	1,718	1,569	1,589	1,102	859	5,119
Total	$1,492	$1,175	$966	$615	$4,248	$4,401	$3,474	$2,807	$1,817	$12,499

Type of contract:
Time and materials	$925	$472	$421	$382	$2,200	$2,764	$1,372	$1,222	$1,136	$6,494
Fixed-price	481	420	441	202	1,544	1,422	1,202	1,279	589	4,492
Transaction or volume-based	86	283	104	31	504	215	900	306	92	1,513
Total	$1,492	$1,175	$966	$615	$4,248	$4,401	$3,474	$2,807	$1,817	$12,499

	Three Months Ended September 30, 2018					Nine Months Ended September 30, 2018

	FS	HC	P&R	CMT	Total	FS	HC	P&R	CMT	Total
	(in millions)
Revenues
Geography:
North America	$1,033	$1,084	$609	$381	$3,107	$3,133	$3,167	$1,766	$1,083	$9,149
United Kingdom	127	23	90	85	325	357	68	266	253	944
Continental Europe	170	69	109	50	398	497	191	327	138	1,153
Europe - Total	297	92	199	135	723	854	259	593	391	2,097
Rest of World	134	13	55	46	248	407	40	165	138	750
Total	$1,464	$1,189	$863	$562	$4,078	$4,394	$3,466	$2,524	$1,612	$11,996

Service line:
Consulting and technology services	$902	$645	$512	$292	$2,351	$2,658	$1,896	$1,492	$859	$6,905
Outsourcing services	562	544	351	270	1,727	1,736	1,570	1,032	753	5,091
Total	$1,464	$1,189	$863	$562	$4,078	$4,394	$3,466	$2,524	$1,612	$11,996

Type of contract:
Time and materials	$954	$464	$374	$354	$2,146	$2,842	$1,364	$1,122	$995	$6,323
Fixed-price	453	452	392	187	1,484	1,384	1,406	1,120	545	4,455
Transaction or volume-based	57	273	97	21	448	168	696	282	72	1,218
Total	$1,464	$1,189	$863	$562	$4,078	$4,394	$3,466	$2,524	$1,612	$11,996

Costs to Fulfill

The following table presents information related to the capitalized costs to fulfill, such as set-up or transition activities, for the nine months ended September 30, 2019. Costs to fulfill are recorded in "Other noncurrent assets" in our unaudited consolidated statements of financial position and the amortization expense of costs to fulfill is included in "Cost of revenues" in our unaudited consolidated statement of operations. Costs to obtain contracts were immaterial for the period disclosed.

Costs to Fulfill
(in millions)
Balance - December 31, 2018	$400
Amortization expense	(58)
Costs capitalized	143
Balance - September 30, 2019	$485

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

Contract Assets
(in millions)
Balance - December 31, 2018	$305
Revenues recognized during the period but not billed	340
Amounts reclassified to accounts receivable	(280)
Balance - September 30, 2019	$365

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize the revenues. The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the period disclosed:

Deferred Revenue
(in millions)
Balance - December 31, 2018	$348
Amounts billed but not recognized as revenues	217
Revenues recognized related to the opening balance of deferred revenue	(229)
Balance - September 30, 2019	$336

Revenues recognized during the three and nine months ended September 30, 2019 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
We have an ongoing contractual dispute with a Healthcare customer related to a large volume-based contract (“Customer Dispute”). The customer is contesting certain payment obligations, and the dispute impacts the consideration to which we are entitled under the contract. During the third quarter of 2019, as a result of recent developments, we reduced our estimate of the variable consideration related to this contract. Our estimate of the variable consideration involves judgment and is based on reasonably available information at the time our consolidated financial statements are prepared. However, negotiations with the customer are ongoing and the ultimate amount of consideration recognized in connection with the contract may be different from our estimate.
Remaining Performance Obligations
As of September 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, was $1,778 million of which approximately 70% is expected to be recognized as revenue within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:

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

Note 3 — Business Combinations

During the nine months ended September 30, 2019, we acquired 100% ownership in the following:

•
Mustache, a creative content agency based in the United States, which is expected to extend our capabilities in creating original and branded content for digital, broadcast and social mediums (acquired on January 15, 2019).

•	Meritsoft, a financial software company based in Ireland, which is expected to complement our service offerings to capital markets institutions (acquired on March 4, 2019).

•
Samlink, a developer of services and solutions for the financial sector based in Finland, which is expected to strengthen our banking capabilities and expand our service capabilities in the Nordic region (acquired on April 1, 2019).

•
Zenith Technologies, a life sciences company based in Ireland, which is expected to extend our service capabilities for connected biopharmaceutical and medical device manufacturers (acquired on July 29, 2019).

The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

	Fair Value	Weighted Average Useful Life
	(in millions)
Cash	$38
Current assets	79
Property, plant and equipment and other noncurrent assets	21
Non-deductible goodwill	234
Customer relationship intangible assets	138	9.7 years
Other intangible assets	39	6.9 years
Current liabilities	(59)
Noncurrent liabilities	(40)
Purchase price, inclusive of contingent consideration	$450

The allocation is preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

The acquisitions completed during the nine months ended September 30, 2019 were not material, individually or in the aggregate, to our operations or cash flow. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to tangible and intangible assets acquired and liabilities assumed, including non-deductible goodwill, based on their estimated fair values. Goodwill from these acquisitions has been allocated primarily to the Financial Services and Healthcare reportable segments. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an amortizable intangible asset.

Note 4 — Realignment Charges
Our realignment program is focused on improving our customer focus, our cost structure and the efficiency and effectiveness of our delivery while continuing to drive revenue growth. As part of the realignment program, we incurred costs associated with our CEO transition and the departure of our President ("Executive Transition Costs"), employee separation costs, employee retention costs and third party realignment costs. Our third party realignment costs include professional fees related to the development of our realignment program and facility exit costs. The total costs related to the realignment are reported in "Selling, general and administrative expenses" in our unaudited consolidated statements of operations. We do not allocate realignment charges to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs”. See Note 15.
Realignment charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Executive Transition Costs	$—	$—	$22	$—
Employee separation costs	33	11	60	11
Employee retention costs	18	—	18	—
Third party realignment costs	14	—	16	1
Total realignment costs	$65	$11	$116	$12

Changes in our accrued employee separation costs, included in "Accrued expenses and other current liabilities" in our unaudited consolidated statement of financial position, are presented in the table below.

(in millions)
Balance - December 31, 2018	$—
Employee separation costs accrued	60
Payments made	32
Balance - September 30, 2019	$28

Note 5 — Investments
Our investments were as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Short-term investments:
Equity investment security	$26	$25
Available-for-sale investment securities	—	1,760
Held-to-maturity investment securities	224	1,065
Time deposits (1)	484	500
Total short-term investments	$734	$3,350

Long-term investments:
Equity and cost method investments	$73	$74
Held-to-maturity investment securities	6	6
Total long-term investments	$79	$80

(1)	Includes $419 million and $423 million in restricted time deposits as of September 30, 2019 and December 31, 2018, respectively. See Note 9.

Equity Investment Security

Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the three and nine months ended September 30, 2019 and 2018.

Available-for-Sale Investment Securities

2019

During the second quarter of 2019, all of our available-for-sale investment securities either matured or were sold. Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Proceeds from sales of available-for-sale investment securities	$—	$1,712

Gross gains	$—	$6
Gross losses	—	(5)
Net realized gains on sales of available-for-sale investment securities	$—	$1

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in millions)
Proceeds from sales of available-for-sale investment securities	$490	$1,049

Gross gains	$—	$—
Gross losses	(1)	(3)
Net realized (losses) on sales of available-for-sale investment securities	$(1)	$(3)

Held-to-Maturity Investment Securities

Our held-to-maturity investment securities consist of Indian rupee denominated investments primarily in commercial paper, international corporate bonds and government debt securities. Our investment guidelines are to purchase securities that are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The basis for the measurement of fair value of our held-to-maturity investments is Level 2 in the fair value hierarchy.

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at September 30, 2019 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$77	$—	$—	$77
Commercial paper	147	1	—	148
Total short-term held-to-maturity investments	224	1	—	225
Long-term investments:
Corporate and other debt securities	6	—	—	6
Total held-to-maturity investment securities	$230	$1	$—	$231
The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at December 31, 2018 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$546	$—	$—	$546
Commercial paper	519	—	(1)	518
Total short-term held-to-maturity investments	1,065	—	(1)	1,064
Long-term investments:
Corporate and other debt securities	6	—	—	6
Total held-to-maturity investment securities	$1,071	$—	$(1)	$1,070

The fair value and related unrealized losses of held-to-maturity investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of September 30, 2019:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate and other debt securities	$15	$—	$6	$—	$21	$—
Total	$15	$—	$6	$—	$21	$—

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

At each reporting date, the Company performs an evaluation of held-to-maturity securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of September 30, 2019.

The contractual maturities of our fixed income held-to-maturity investment securities as of September 30, 2019 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$224	$225
Due after one year and before two years	6	6
Total held-to-maturity investment securities	$230	$231

During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers of investments between our available-for-sale and held-to-maturity investment portfolios.

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
Our ROU lease assets represent our right to use an underlying asset for the lease term and may include any advance lease payments made and any initial direct costs, and exclude lease incentives. Our lease liabilities represent our obligation to make lease payments arising from the contractual terms of the lease. ROU lease assets and lease liabilities are recognized at the commencement of the lease and are calculated using the present value of lease payments over the lease term. Typically, our lease agreements do not provide sufficient detail to arrive at an implicit interest rate. Therefore, we use our estimated country-specific incremental borrowing rate based on information available at the commencement date of the lease to calculate the present value of the lease payments. In estimating our country-specific incremental borrowing rates, we consider market rates of comparable collateralized borrowings for similar terms. Our lease terms may include the option to extend or terminate the lease before the end of the contractual lease term. Our ROU lease assets and lease liabilities include these options when it is reasonably certain that they will be exercised.
The following table provides information on the components of our operating and finance leases included in our unaudited consolidated statement of financial position:

Leases	Location on Statement of Financial Position	September 30, 2019
Assets		(in millions)
ROU operating lease assets	Operating lease assets, net	$905
ROU finance lease assets	Property and equipment, net	15
	Total	$920

Liabilities
Current
Operating lease	Operating lease liabilities	$195
Finance lease	Accrued expenses and other current liabilities	10
Noncurrent
Operating lease	Operating lease liabilities, noncurrent	734
Finance lease	Other noncurrent liabilities	14
	Total	$953

Our operating lease cost was $68 million and $195 million for the three and nine months ended September 30, 2019, respectively, and included $5 million and $14 million, respectively, of variable lease cost. A portion of our real estate lease costs is subject to annual changes in the Consumer Price Index ("CPI"). The changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments was incurred. Other variable lease costs primarily relate to adjustments for common area maintenance, utilities and property tax. These variable costs are recognized in the period in which the obligation for those payments was incurred. Our short term lease rental expense was $2 million and $10 million for the three and nine months ended September 30, 2019, respectively. Lease interest expense related to our finance leases for the three and nine months ended September 30, 2019 was immaterial.
The following table provides information on the weighted average remaining lease term and weighted average discount rate for our operating leases:

Operating Lease Term and Discount Rate	September 30, 2019

Weighted average remaining lease term	6.1 years
Weighted-average discount rate	6.0%

The following table provides supplemental cash flow information related to our operating leases:

Nine Months Ended September 30, 2019
(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$173
ROU assets obtained in exchange for operating lease liabilities	203

Cash paid for amounts included in the measurement of finance lease liabilities was immaterial for the nine months ended September 30, 2019. Additionally, ROU assets obtained in exchange for finance lease liabilities were immaterial for the nine months ended September 30, 2019.

The following table provides the schedule of maturities of our operating lease liabilities, under the New Lease Standard, as of September 30, 2019:

September 30, 2019
(in millions)
2019- remainder of year	$62
2020	238
2021	203
2022	158
2023	124
2024	87
Thereafter	242
Total lease payments	1,114
Interest	(185)
Total lease liabilities	$929

The following table provides the schedule of our future minimum payments on our operating leases, as of December 31, 2018, which were accounted for in accordance with our historic accounting policies.

December 31, 2018
(in millions)
2019	$226
2020	197
2021	157
2022	121
2023	90
Thereafter	197
Total lease payments	$988

As of September 30, 2019, we had $363 million of additional operating leases whose lease term had yet to commence and therefore are not included in our unaudited statement of financial position. These leases are primarily related to real estate and will commence in various months in 2019 and 2020 with lease terms of 1 year to 11 years.

Note 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Compensation and benefits	$1,158	$1,216
Customer volume and other incentives	366	323
Derivative financial instruments	16	25
FCPA accrual(1)	—	28
Income taxes	111	162
Professional fees	111	110
Travel and entertainment	47	34
Other	366	369
Total accrued expenses and other current liabilities	$2,175	$2,267

(1)     Refer to Note 13.

Note 8 — Debt

In 2018, we completed a debt refinancing in which we entered into a credit agreement with a commercial bank syndicate (the "Credit Agreement") providing for a $750 million unsecured term loan (the "Term Loan") and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan beginning in December 2019. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations as of September 30, 2019.

Short-term Debt

As of September 30, 2019 and December 31, 2018, we had $38 million and $9 million, respectively, of short-term debt related to current maturities for our Term Loan. As of September 30, 2019, we had no notes outstanding under the revolving credit facility.

In September 2019, our India subsidiary entered into a one-year 13 billion Indian rupee ($184 million at the September 30, 2019 exchange rate) working capital facility, which requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made prior to 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed in February 2020. As of September 30, 2019, there was no balance outstanding under the working capital facility.
Long-term Debt

The following summarizes our long-term debt balances as of:

	September 30, 2019	December 31, 2018
	(in millions)
Term loan	$750	$750
Less:
Current maturities	(38)	(9)
Deferred financing costs	(3)	(5)
Long-term debt, net of current maturities	$709	$736

The carrying value of our debt approximated its fair value as of September 30, 2019 and December 31, 2018.

Note 9 — Income Taxes

Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Effective income tax rate	24.3%	27.9%	24.5%	26.7%

The effective tax rate for the three and nine months ended September 30, 2019 decreased primarily due to a lower effective income tax rate for our India subsidiaries in 2019 driven by lower taxable foreign currency exchange gains on their statutory books as compared to 2018. The 2018 effective tax rate was additionally adversely impacted by the U.S. Foreign Corrupt Practices Act ("FCPA") accrual (see Note 13), which was not deductible for tax purposes.

We are involved in an ongoing dispute with the Indian Income Tax Department ("ITD") in connection with a previously disclosed 2016 share repurchase transaction undertaken by our principal operating subsidiary in India ("CTS India") to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $2.8 billion. As a result of that transaction, which was undertaken pursuant to a plan approved by the Madras High Court in Chennai, India, we previously paid $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, we received a communication from the ITD asserting that the ITD is owed an additional 33 billion Indian rupees ($467 million at the September 30, 2019 exchange rate) on the 2016 transaction. Immediately thereafter, the ITD placed an attachment on certain of our India bank accounts. In addition to the dispute on the 2016 transaction, we are also involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes are collectively referred to as the "ITD Dispute").

In April 2018, the Madras High Court admitted our writ petition for a stay of the actions of the ITD and lifted the ITD’s attachment on our bank accounts. As part of the interim stay order, we deposited 5 billion Indian rupees ($70 million at the September 30, 2019 exchange rate and $71 million at the December 31, 2018 exchange rate) representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. These amounts are presented in "Other current assets" in our unaudited consolidated statements of financial position. In addition, the Court also placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($397 million at the September 30, 2019 exchange rate and $404 million at the December 31, 2018 exchange rate), which is the remainder of the disputed tax amount related to the 2016 transaction. The affected time deposits are considered restricted assets and we have reported them in “Short-term investments” in our unaudited consolidated statements of financial position. As of September 30, 2019 and December 31, 2018, the restricted time deposits balance was $419 million and $423 million, respectively, including a portion of the interest previously earned on such deposits.

In June 2019, the Court dismissed our previously admitted writ petitions on the ITD Dispute, holding that the Company must exhaust other remedies, such as pursuing the matter before other appellate bodies, for resolution of the ITD Dispute prior to intervention by the Madras High Court. The Court did not issue a ruling on the substantive issue of whether we owe additional tax as a result of either the 2016 or the 2013 transaction. In July 2019, we appealed the Court’s orders before the Division Bench of the Madras High Court (the “Division Bench”). In September 2019, the Division Bench partly allowed the Company’s appeal, but did not issue a ruling on the substantive issue of the tax implications of the transactions. In October 2019, we filed a Special Leave Petition ("SLP") before the Supreme Court of India. The Supreme Court has scheduled a hearing on the SLP in November 2019 and has instructed the ITD to maintain status quo until the next hearing.

We believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions. Accordingly, we have not recorded any reserves for these matters as of September 30, 2019.

Note 10 — Derivative Financial Instruments
In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. Derivatives may give rise to credit risk from the possible non-performance by counterparties. Credit risk is limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by entering into derivative transactions only with highly-rated financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to our foreign exchange forward contracts set forth in the below table are subject to master netting arrangements, such as the International Swaps and Derivatives Association ("ISDA"), with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to our foreign exchange forward contracts on a gross basis, with no offsets, in our unaudited consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to our foreign exchange forward contracts.
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

		September 30, 2019		December 31, 2018
Designation of Derivatives	Location on Statements of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$26	$—	$11	$—
	Other noncurrent assets	12	—	15	—
	Accrued expenses and other current liabilities	—	10	—	21
	Other noncurrent liabilities	—	4	—	9
	Total	38	14	26	30
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	2	—	1	—
	Accrued expenses and other current liabilities	—	6	—	4
	Total	2	6	1	4
Total		$40	$20	$27	$34

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during the remainder of 2019, 2020 and the first nine months of 2021. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of September 30, 2019, we estimate that $13 million, net of tax, of net gains related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized gains and losses included in the caption "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position, for such contracts were as follows:

	September 30, 2019	December 31, 2018
	(in millions)
2019	$405	$1,388
2020	1,325	780
2021	598	—
Total notional value of contracts outstanding	$2,328	$2,168
Net unrealized gains (losses) included in accumulated other comprehensive income (loss), net of taxes	$20	$(3)

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

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended September 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2019	2018		2019	2018
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$(28)	$(96)	Cost of revenues	$1	$6
			Selling, general and administrative expenses	1	1
			Total	$2	$7

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the nine months ended September 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2019	2018		2019	2018
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$30	$(201)	Cost of revenues	$1	$54
			Selling, general and administrative expenses	1	9
			Total	$2	$63

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

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

	September 30, 2019		December 31, 2018
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$461	$(4)	$507	$(3)

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and nine months ended September 30:

	Location of Net Gains on Derivative Instruments	Amount of Net Gains on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$6	$3	$1	$23

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 11 — Fair Value Measurements
We measure our cash equivalents, certain investments, contingent consideration liabilities and foreign exchange forward contracts at fair value. The authoritative guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.
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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$1,705	$—	$—	$1,705
Short-term investments:
Time deposits(1)	—	484	—	484
Equity investment security	26	—	—	26
Other current assets
Foreign exchange forward contracts	—	28	—	28
Other noncurrent assets
Foreign exchange forward contracts	—	12	—	12
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(16)	—	(16)
Contingent consideration liabilities	—	—	(37)	(37)
Other noncurrent liabilities
Foreign exchange forward contracts	—	(4)	—	(4)

(1)	Includes $419 million in restricted time deposits. See Note 9.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$103	$—	$—	$103
Bank deposits	—	32	—	32
Certificates of deposit and commercial paper	—	68	—	68
Short-term investments:
Time deposits(1)	—	500	—	500
Equity investment security	25	—	—	25
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	570	55	—	625
Corporate and other debt securities	—	416	—	416
Certificates of deposit and commercial paper	—	296	—	296
Asset-backed securities	—	334	—	334
Municipal debt securities	—	89	—	89
Other current assets:
Foreign exchange forward contracts	—	12	—	12
Other noncurrent assets:
Foreign exchange forward contracts	—	15	—	15
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(25)	—	(25)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(9)	—	(9)

(1)	Includes $423 million in restricted time deposits. See Note 9.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of our equity security invested in an open-ended mutual fund is based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, debt securities issued by supranational institutions, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of our time deposits approximated fair value as of September 30, 2019 and December 31, 2018.

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
During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 12 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2019:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(117)	$3	$(114)	$(108)	$5	$(103)
Change in foreign currency translation adjustments	(64)	(1)	(65)	(73)	(3)	(76)
Ending balance	$(181)	$2	$(179)	$(181)	$2	$(179)

Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$—	$—	$—	$(12)	$4	$(8)
Net gains arising during the period	—	—	—	13	(4)	9
Reclassification of net losses to Other, net	—	—	—	(1)	—	(1)
Net change	—	—	—	12	(4)	8
Ending balance	$—	$—	$—	$—	$—	$—

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$54	$(10)	$44	$(4)	$1	$(3)
Unrealized (losses) gains arising during the period	(28)	5	(23)	30	(6)	24
Reclassifications of net (gains) to:
Cost of revenues	(1)	—	(1)	(1)	—	(1)
Selling, general and administrative expenses	(1)	1	—	(1)	1	—
Net change	(30)	6	(24)	28	(5)	23
Ending balance	$24	$(4)	$20	$24	$(4)	$20

Accumulated other comprehensive income (loss):
Beginning balance	$(63)	$(7)	$(70)	$(124)	$10	$(114)
Other comprehensive income (loss)	(94)	5	(89)	(33)	(12)	(45)
Ending balance	$(157)	$(2)	$(159)	$(157)	$(2)	$(159)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2018:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(79)	$7	$(72)	$(38)	$—	$(38)
Change in foreign currency translation adjustments	(14)	2	(12)	(55)	9	(46)
Ending balance	$(93)	$9	$(84)	$(93)	$9	$(84)

Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(19)	$5	$(14)	$(11)	$4	$(7)
Cumulative effect of change in accounting principle(1)	—	—	—	—	(1)	(1)
Net unrealized (losses) arising during the period	(1)	—	(1)	(11)	2	(9)
Reclassification of net losses to Other, net	1	—	1	3	—	3
Net change	—	—	—	(8)	1	(7)
Ending balance	$(19)	$5	$(14)	$(19)	$5	$(14)

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(7)	$(1)	$(8)	$154	$(39)	$115
Unrealized (losses) arising during the period	(96)	20	(76)	(201)	44	(157)
Reclassifications of net (gains) to:
Cost of revenues	(6)	1	(5)	(54)	13	(41)
Selling, general and administrative expenses	(1)	—	(1)	(9)	2	(7)
Net change	(103)	21	(82)	(264)	59	(205)
Ending balance	$(110)	$20	$(90)	$(110)	$20	$(90)

Accumulated other comprehensive income (loss):
Beginning balance	$(105)	$11	$(94)	$105	$(35)	$70
Other comprehensive income (loss)	(117)	23	(94)	(327)	69	(258)
Ending balance	$(222)	$34	$(188)	$(222)	$34	$(188)

(1)	Reflects the adoption of ASU 2018-02.

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

On February 28, 2019, a ruling of the Supreme Court of India interpreting certain statutory defined contribution obligations of employees and employers (the “India Defined Contribution Obligation”) altered historical understandings of such obligations, extending them to cover additional portions of the employee’s income. As a result, the ongoing contributions of our affected employees and the Company are required to be increased. In the first quarter of 2019, we accrued $117 million with respect to prior periods, assuming retroactive application of the Supreme Court’s ruling, in "Selling, general and administrative expenses"

in our unaudited consolidated statements of operations. There is significant uncertainty as to how the liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. Since the ruling, a variety of trade associations and industry groups have advocated to the Indian government, highlighting the harm to the information technology sector, other industries and job growth in India that would result from a retroactive application of the ruling. We anticipate the Indian government will review the matter and believe there is a substantial question as to whether the Indian government will apply the Supreme Court’s ruling on a retroactive basis. As such, the ultimate amount of our obligation may be materially different from the amount accrued.

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

We have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the matters that were the subject of our previously disclosed internal investigation, the DOJ and SEC investigations and the related litigation, we have received and expect to continue to receive requests under such indemnification agreements and our bylaws to provide funds for legal fees and other expenses. We have expensed such costs incurred through September 30, 2019.

We have maintained directors and officers insurance and have recorded an insurance receivable of $18 million as of September 30, 2019, reported in "Other current assets," related to the recovery of a portion of the indemnification expenses and costs related to the putative securities class action complaints. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification and expense advancement obligations described here.

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

Note 14 — Related Party Transactions

During the nine months ended September 30, 2018, we provided $100 million of initial funding to the Cognizant U.S. Foundation, which is focused on science, technology, engineering and math education in the United States. The expense was reported in the caption "Selling, general and administrative expenses" in our consolidated statement of operations. Additionally, two of our executive officers served as directors of the Cognizant U.S. Foundation in 2018 and during the nine months ended September 30, 2019.

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

In 2019, we made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to charge to our business segments costs that are directly managed and controlled by them. Specifically, segment operating profit now includes certain benefit, immigration, recruitment and sales and field marketing costs, which were previously included in "unallocated costs." We have reported our 2019 segment operating profits using the new allocation methodology and have restated the 2018 results to conform to the new methodology. Additionally, we combined our energy and utilities operating segment with our manufacturing and logistics operating segment for our internal reporting. Our products and resources segment, which was previously comprised of four operating segments ((i) retail and consumer goods; (ii) manufacturing and logistics; (iii) travel and hospitality; and (iv) energy and utilities) is now comprised of three operating segments ((i) retail and consumer goods; (ii) manufacturing, logistics, energy and utilities; and (iii) travel and hospitality). This change reflects how this operating segment is currently managed and reported to chief operating decision makers but will not affect our reportable segment financial results.
Expenses included in segment operating profit consist principally of direct selling and delivery costs (including stock-based compensation expense) as well as a per employee charge for use of our global delivery centers and infrastructure. Certain selling, general and administrative expenses, the excess or shortfall of incentive compensation for commercial and delivery personnel as compared to target, costs related to our realignment program, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated costs” and adjusted against our total income from operations. The incremental accrual related to the India Defined Contribution Obligation recorded in the first quarter of 2019 has been excluded from segment operating profits for the nine months ended September 30, 2019. Additionally, the initial funding of the Cognizant U.S. Foundation recorded in the second quarter of 2018 has been excluded from segment operating profits for the nine months ended September 30, 2018. These costs are included in "unallocated costs" in the table below. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.
For revenues by reportable segment and geographic area, please see Note 2.
Segment operating profits by reportable segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Financial Services	$418	433	$1,225	$1,321
Healthcare	312	374	963	1,063
Products and Resources	274	259	763	765
Communications, Media and Technology	186	182	544	516
Total segment operating profit	1,190	1,248	3,495	3,665
Less: unallocated costs	521	503	1,668	1,557
Income from operations	$669	$745	$1,827	$2,108

Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
	September 30, 2019	December 31, 2018
	(in millions)
Long-lived Assets: (1)
North America(2)	$451	$436
Europe	97	105
Rest of World (3)	770	853
Total	$1,318	$1,394

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(2)	Substantially all relates to operations in the United States.

(3)	Substantially all of these long-lived assets relate to our operations in India.

Note 16— Subsequent Events

Acquisition

In October 2019, we acquired Contino Holdings, Inc ("Contino") for cash consideration of $220 million. Contino is a privately-held technology consulting firm that specializes in enterprise DevOps and cloud transformation.

Restructuring Plan
On October 30, 2019, we committed to our 2020 Fit for Growth Plan, which will involve significant investments in technology, sales and marketing, talent reskilling, acquisitions and partnerships to further sharpen our strategic positioning in key digital areas. The 2020 Fit for Growth Plan will also involve certain measures commencing in the fourth quarter of 2019 to optimize our cost structure in order to partially fund these investments and advance our growth agenda. In the fourth quarter of 2019 and in 2020, the optimization measures that are part of the 2020 Fit for Growth Plan are expected to result in total restructuring charges in the range of $150 million to $200 million, primarily related to severance and facility exit costs.

Dividend

On October 30, 2019, our Board of Directors approved the Company's declaration of a $0.20 per share dividend with a record date of November 19, 2019 and a payment date of November 29, 2019.

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
Q3 2019 Financial Results
The following table sets forth a summary of our financial results for the three months ended September 30, 2019 and 2018:

			Increase / (Decrease)
	2019	2018	$	%
	(Dollars in millions, except per share data)
Revenues	$4,248	$4,078	$170	4.2
Income from operations	669	745	(76)	(10.2)
Net income	497	477	20	4.2
Diluted earnings per share	0.90	0.82	0.08	9.8
Other Financial Information[1]
Adjusted Income from Operations	$734	$756	$(22)	(2.9)
Adjusted Diluted Earnings Per Share ("Adjusted Diluted EPS")	1.08	1.05	0.03	2.9

[1]
Adjusted Income From Operations and Adjusted Diluted EPS are not measurements of financial performance prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

During the quarter ended September 30, 2019, revenues increased by $170 million as compared to the quarter ended September 30, 2018, representing growth of 4.2%, or 5.1% on a constant currency basis ("CC")2. Revenues from customers added, including those related to acquisitions and a strategic partnership with three Finnish financial institutions to transform and operate a shared core banking platform ("Samlink"), since September 30, 2018 were $160 million.
The following charts set forth revenues and revenue growth by business segment and geography for the three months ended September 30, 2018 and 2019.

**Revenues by Segment**
**(dollars in millions)**

$1,464
$1,492
$1,189
$1,175
$863
$966
$562
$615
2018
2019
2018
2019
2018
2019
2018
2019
Financial Services ▲1.9% / ▲3.0% CC
Healthcare ▼1.2% / ▼0.9% CC
Products and Resources ▲11.9% / ▲13.4% CC
Communications, Media and Technology ▲9.4% / ▲10.6% CC

**Revenues by Geography**
**(dollars in millions)**

$3,107
$3,223
$325
$325
$398
$430
$248
$270
2018
2019
2018
2019
2018
2019
2018
2019
North America ▲3.7% / ▲3.7% CC
United Kingdom 0.0% / ▲4.5% CC
Continental Europe ▲8.0% / ▲12.3% CC
Rest of World ▲8.9% / ▲11.1% CC

•
Revenues in our Financial Services segment remained relatively flat, increasing in our Continental Europe and North America regions primarily due to revenues from our recently completed acquisitions and Samlink, while decreasing in our United Kingdom and Rest of World regions as certain banking customers continue to transition the support of some of their legacy systems and operations to captives.

•
Revenues in our Healthcare segment in our North America region were negatively impacted by mergers within the healthcare industry, the establishment of an offshore captive by a large customer, the Customer Dispute[3] and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government, partially offset by growth among our life sciences customers in this region. Revenues from our life sciences customers in our Europe and Rest of World regions increased primarily due to revenues from our recently completed acquisition of Zenith Technologies.

•
Revenue growth in our Products and Resources segment was strongest in our North America and Rest of World regions and was primarily driven by our customers' adoption and integration of digital technologies and revenues from our recently completed acquisitions.

•
Revenue growth in our Communications, Media and Technology segment was strongest in our North America region and was primarily driven by the demand from our technology customers for digital content services and solutions and revenues from our recently completed acquisitions.

During the three months ended September 30, 2019 we incurred $65 million in realignment charges that included $33 million in employee separation costs, $18 million in employee retention costs and $14 million in third party realignment costs. See Note 4 to our unaudited consolidated financial statements for additional information. We anticipate that the employee separations completed as part of our realignment program in the second and third quarters of 2019 will reduce our compensation expense by approximately $140 million on an annualized basis. We expect to incur additional realignment charges related to our previously announced retention program of approximately $30 million in the fourth quarter of 2019 and $17 million in the first half of 2020.

[2]	Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

[3]	Contractual dispute with a Healthcare customer related to a large volume-based contract further described in Note 2 to our unaudited consolidated financial statements.

Over the next two years, we intend to implement our 2020 Fit for Growth Plan, which will involve significant investments in technology, sales and marketing, talent reskilling, acquisitions and partnerships to further sharpen our strategic positioning in key digital areas. The 2020 Fit for Growth Plan will also involve certain measures commencing in the fourth quarter of 2019 to optimize our cost structure in order to partially fund these investments and advance our growth agenda. In the fourth quarter of 2019 and in 2020, the optimization measures that are part of the 2020 Fit for Growth Plan are expected to result in total charges in the range of $150 million to $200 million, primarily related to severance and facility exit costs. The optimization measures are expected to generate an annualized savings run rate, before anticipated investments, in the range of approximately $500 million to $550 million in 2021.
Additionally, we have determined that certain content-related work is not in line with our long-term strategic vision for the Company. This work is largely focused on determining whether certain content violates client standards - and can involve objectionable materials. As part of our 2020 Fit for Growth Plan, we intend to exit this work over the course of the next year and the associated severance and facility costs are included in the expected charges for the plan. Our other content-related work will continue. In the meantime, we will comply with our contractual obligations and determine the best mutual path forward with the small number of affected clients. Additionally, our strategic decision to exit this work may negatively impact our relationship with the affected clients and the revenues from other services we provide to them. Therefore, we estimate that we may lose revenues of $240 million to $270 million on an annualized basis within our Communications, Media and Technology segment in North America. We anticipate revenues will ramp down over the next one to two years and therefore the impact on 2020 revenues may be lower than the expected annualized run rate.
Our operating margin and Adjusted Operating Margin4 decreased to 15.7% and 17.3%, respectively, for the quarter ended September 30, 2019 from 18.3% and 18.5%, respectively, for the quarter ended September 30, 2018. The decreases in our GAAP operating margin and Adjusted Operating Margin4 were due to an increase in costs related to our delivery personnel (including employees and subcontractors) outpacing revenue growth, the negative impacts of our recently completed acquisitions, contract renegotiations with recently merged Healthcare customers and the Customer Dispute, partially offset by the impact of lower incentive-based compensation accrual rates, costs savings realized as a result of the employee severance program undertaken in June 2019 and the U.S. Foreign Corrupt Practices Act ("FCPA") accrual recorded in the third quarter of 2018. Our 2019 GAAP operating margin was also negatively impacted by higher realignment charges.
In the third quarter of 2019, we returned $330 million to our stockholders through $219 million in share repurchases under our stock repurchase program and $111 million in dividend payments.
Other Matters

As previously disclosed, we accrued $117 million in the first quarter of 2019 related to the India Defined Contribution Obligation as described in Note 13 to our unaudited consolidated financial statements. We continue to anticipate that the Indian government will review the matter. As such, the ultimate amount of our obligation may be materially different from the amount accrued.
As previously disclosed, we are involved in an ongoing dispute with the Indian Income Tax Department ("ITD") described in Note 9 to our unaudited consolidated financial statements. The dispute with the ITD is currently pending and no final decision has been reached.
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

[4]
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

•	Cost optimization measures implemented as part of our 2020 Fit for Growth Plan;

•	Disruption of our operations related to our new CEO transition, including any disruption from the diversion of efforts of the executive management team and departures of senior personnel;

•	Uncertainty regarding regulatory changes, including potential regulatory changes with respect to immigration and taxes;

•	Costs related to the potential resolution of legal and regulatory matters discussed in Note 13 to our unaudited consolidated financial statements;

•
Clarification, if any, by the Indian government as to the application of the Supreme Court's ruling related to the India Defined Contribution Obligation. See Note 13 to our unaudited consolidated financial statements; and

•	Volatility in foreign currency rates.
In response to this environment, through the implementation of our 2020 Fit for Growth Plan and other initiatives, we plan to:

•	Continue to invest in our digital capabilities across industries and geographies;

•	Continue to invest in our talent base, including through local hiring and re-skilling, and new service offerings, including digital technologies and new delivery models;

•	Partner with our existing customers to garner an increased portion of our customers’ overall spend by providing innovative solutions;

•	Focus on growing our business in Europe, the Middle East, Asia Pacific and Latin America;

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

		% of		% of	Increase / Decrease
	2019	Revenues	2018	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$4,248	100.0	$4,078	100.0	$170	4.2
Cost of revenues(1)	2,681	63.1	2,480	60.8	201	8.1
Selling, general and administrative expenses(1)	771	18.1	734	18.0	37	5.0
Depreciation and amortization expense	127	3.0	119	2.9	8	6.7
Income from operations	669	15.7	745	18.3	(76)	(10.2)
Other income (expense), net	(11)		(83)		72	(86.7)
Income before provision for income taxes	658	15.5	662	16.2	(4)	(0.6)
Provision for income taxes	(160)		(185)		25	(13.5)
Income from equity method investments	(1)		—		(1)
Net income	$497	11.7	$477	11.7	$20	4.2
Diluted earnings per share	$0.90		$0.82		$0.08

Other Financial Information[5]
Adjusted Income from Operations and Adjusted Operating Margin	$734	17.3	$756	18.5	$(22)	(2.9)
Adjusted Diluted EPS	$1.08		$1.05		$0.03	2.9

(1)	Exclusive of depreciation and amortization expense.
Revenues - Overall
During the quarter ended September 30, 2019, revenues increased by $170 million as compared to the quarter ended September 30, 2018, representing growth of 4.2%, or 5.1% on a constant currency basis5. Revenues from customers added, including those related to acquisitions and Samlink, since September 30, 2018 were $160 million.
Revenues from our top customers as a percentage of total revenues were as follows:

	Three Months Ended September 30,
	2019	2018
Top five customers	7.9%	8.7%
Top ten customers	14.4%	15.5%

[5]
Adjusted Income From Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the three months ended September 30:

	2019	2018	Increase/ (Decrease)
			$	%	CC %[6]
	(Dollars in millions)
Financial Services	$1,492	$1,464	$28	1.9	3.0%
Healthcare	1,175	1,189	(14)	(1.2)	(0.9)%
Products and Resources	966	863	103	11.9	13.4%
Communications, Media and Technology	615	562	53	9.4	10.6%
Total revenues	$4,248	$4,078	$170	4.2	5.1%
Financial Services
Revenues from our Financial Services segment grew 1.9%, or 3.0% on a constant currency basis6, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Revenues in this segment increased by $24 million from our insurance customers and $4 million among our banking customers. Revenues from customers added, including those related to acquisitions and Samlink, since September 30, 2018 were $57 million. Demand in this segment was driven by our customers' focus on cost optimization in the face of profitability pressures, their need to be compliant with significant regulatory requirements and adaptable to regulatory change, and their adoption and integration of digital technologies that are reshaping their business and operating models, including customer experience enhancement, robotic process automation and analytics and artificial intelligence. Demand from certain banking customers has been and may continue to be negatively affected as they transition the support of some of their legacy systems and operations to captives.
Healthcare
Revenues from our Healthcare segment decreased 1.2%, or 0.9% on a constant currency basis6, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Revenues in this segment increased $61 million from our life science customers compared to a decrease of $75 million among our healthcare customers. Revenues from our healthcare customers were negatively impacted by the mergers within the segment, the establishment of an offshore captive by a large customer, the Customer Dispute, and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government, partially offset by revenues from our recently completed acquisitions. Revenues from customers added since September 30, 2018 were $20 million. Demand in this segment was driven by emerging industry trends, including enhanced compliance, integrated health management, claims investigative services, as well as services that drive operational improvements in areas such as claims processing, enrollment, membership and billing, in addition to the adoption and integration of digital technologies, such as artificial intelligence, personalized care plans and predictive data analytics to improve patient outcomes. Demand from our healthcare customers may continue to be affected by uncertainty in the regulatory environment and industry-specific trends, including industry consolidation and convergence. We believe that, in the long term, the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs and the consumerization of healthcare.
Products and Resources
Revenues from our Products and Resources segment grew 11.9%, or 13.4% on a constant currency basis6, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Revenue growth was strong among our retail and consumer goods customers, where revenue increased by $44 million, and our manufacturing, logistics, energy and utilities customers, where revenue increased by $44 million. Revenue from our travel and hospitality customers increased by $15 million. Revenues from customers added, including those related to acquisitions, since September 30, 2018 were $49 million. Demand in this segment was driven by our customers’ focus on improving the efficiency of their operations, the enablement and integration of mobile platforms to support sales and other omni-channel commerce initiatives, and their adoption and integration of digital technologies, such as the application of intelligent systems to manage supply chain and enhance overall customer experiences.

[6]	Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 9.4%, or 10.6% on a constant currency basis7, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Growth was strongest among our technology customers where revenues increased $45 million while revenues from our communications and media customers increased by $8 million. Revenues from customers added, including those related to acquisitions, since September 30, 2018 were $34 million. Demand in this segment was driven by our customers’ need to manage their digital content, create differentiated user experiences, expand their range of services, including business process services, transition to agile development methodologies, enhance their network and adopt and integrate digital technologies, such as cloud enablement and interactive and connected products. In 2020, revenues within this segment will be significantly affected by our strategic decision to exit certain content-related services. Additionally, demand among our technology customers may be affected by uncertainty in the regulatory environment while significant merger and acquisition activity may impact our customers in the communications and media industry.
Revenues - Geographic Markets
Revenues by geographic market were as follows for the three months ended September 30:

	2019	2018	Increase / (Decrease)
			$	%	CC %[7]
	(Dollars in millions)
North America	$3,223	$3,107	$116	3.7	3.7
United Kingdom	325	325	—	—	4.5
Continental Europe	430	398	32	8.0	12.3
Europe - Total	755	723	32	4.4	8.8
Rest of World	270	248	22	8.9	11.1
Total revenues	$4,248	$4,078	$170	4.2	5.1
North America continues to be our largest market, representing 75.9% of total revenues for the third quarter of 2019 and 68.2% of total revenue growth from the third quarter of 2018. Revenue growth in our North America region was driven by the demand for digital content services and solutions by customers in our Communications, Media and Technology segment, the adoption and integration of digital technologies by customers in our Products and Resources segment and revenues from recently completed acquisitions, partially offset by lower revenue in our Healthcare segment, which was negatively impacted by the mergers within the segment, the establishment of an offshore captive by a large customer, the Customer Dispute and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government. Revenue growth in our Continental Europe and the United Kingdom regions includes revenues from Samlink and recently completed acquisitions. Revenue growth in our Rest of World region was driven by strength in our Products and Resources and Communications, Media and Technology segments. Revenue growth in our United Kingdom and Rest of World regions was negatively affected as certain banking customers in these regions transition the support of some of their legacy systems and operations to captives. We believe that there are opportunities for growth across all our geographic markets.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. Our cost of revenues increased by 8.1% during the third quarter of 2019 as compared to the third quarter of 2018, increasing as a percentage of revenues to 63.1% in the third quarter of 2019 compared to 60.8% in the third quarter of 2018. The increase in cost of revenues, as a percentage of revenues, was due primarily to an increase in costs related to our delivery personnel (including employees and subcontractors) as headcount growth outpaced revenue growth, partially offset by lower incentive-based compensation accrual rates in 2019.

[7]	Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Selling, General and Administrative ("SG&A") Expenses and Depreciation and Amortization Expense
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. SG&A expenses increased by 5.0% during the third quarter of 2019 as compared to the third quarter of 2018, driven by higher realignment charges and costs related to our recently completed acquisitions, partially offset by the FCPA accrual in the third quarter of 2018. SG&A expenses and depreciation and amortization expense remained relatively flat as a percentage of revenues.
Income from Operations and Operating Margin - Overall
Our operating margin and Adjusted Operating Margin8 decreased to 15.7% and 17.3%, respectively, for the quarter ended September 30, 2019 from 18.3% and 18.5%, respectively, for the quarter ended September 30, 2018. The decreases in our GAAP operating margin and Adjusted Operating Margin8 were due to an increase in costs related to our delivery personnel (including employees and subcontractors) outpacing revenue growth, the negative impacts of our recently completed acquisitions, contract renegotiations with recently merged Healthcare customers and the Customer Dispute, partially offset by the impact of lower incentive-based compensation accrual rates, costs savings realized as a result of the employee severance program undertaken in June 2019 and the FCPA accrual recorded in the third quarter of 2018. Our 2019 GAAP operating margin was also negatively impacted by higher realignment charges.
We finished the third quarter of 2019 with approximately 289,900 employees, which is an increase of approximately 15,700 as compared to September 30, 2018. Annualized turnover, including both voluntary and involuntary, was approximately 24.1% for the three months ended September 30, 2019. Attrition is weighted towards the more junior members of our staff.

Segment Operating Profit

Segment operating profits were as follows for the three months ended September 30:

	2019	Operating Margin %	2018	Operating Margin %	Increase / (Decrease)
	(Dollars in millions)
Financial Services	$418	28.0	$433	29.6	$(15)
Healthcare	312	26.6	374	31.5	(62)
Products and Resources	274	28.4	259	30.0	15
Communications, Media and Technology	186	30.2	182	32.4	4
Total segment operating profit	1,190	28.0	1,248	30.6	(58)
Less: unallocated costs	521		503		18
Income from operations	$669	15.7	$745	18.3	$(76)

Across all our operating segments, operating margins decreased as costs related to our delivery personnel (including employees and subcontractors) outpaced revenue growth. Additionally, operating margins in Healthcare were negatively affected by mergers among several of our healthcare customers and the Customer Dispute.
Certain SG&A expenses, the excess or shortfall of incentive compensation for commercial and delivery personnel as compared to target, costs related to our realignment program, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed above as “unallocated costs” and adjusted against our total income from operations. The increase in unallocated costs in the third quarter of 2019 from the third quarter of 2018 is due to higher realignment charges incurred in the third quarter of 2019, partially offset by a shortfall of incentive-based compensation as compared to target in the third quarter of 2019.

[8]
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

Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended September 30:

	2019	2018	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses)	$(53)	$(125)	$72
Gains on foreign exchange forward contracts not designated as hedging instruments	6	3	3
Foreign currency exchange gains (losses), net	(47)	(122)	75
Interest income	43	47	(4)
Interest expense	(7)	(6)	(1)
Other, net	—	(2)	2
Total other income (expense), net	$(11)	$(83)	$72
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets and liabilities in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on our foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee, Euro, British pound and other non-U.S. dollar denominated net monetary assets and liabilities. As of September 30, 2019, the notional value of our undesignated hedges was $461 million. The decrease in interest income of $4 million was primarily attributable to a decrease in average invested balances in 2019.
Provision for Income Taxes
The provision for income taxes decreased to $160 million during the three months ended September 30, 2019 from $185 million during the three months ended September 30, 2018. The effective income tax rate decreased to 24.3% for the three months ended September 30, 2019 compared to 27.9% for the three months ended September 30, 2018 primarily due to a lower effective income tax rate for our India subsidiaries in 2019 driven by lower taxable foreign currency exchange gains on their statutory books as compared to 2018. The 2018 effective tax rate was additionally adversely impacted by the FCPA accrual (see Note 13 to our unaudited consolidated financial statements for additional information), which was not deductible for tax purposes.
Net Income
Net income increased to $497 million for the three months ended September 30, 2019 from $477 million for the three months ended September 30, 2018, representing 11.7% of revenues for each period.

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

	2019	% of Revenues	2018	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$669	15.7	$745	18.3
Realignment charges (1)	65	1.6	11	0.2
Adjusted Income from Operations and Adjusted Operating Margin	$734	17.3	$756	18.5

GAAP diluted EPS	$0.90		$0.82
Effect of above adjustments, pre-tax	0.12		0.02
Non-operating foreign currency exchange (gains) losses, pre-tax (2)	0.09		0.21
Tax effect of above adjustments (3)	(0.03)		0.01
Effect of adjustment to the one-time income tax expense related to the Tax Reform Act (4)	—		(0.01)
Adjusted Diluted EPS	$1.08		$1.05

(1)
As part of the realignment program, during the three months ended September 30, 2019, we incurred employee separation costs, employee retention costs and third party realignment costs. See Note 4 to our unaudited consolidated financial statements for additional information.

(2)
Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

(3)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended September 30,
	2019	2018
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$17	$3
Foreign currency exchange gains and losses	(2)	(6)
The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

(4)
During the three months ended September 30, 2018, we finalized our calculation of the one-time net income tax expense related to the enactment of the Tax Cuts and Jobs Act ("Tax Reform Act") and recognized a $5 million income tax benefit, which reduced our provision for income taxes.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

		% of		% of	Increase / Decrease
	2019	Revenues	2018	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$12,499	100.0	$11,996	100.0	$503	4.2
Cost of revenues(1)	7,885	63.1	7,298	60.8	587	8.0
Selling, general and administrative expenses(1)	2,412	19.3	2,250	18.8	162	7.2
Depreciation and amortization expense	375	3.0	340	2.8	35	10.3
Income from operations	1,827	14.6	2,108	17.6	(281)	(13.3)
Other income (expense), net	90		(126)		216	(171.4)
Income before provision for income taxes	1,917	15.3	1,982	16.5	(65)	(3.3)
Provision for income taxes	(469)		(530)		61	(11.5)
Income from equity method investments	(1)		1		(2)
Net income	$1,447	11.6	$1,453	12.1	$(6)	(0.4)
Diluted earnings per share	$2.57		$2.48		$0.09
Other Financial Information (9)
Adjusted Income From Operations and Adjusted Operating Margin	$2,060	16.5	$2,220	18.5	$(160)	(7.2)
Adjusted Diluted EPS	$2.93		$3.04		$(0.11)

(1)	Exclusive of depreciation and amortization expense.

Revenues - Overall
During the nine months ended September 30, 2019, revenues increased by $503 million as compared to the nine months ended September 30, 2018, representing growth of 4.2%, or 5.5% on a constant currency basis9. Revenues from customers added, including those related to acquisitions and Samlink, since September 30, 2018 were $317 million.

Revenues from our top customers as a percentage of total revenues were as follows:

	Nine Months Ended September 30,
	2019	2018
Top five customers	8.1%	8.7%
Top ten customers	14.8%	15.5%

[9]
Adjusted Income From Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the nine months ended September 30:

	2019	2018	Increase / (Decrease)
			$	%	CC %[10]
	(Dollars in millions)
Financial Services	$4,401	$4,394	$7	0.2	1.6
Healthcare	3,474	3,466	8	0.2	0.7
Products and Resources	2,807	2,524	283	11.2	13.2
Communications, Media and Technology	1,817	1,612	205	12.7	14.6
Total revenues	$12,499	$11,996	$503	4.2	5.5
Financial Services
Revenues from our Financial Services segment grew 0.2%, or 1.6% on a constant currency basis10, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Revenues in this segment increased $31 million from our insurance customers compared to a decrease of $24 million among our banking customers. Revenues from customers added, including those related to acquisitions and Samlink, since September 30, 2018 were $87 million. Demand in this segment was driven by our customers' focus on cost optimization in the face of profitability pressures, the need to be compliant with significant regulatory requirements and adaptable to regulatory change, and their adoption and integration of digital technologies that are reshaping our customers' business and operating models, including customer experience enhancement, robotic process automation and analytics and artificial intelligence. Demand from certain banking customers has been and may continue to be negatively affected as they transition the support of some of their legacy systems and operations to captives.
Healthcare
Revenues from our Healthcare segment grew 0.2%, or 0.7% on a constant currency basis10, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Revenues in this segment increased by $164 million among our life science customers compared to a decline of $156 million from our healthcare customers. Revenues from our healthcare customers were negatively impacted by the mergers within the segment, the establishment of an offshore captive by a large customer, the Customer Dispute and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government, partially offset by revenues from Bolder Healthcare Solutions ("Bolder"), which we acquired in the second quarter of 2018. Revenues from customers added since September 30, 2018 were $41 million. Demand in this segment was driven by emerging industry trends, including enhanced compliance, integrated health management, claims investigative services, as well as services that drive operational improvements in areas such as claims processing, enrollment, membership and billing, in addition to the adoption and integration of digital technologies, such as artificial intelligence, personalized care plans and predictive data analytics to improve patient outcomes. Demand from our healthcare customers may continue to be affected by uncertainty in the regulatory environment and industry-specific trends, including industry consolidation and convergence. We believe that, in the long term, the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs and the consumerization of healthcare.
Products and Resources
Revenues from our Products and Resources segment grew 11.2%, or 13.2% on a constant currency basis10, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Revenue growth was strongest among our retail and consumer goods customers, where revenue increased by $153 million. Revenues from our manufacturing, logistics, energy and utilities customers increased by $89 million while revenue from our travel and hospitality customers increased by $41 million. Revenues from customers added, including those related to acquisitions, since September 30, 2018 were $106 million. Demand in this segment was driven by our customers’ focus on improving the efficiency of their operations, the enablement and integration of mobile platforms to support sales and other omni-channel commerce initiatives, and their adoption and integration of digital technologies, such as the application of intelligent systems to manage supply chain and enhance overall customer experiences.

[10]	Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 12.7%, or 14.6% on a constant currency basis11, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Growth was stronger among our technology customers where revenues increased $184 million as compared to an increase of $21 million for our communications and media customers. A significant portion of the revenue growth within this segment was generated by a small number of customers and there can be no guarantee that the revenue generated by these customers will continue to grow at a similar pace. Revenues from customers added, including those related to acquisitions, since September 30, 2018 were $83 million. Demand in this segment was driven by our customers’ need to manage their digital content, create differentiated user experiences, expand their range of services, including business process services, transition to agile development methodologies, enhance their network and adopt and integrate digital technologies, such as cloud enablement and interactive and connected products. In 2020, revenues within segment will be affected by our strategic decision to exit certain content-related services. Additionally, demand among our technology customers may be affected by uncertainty in the regulatory environment while significant merger and acquisition activity may impact our customers in the communications and media industry.
Revenues - Geographic Markets
Revenues by geographic market were as follows for the nine months ended September 30:

	2019	2018	Increase / (Decrease)
			$	%	CC %[11]
	(Dollars in millions)
North America	$9,485	$9,149	$336	3.7	3.7
United Kingdom	976	944	32	3.4	8.6
Continental Europe	1,262	1,153	109	9.5	15.4
Europe - Total	2,238	2,097	141	6.7	12.4
Rest of World	776	750	26	3.5	8.2
Total revenues	$12,499	$11,996	$503	4.2	5.5
North America continues to be our largest market, representing 75.9% of total revenues for the nine months ended September 30, 2019 and 66.8% of total revenue growth from the nine months ended September 30, 2018. Revenue growth in our North America region was driven by the demand for digital content services and solutions by customers in our Communications, Media and Technology segment, the adoption and integration of digital technologies by customers in our Products and Resources segment and revenues from recently completed acquisitions, partially offset by lower revenue in our Healthcare segment, which was negatively impacted by the mergers within the segment, the establishment of an offshore captive by a large customer, the Customer Dispute, and a ramp down of a customer relationship in which we were a subcontractor to a third party for the purpose of delivering healthcare-related systems implementation services to local government. Revenue growth in our Continental Europe and the United Kingdom regions includes revenues from Samlink and recently completed acquisitions. Revenue growth in our Rest of World region was driven by strength in our Products and Resources and Healthcare segments. Revenue growth in our United Kingdom and Rest of World regions was negatively affected as certain banking customers in these regions transition the support of some of their legacy systems and operations to captives. We believe that there are opportunities for growth across all our geographic markets.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. Our cost of revenues increased by 8.0% during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, increasing as a percentage of revenues to 63.1% during the 2019 period compared to 60.8% in the 2018 period. The increase in cost of revenues, as a percentage of revenues, was due primarily to an increase in costs related to our delivery personnel (including employees and subcontractors) as headcount growth outpaced revenue growth, partially offset by lower incentive-based compensation accrual rates in 2019 and the depreciation of the Indian rupee (net of the impact of the settlement of our cash flow hedges).

[11]	Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

SG&A Expenses and Depreciation and Amortization
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. SG&A expenses increased by 7.2% during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, increasing as a percentage of revenues to 19.3% during the 2019 period as compared to 18.8% in the 2018 period. The increase, as a percentage of revenues, was due primarily to higher realignment charges, costs related to our recently completed acquisitions, an increase in compensation costs and the impact of bankruptcy filings by some of our Products and Resources customers, partially offset by lower incentive-based compensation accrual rates in 2019 and the depreciation of the Indian rupee (net of the impact of the settlement of our cash flow hedges). Additionally, in the first quarter of 2019 we recorded the incremental accrual related to the India Defined Contribution Obligation. In the second quarter of 2018, we recorded the initial funding of the Cognizant U.S. Foundation. Depreciation and amortization expense increased to 3.0%, as a percentage of revenues, during the 2019 period from 2.8% in the 2018 period primarily driven by the amortization of intangible assets acquired in recent business combinations.
Income from Operations and Operating Margin - Overall
Our operating margin and Adjusted Operating Margin12 decreased to 14.6% and 16.5%, respectively, for the nine months ended September 30, 2019 from 17.6% and 18.5% for the nine months ended September 30, 2018. The decreases in our GAAP operating margin and Adjusted Operating Margin12 were due to an increase in costs related to our delivery personnel (including employees and subcontractors) outpacing revenue growth, the negative impacts of our recently completed acquisitions, contract renegotiations with recently merged Healthcare customers, the Customer Dispute and bankruptcy filings by some of our Products and Resources customers, partially offset by the impact of lower incentive-based compensation accrual rates and the depreciation of the Indian rupee (net of the impact of the settlement of our cash flow hedges). Our 2019 GAAP operating margin was additionally negatively impacted by the incremental accrual related to the India Defined Contribution Obligation and higher realignment charges recorded in the first nine months of 2019 while our 2018 GAAP operating margin was negatively impacted by the initial funding of the Cognizant U.S. Foundation.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 80 basis points, or 0.80 percentage points, during the nine months ended September 30, 2019. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the nine months ended September 30, 2019, the settlement of cash flow hedges had an immaterial impact on our operating margin as compared to a positive impact of approximately 53 basis points or 0.53 percentage points during the nine months ended September 30, 2018.

[12]
Adjusted Operating Margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Segment Operating Profit
Segment operating profits were as follows for the nine months ended September 30:

	2019	Operating Margin %	2018	Operating Margin %	Increase / (Decrease)
	(Dollars in millions)
Financial Services	$1,225	27.8	$1,321	30.1	$(96)
Healthcare	963	27.7	1,063	30.7	(100)
Products and Resources	763	27.2	765	30.3	(2)
Communications, Media and Technology	544	29.9	516	32.0	28
Total segment operating profit	3,495	28.0	3,665	30.6	(170)
Less: unallocated costs	1,668		1,557		111
Income from operations	$1,827	14.6	$2,108	17.6	$(281)
Across all our operating segments, operating margins decreased as costs related to our delivery personnel (including employees and subcontractors) outpaced revenue growth. Additionally, operating margins in Healthcare were negatively affected by mergers among several of our healthcare customers and the Customer Dispute while bankruptcy filings by some of our Products and Resources customers negatively affected the profitability of that segment.
Certain SG&A expenses, the excess or shortfall of incentive compensation for commercial and delivery personnel as compared to target, costs related to our realignment program, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed above as “unallocated costs” and adjusted against our total income from operations. The increase in unallocated costs for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 is due to higher realignment charges incurred in the nine months ended September 30, 2019 and the India Defined Contribution Obligation recorded in the first quarter of 2019, partially offset by a shortfall of incentive-based compensation as compared to target in the nine months ended September 30, 2019 and the initial funding of the Cognizant U.S. Foundation recorded in the second quarter of 2018.
Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the nine months ended September 30:

	2019	2018	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses)	$(30)	$(256)	$226
Gains on foreign exchange forward contracts not designated as hedging instruments	1	23	(22)
Foreign currency exchange gains (losses), net	(29)	(233)	204
Interest income	136	128	8
Interest expense	(20)	(19)	(1)
Other, net	3	(2)	5
Total other income (expense), net	$90	$(126)	$216
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets and liabilities in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on our foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee, Euro, British pound and other non-U.S. dollar denominated net monetary assets and liabilities. As of September 30, 2019, the notional value of our undesignated hedges was $461 million. The increase in interest income of $8 million was primarily attributable to higher yields in 2019.
Provision for Income Taxes
The provision for income taxes decreased to $469 million during the nine months ended September 30, 2019 from $530 million during the nine months ended September 30, 2018. The effective income tax rate decreased to 24.5% for the nine months ended September 30, 2019 from 26.7% for the nine months ended September 30, 2018 primarily due to a lower effective income tax rate for our India subsidiaries in 2019 driven by lower taxable foreign currency exchange gains on their statutory books as compared to 2018.
Net Income
Net income decreased to $1,447 million for the nine months ended September 30, 2019 from $1,453 million for the nine months ended September 30, 2018, representing 11.6% and 12.1% of revenues, respectively.
Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

	2019	% of Revenues	2018	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$1,827	14.6	$2,108	17.6
Realignment charges (1)	116	1.0	12	0.1
Incremental accrual related to the India Defined Contribution Obligation (2)	117	0.9	—	—
Initial funding of Cognizant U.S. Foundation (3)	—	—	100	0.8
Adjusted Income from Operations and Adjusted Operating Margin	$2,060	16.5	$2,220	18.5

GAAP diluted EPS	$2.57		$2.48
Effect of above adjustments, pre-tax	0.41		0.20
Non-operating foreign currency exchange (gains) losses, pre-tax (4)	0.06		0.39
Tax effect of above adjustments (5)	(0.11)		(0.02)
Effect of adjustment to the one-time income tax expense related to the Tax Reform Act (6)	—		(0.01)
Adjusted Diluted EPS	$2.93		$3.04

(1)
As part of the realignment program, during the nine months ended September 30, 2019, we incurred Executive Transition Costs, employee separation costs, employee retention costs and third party realignment costs. See Note 4 to our unaudited consolidated financial statements for additional information.

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

(5)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$30	$3
Incremental accrual related to the India Defined Contribution Obligation	31	—
Initial funding of Cognizant U.S. Foundation	—	28
Foreign currency exchange gains and losses	(1)	(15)
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

Liquidity and Capital Resources

Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of September 30, 2019, we had cash, cash equivalents and short-term investments of $3,077 million, of which $419 million was restricted and not available for use as a result of our ongoing dispute with the ITD as described in Note 9 to our unaudited consolidated financial statements. Additionally, as of September 30, 2019, we had available capacity under our credit facilities of approximately $1,934 million.

The following table provides a summary of our cash flows for the nine months ended September 30:

	2019	2018	Increase / Decrease
	(in millions)
Net cash provided by (used in):
Operating activities	$1,561	$1,890	$(329)
Investing activities	1,963	(1,077)	3,040
Financing activities	(2,316)	(1,368)	(948)

Operating activities
The decrease in cash provided by operating activities for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the decrease in income from operations and an increase in cash taxes paid during the nine months ended September 30, 2019.
We monitor turnover, aging and the collection of accounts receivable by customer. Our days sales outstanding ("DSO") calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. Our DSO was 78 days as of September 30, 2019, 75 days as of December 31, 2018 and 76 days as of September 30, 2018.

Investing activities
Net cash provided by investing activities for the nine months ended September 30, 2019 was driven by net sales of investments partially offset by payments for acquisitions and outflows for capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2018 is related to payments for acquisitions, outflows for capital expenditures and net purchases of investments.

Financing activities
The increase in cash used in financing activities for the nine months ended September 30, 2019 was primarily attributable to higher repurchases of common stock in 2019, including our $600 million accelerated stock repurchase agreement, compared to the same period in 2018. Additionally, during the nine months ended September 30, 2018 we had net repayments under the term loan and revolving credit facility.

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
The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50 to 1.00, or for a period of up to four quarters following certain material acquisitions, 3.75 to 1.00. We were in compliance with all debt covenants and representations of the Credit Agreement as of September 30, 2019. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of September 30, 2019 and through the date of this filing.
In September 2019, our India subsidiary entered into a one-year 13 billion Indian rupee ($184 million at the September 30, 2019 exchange rate) working capital facility, which requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made prior to 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed in February 2020. As of September 30, 2019, there was no balance outstanding under the working capital facility.
During the nine months ended September 30, 2019, we returned $2,349 million to our stockholders through $2,006 million in share repurchases under our stock repurchase program and $343 million in dividend payments funded primarily with the proceeds from the liquidation of our available-for-sale investment portfolio and operating cash flows. We review our capital return plan on an on-going basis, considering our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.

Other Liquidity and Capital Resources Information
We seek to ensure that our worldwide cash is available in the locations in which it is needed. As part of our ongoing liquidity assessments, we regularly monitor the mix of our domestic and international cash flows and cash balances. As of September 30, 2019, the amount of our cash, cash equivalents and short-term investments held outside the United States was $2,834 million, of which $2,433 million was in India. As further described in Note 9 to our unaudited consolidated financial statements, certain short-term investment balances in India totaling $419 million as of September 30, 2019, were restricted in connection with our dispute with the ITD. The affected balances may continue to remain restricted and unavailable for our use while the dispute is ongoing.

We evaluate on an ongoing basis what portion of the non-U.S. cash, cash equivalents and short-term investments held outside India is needed locally to execute our strategic plans and what amount is available for repatriation back to the United States. We consider our earnings in India to be indefinitely reinvested, which is consistent with our ongoing strategy to expand our Indian operations, including through infrastructure investments. However, future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws, that may lead us to repatriate the undistributed Indian earnings. As of September 30, 2019, the amount of unrepatriated Indian earnings was approximately $5,203 million. If all of our accumulated unrepatriated Indian earnings were to be repatriated, based on our current interpretation of India tax law, we estimate that we would incur an additional income tax expense of approximately $1,093 million. This estimate is subject to change based on tax legislation developments in India and other jurisdictions as well as judicial and interpretive developments of applicable tax laws.
We expect our operating cash flow, cash and investment balances (excluding the $419 million of India restricted assets described in Note 9 to our unaudited consolidated financial statements), together with our available capacity under our credit facilities to be sufficient to meet our operating requirements, in the United States, India and globally, for the next twelve months. Our ability to expand and grow our business in accordance with current plans, make acquisitions and form joint ventures, meet our long-term capital requirements beyond a twelve-month period and execute our capital deployment plan will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to pay for acquisitions and joint ventures with capital stock and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

Commitments and Contingencies

See Note 13 to our unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the nine months ended September 30, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues or operating margins, earnings, capital expenditures, anticipated effective tax rates and tax expense, liquidity, access to capital, capital deployment plan, investment strategies, cost management, realignment program, 2020 Fit for Growth Plan, plans and objectives, including those related to our digital practice areas, investment in our business, potential acquisitions, industry trends, customer behaviors and trends, the outcome of regulatory and litigation matters, the incremental accrual related to the India Defined Contribution Obligation and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:

•	economic and political conditions globally and in particular in the markets in which our customers and operations are concentrated;

•	our ability to attract, train and retain skilled professionals, including highly skilled technical personnel to satisfy customer demand and senior management to lead our business globally;

•	challenges related to growing our business organically as well as inorganically through acquisitions, and our ability to achieve our targeted growth rates;

•	our ability to achieve our profitability and capital return goals;

•	our ability to successfully implement our 2020 Fit for Growth Plan and achieve the anticipated benefits from the plan;

•	our ability to meet specified service levels required by certain of our contracts;

•	intense and evolving competition in the rapidly changing markets we compete in;

•	legal, reputational and financial risks if we fail to protect customer and/or Cognizant data from security breaches or cyberattacks;

•	the effectiveness of our business continuity and disaster recovery plans and the potential that our global delivery capacity could be impacted;

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2019, we repurchased $219 million of our Class A common stock under our stock repurchase program. The stock repurchase activity under our stock repurchase program during the three months ended September 30, 2019 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2019 - July 31, 2019
Open market purchases	271,282	$64.08	271,282	$721
August 1, 2019 - August 31, 2019
Open market purchases	2,900,000	61.22	2,900,000	543
September 1, 2019 - September 30, 2019
Open market purchases	386,876	61.76	386,876	519
Total	3,558,158	$61.49	3,558,158
During the three months ended September 30, 2019, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended September 30, 2019, such repurchases totaled 0.4 million shares at an aggregate cost of $22 million.

Item 5. Other Information

On October 30, 2019, we committed to our 2020 Fit for Growth Plan, which will involve significant investments in technology, sales and marketing, talent reskilling, acquisitions and partnerships to further sharpen our strategic positioning in key digital areas. The 2020 Fit for Growth Plan will also involve certain measures commencing in the fourth quarter of 2019 to optimize our cost structure in order to partially fund these investments and advance our growth agenda. The plan was developed through the course of a business review initiated in May 2019 to, among other things, identify, prioritize and put into action key initiatives aimed at accelerating our revenue growth and streamlining our cost structure.
As part of the 2020 Fit for Growth Plan, we plan to eliminate approximately 10,000 to 12,000 mid-to-senior level roles, which we expect to result in a net reduction of approximately 5,000 to 7,000 employees as we will aim to reskill employees where feasible and reduce lateral hiring. Also as part of the plan, we expect to eliminate approximately 6,000 roles in connection with our decision to exit certain content-related work that is not in line with our long-term strategic vision for the Company. Beginning in the fourth quarter of 2019 and through 2020, the optimization measures that are part of the 2020 Fit for

Growth Plan are expected to result in total pre-tax charges in the range of $150 million to $200 million, primarily related to severance ($125 million to $165 million) and facility exit costs ($25 million to $35 million). Substantially all of the pre-tax charges will result in cash expenditures in future periods. We expect the optimization measures of the plan to be substantially completed by the end of 2020 and to generate an annualized savings run rate, before anticipated investments, in the range of $500 million to $550 million in 2021.

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

Cognizant Technology Solutions Corporation

Date:	October 31, 2019	By:	/s/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2019	By:	/s/ KAREN MCLOUGHLIN
Karen McLoughlin,
Chief Financial Officer
(Principal Financial Officer)