Form 10-Q
period 2020-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2020-05-08
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2020
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 1, 2020:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	540,580,052

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial Intelligence
ASC	Accounting Standards Codification
ASR	Accelerated Stock Repurchase
Budget	Union Budget of India for 2020-2021
CC	Constant Currency
CIT	Commissioner of Income Tax
Credit Loss Standard	ASC Topic 326: "Financial Instruments - Credit Losses"
Code Zero	Code Zero, LLC
Court	Madras High Court
COVID-19	The novel coronavirus disease
Credit Agreement	Credit agreement with a commercial bank syndicate dated November 5, 2018
CTS India	Our principal operating subsidiary in India
DDT	Dividend Distribution Tax
Division Bench	Division Bench of the Madras High Court
DSO	Days Sales Outstanding
EPS	Earnings Per Share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Transition Costs	Costs associated with our CEO transition and the departure of our President
GAAP	Generally Accepted Accounting Principles
HR	Human Resources
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IoT	Internet of Things
ITD	Indian Income Tax Department
Lev	Levementum LLC
LIBOR	London Inter-bank Offered Rate
Samlink	Oy Samlink Ab
SEC	United States Securities and Exchange Commission
SCI	Supreme Court of India
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan
Zenith	Zenith Technologies Limited

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$3,886	$2,645
Short-term investments	396	779
Trade accounts receivable, net of allowances of $74 and $67, respectively	3,220	3,256
Other current assets	823	931
Total current assets	8,325	7,611
Property and equipment, net	1,322	1,309
Operating lease assets, net	927	926
Goodwill	4,014	3,979
Intangible assets, net	1,005	1,041
Deferred income tax assets, net	594	585
Long-term investments	433	17
Other noncurrent assets	809	736
Total assets	$17,429	$16,204
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$289	$239
Deferred revenue	354	313
Short-term debt	38	38
Operating lease liabilities	197	202
Accrued expenses and other current liabilities	1,994	2,191
Total current liabilities	2,872	2,983
Deferred revenue, noncurrent	42	23
Operating lease liabilities, noncurrent	734	745
Deferred income tax liabilities, net	31	35
Long-term debt	2,430	700
Long-term income taxes payable	478	478
Other noncurrent liabilities	229	218
Total liabilities	6,816	5,182
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 541 and 548 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	41	33
Retained earnings	10,831	11,022
Accumulated other comprehensive income (loss)	(264)	(38)
Total stockholders’ equity	10,613	11,022
Total liabilities and stockholders’ equity	$17,429	$16,204
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$4,225	$4,110
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,747	2,575
Selling, general and administrative expenses	711	871
Restructuring charges	55	2
Depreciation and amortization expense	133	123
Income from operations	579	539
Other income (expense), net:
Interest income	41	48
Interest expense	(6)	(7)
Foreign currency exchange gains (losses), net	(102)	2
Other, net	(2)	1
Total other income (expense), net	(69)	44
Income before provision for income taxes	510	583
Provision for income taxes	(142)	(142)
Income (loss) from equity method investments	(1)	—
Net income	$367	$441
Basic earnings per share	$0.67	$0.77
Diluted earnings per share	$0.67	$0.77
Weighted average number of common shares outstanding - Basic	546	573
Dilutive effect of shares issuable under stock-based compensation plans	—	2
Weighted average number of common shares outstanding - Diluted	546	575
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019
Net income	$367	$441
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(135)	(2)
Change in unrealized gains and losses on cash flow hedges	(91)	36
Change in unrealized gains and losses on available-for-sale securities	—	6
Other comprehensive income (loss)	(226)	40
Comprehensive income	$141	$481
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2019	548	$5	$33	$11,022	$(38)	$11,022
Cumulative effect of changes in accounting principle(1)	—	—	—	1	—	1
Net income	—	—	—	367	—	367
Other comprehensive income (loss)	—	—	—	—	(226)	(226)
Common stock issued, stock-based compensation plans	2	—	40	—	—	40
Stock-based compensation expense	—	—	55	—	—	55
Repurchases of common stock	(9)	—	(87)	(439)	—	(526)
Dividends declared, $0.22 per share	—	—	—	(120)	—	(120)
Balance, March 31, 2020	541	$5	$41	$10,831	$(264)	$10,613

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2018	577	$6	$47	$11,485	$(114)	$11,424
Cumulative effect of changes in accounting principle(2)	—	—	—	2	—	2
Net income	—	—	—	441	—	441
Other comprehensive income (loss)	—	—	—	—	40	40
Common stock issued, stock-based compensation plans	2	—	50	—	—	50
Stock-based compensation expense	—	—	66	—	—	66
Repurchases of common stock	(10)	—	(99)	(672)	—	(771)
Dividends declared, $0.20 per share	—	—	—	(116)	—	(116)
Balance, March 31, 2019	569	$6	$64	$11,140	$(74)	$11,136

(1)  Reflects the adoption of the Credit Loss Standard as described in Note 1.
(2)  Reflects the adoption of ASC Topic 842 “Leases” on January 1, 2019. Refer to the notes in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$367	$441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136	133
Deferred income taxes	(19)	(42)
Stock-based compensation expense	55	66
Other	144	(7)
Changes in assets and liabilities:
Trade accounts receivable	13	(131)
Other current and noncurrent assets	26	90
Accounts payable	44	49
Deferred revenues, current and noncurrent	59	56
Other current and noncurrent liabilities	(328)	(386)
Net cash provided by operating activities	497	269
Cash flows from investing activities:
Purchases of property and equipment	(112)	(106)
Purchases of available-for-sale investment securities	—	(243)
Proceeds from maturity or sale of available-for-sale investment securities	—	650
Purchases of held-to-maturity investment securities	(202)	(94)
Proceeds from maturity of held-to-maturity investment securities	154	348
Purchases of other investments	(54)	(31)
Proceeds from maturity or sale of other investments	28	29
Payments for business combinations, net of cash acquired	(86)	(197)
Net cash (used in) provided by investing activities	(272)	356
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	40	50
Repurchases of common stock	(511)	(771)
Repayment of term loan borrowings and finance lease obligations	(13)	(2)
Borrowings under the revolving credit facility	1,740	—
Dividends paid	(121)	(116)
Net cash provided by (used in) financing activities	1,135	(839)
Effect of exchange rate changes on cash and cash equivalents	(119)	3
Increase (decrease) in cash and cash equivalents	1,241	(211)
Cash and cash equivalents, beginning of year	2,645	1,161
Cash and cash equivalents, end of period	$3,886	$950
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements included herein in accordance GAAP and the Exchange Act. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited consolidated financial statements have been included and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.
Our unaudited consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting periods presented. In the first quarter of 2020, the global COVID-19 pandemic began causing significant loss of life and interruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. We expect the effects of the COVID-19 pandemic to negatively impact our results of operations, cash flows and financial position. In addition, the pandemic may affect management's estimates and assumptions of variable consideration in contracts with customers as we well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions, such as the annual effective tax rate, the allowance for doubtful accounts, the recoverability of capitalized deferred charges and the fair values of goodwill, long-lived assets and indefinite-lived intangible assets.
We deemed the COVID-19 related deterioration in general economic conditions sufficient to trigger an interim impairment test of goodwill as of March 31, 2020. Our interim test results indicate that the fair values of all of our reporting units exceed their carrying values and thus, no impairment of goodwill exists as of March 31, 2020. Due to the size of past acquisitions in our healthcare reporting unit, this reporting unit carries the most significant portion of our goodwill balance and has the least amount of excess fair value over its carrying value.
Recently Adopted Accounting Pronouncements

Date Issued and Topic	Date Adopted and Method	Description	Impact
June 2016 Financial Instruments-Credit Losses	January 1, 2020 Modified Retrospective	The new standard requires the measurement and recognition of expected credit losses using the current expected credit loss model for financial assets held at amortized cost, which includes the Company’s trade accounts receivable, certain financial instruments and contract assets. It replaces the existing incurred loss impairment model with an expected loss methodology. The recorded credit losses are adjusted each period for changes in expected lifetime credit losses. The standard requires a cumulative effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective.
As a result of the adoption, we recorded an increase to our opening retained earnings and "Trade accounts receivable, net" of $1 million each.

Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting policies.

Note 2 — Revenues and Trade Accounts Receivable
Disaggregation of Revenues

The tables below present disaggregated revenues from contracts with clients by client location, service line and contract-type for each of our business segments. We believe this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. Revenues are attributed to regions based upon client location. Substantially all revenues in our North America region relate to operations in the United States.

	Three Months Ended March 31, 2020

	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
	(in millions)
Revenues
Geography:
North America	$1,012	$1,038	$689	$451	$3,190
United Kingdom	120	40	93	84	337
Continental Europe	191	99	109	38	437
Europe - Total	311	139	202	122	774
Rest of World	128	17	63	53	261
Total	$1,451	$1,194	$954	$626	$4,225

Service line:
Consulting and technology services	$947	$662	$590	$348	$2,547
Outsourcing services	504	532	364	278	1,678
Total	$1,451	$1,194	$954	$626	$4,225

Type of contract:
Time and materials	$884	$475	$409	$383	$2,151
Fixed-price	483	409	443	219	1,554
Transaction or volume-based	84	310	102	24	520
Total	$1,451	$1,194	$954	$626	$4,225

We expect the COVID-19 pandemic to result in reduced demand across all our segments in the second quarter of 2020 and potentially longer. We expect demand from our retail and consumer goods clients and our travel and hospitality clients in our Products and Resources segment as well as communications and media clients in our Communications, Media and Technology segment to be particularly negatively impacted by the COVID-19 pandemic.

	Three Months Ended March 31, 2019

	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
	(in millions)
Revenues
Geography:
North America	$1,018	$1,042	$641	$422	$3,123
United Kingdom	129	25	94	81	329
Continental Europe	162	82	115	46	405
Europe - Total	291	107	209	127	734
Rest of World	127	16	64	46	253
Total	$1,436	$1,165	$914	$595	$4,110

Service line:
Consulting and technology services	$913	$638	$552	$306	$2,409
Outsourcing services	523	527	362	289	1,701
Total	$1,436	$1,165	$914	$595	$4,110

Type of contract:
Time and materials	$919	$458	$400	$375	$2,152
Fixed-price	464	400	414	190	1,468
Transaction or volume-based	53	307	100	30	490
Total	$1,436	$1,165	$914	$595	$4,110
Costs to Fulfill

Costs to fulfill, such as set-up or transition activities, are recorded in "Other noncurrent assets" in our unaudited consolidated statements of financial position and the amortization expense of costs to fulfill is included in "Cost of revenues" in our unaudited consolidated statements of operations. Costs to obtain contracts were immaterial for the period disclosed. The following table presents information related to the capitalized costs to fulfill for the three months ended March 31:

	2020	2019
	(in millions)
Beginning balance	485	$400
Amortization expense	(22)	(20)
Costs capitalized	35	43
Ending balance	$498	$423
Contract Balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in "Other current assets" in our unaudited consolidated statements of financial position and primarily relate to unbilled amounts on fixed-price contracts utilizing the cost to cost method of revenue recognition. The table below shows significant movements in contract assets for the three months ended March 31:

	2020	2019
	(in millions)
Beginning balance	$334	$305
Revenues recognized during the period but not billed	219	238
Amounts reclassified to trade accounts receivable	(194)	(208)
Ending balance	$359	$335

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. The tables below show significant movements in the deferred revenue balances (current and noncurrent) for the three months ended March 31:

	2020	2019
	(in millions)
Beginning balance	$336	$348
Amounts billed but not recognized as revenues	257	205
Revenues recognized related to the opening balance of deferred revenue	(197)	(149)
Ending balance	$396	$404
Revenues recognized during the three months ended March 31, 2020 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of March 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, was $1,674 million of which approximately 70% is expected to be recognized as revenue within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:
(1)contracts with a duration of one year or less as determined under ASC Topic 606: "Revenue from Contracts with Customers",
(2)contracts for which we recognize revenues based on the right to invoice for services performed,
(3)variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606-10-32-40 have been met, or
(4)variable consideration in the form of a sales-based or usage based royalty promised in exchange for a license of intellectual property.
Many of our performance obligations meet one or more of these exemptions and therefore are not included in the remaining performance obligation amount disclosed above.
Trade Accounts Receivable and Allowance for Doubtful Accounts
We calculate expected credit losses for our trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in the allowance for doubtful accounts for trade accounts receivable:

Allowance for Doubtful Accounts
(in millions)
Balance - December 31, 2019	$67
Impact of adoption of the Credit Loss Standard	(1)
Current-period provision for expected credit losses	10
Write-offs charged against the allowance	(2)
Balance - March 31, 2020	$74

Note 3 — Business Combinations

During the three months ended March 31, 2020, we acquired 100% ownership in the following:
•Code Zero, a provider of consulting and implementation services that strengthens our cloud solutions portfolio and Salesforce Configure-Price-Quote and billing capabilities (acquired on January 31, 2020).
•Lev, a Salesforce Platinum Partner specializing in digital marketing consultancy and implementation of custom cloud solutions that further expands our Salesforce practice (acquired on March 27, 2020).

The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

	Fair Value	Weighted Average Useful Life
	(in millions)
Cash	$4
Current assets	9
Property, plant and equipment and other noncurrent assets	4
Non-deductible goodwill	76
Customer relationship intangible assets	9	5.0 years
Current liabilities	(5)
Noncurrent liabilities	(2)
Purchase price, inclusive of contingent consideration	$95
The allocations are preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

The acquisitions completed during the three months ended March 31, 2020 were not individually or in the aggregate material to our operations or cash flows. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to tangible and intangible assets acquired and liabilities assumed, including non-deductible goodwill, based on their estimated fair values. Goodwill from these acquisitions is intended to benefit all of our reportable segments and has been allocated as such. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an identifiable intangible asset.

Note 4 — Restructuring Charges
In 2017, we began a realignment program with the objective of improving our client focus, our cost structure and the efficiency and effectiveness of our delivery while continuing to drive revenue growth. In 2019, we announced our 2020 Fit for Growth Plan which involves certain measures to simplify our organizational model and optimize our cost structure in order to partially fund the investments required to execute on our strategy and advance our growth agenda as well as our decision to exit certain content-related services that are not in line with our strategic vision for the Company.

The total costs related to our realignment program and our 2020 Fit for Growth Plan are reported in "Restructuring charges" in our unaudited consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are included in our segment reporting as “unallocated costs”. See Note 13.

Charges related to our realignment program and our 2020 Fit for Growth Plan were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Realignment Program:
Executive Transition Costs	$—	$2
Employee retention costs	6	—
Professional fees	14	—
2020 Fit for Growth Plan:
Employee separation costs	26	—
Employee retention costs	4	—
Facility exit costs (1)	5	—
Total realignment costs	$55	$2

(1)Includes $3 million of accelerated depreciation.

The 2020 Fit for Growth Plan charges include $11 million of costs incurred in 2020 related to our exit from certain content-related services.
Changes in our accrued employee separation costs included in "Accrued expenses and other current liabilities" in our consolidated statements of financial position, are presented in the table below.

(in millions)
Balance - December 31, 2019	$47
Employee separation costs accrued	26
Payments made	(35)
Balance - March 31, 2020	$38

There were no material employee separation costs accrued or severance payments made for the period ended March 31, 2019.

Note 5 — Investments
Our investments were as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Short-term investments:
Equity investment security	$27	$26
Held-to-maturity investment securities	321	287
Time deposits (1)	48	466
Total short-term investments	$396	$779

Long-term investments:
Equity and cost method investments	$40	$17
Time deposits (1)	$393	$—
Total long-term investments	$433	$17

(1)As of March 31, 2020, $393 million in restricted time deposits were classified as long-term. As of December 31, 2019, $414 million in restricted time deposits were classified as short-term. See Note 8.

Equity Investment Securities

Our equity investment security is a U.S. dollar denominated investment in an open-ended mutual fund. Realized and unrealized gains and losses were immaterial for the three months ended March 31, 2020 and 2019.

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

The amortized cost and fair value of our held-to-maturity investment securities were as follows:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments, due within one year:
Corporate and other debt securities	$146	$146	$101	$101
Commercial paper	175	175	186	186
Total short-term held-to-maturity investments	$321	$321	$287	$287

The fair value and related unrealized losses of held-to-maturity investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of March 31, 2020:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate and other debt securities	$100	$—	$—	$—	$100	$—
Commercial paper	49	—	—	—	49	—
Total	$149	$—	$—	$—	$149	$—

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

We monitor the credit ratings of the securities in our portfolio on an ongoing basis and evaluate the need for an allowance for expected credit losses. The securities in our portfolio are highly rated and short-term in nature. Historically, we have not had any impairment losses on our portfolio. As of March 31, 2020, $116 million of corporate and other debt securities were rated AAA and the remaining $30 million were rated AA+. Commercial paper securities were rated A-1+.
During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no transfers of investments between our available-for-sale and held-to-maturity investment portfolios.
Equity and Cost Method Investments
During the first quarter of 2020, we acquired a $26 million equity method investment in the technology sector. As of March 31, 2020 and December 31, 2019, we had equity method investments of $37 million and $9 million, respectively and cost method investments of $3 million and $8 million, respectively.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Compensation and benefits	$952	$1,239
Customer volume and other incentives	264	251
Derivative financial instruments	42	8
Income taxes	197	152
Professional fees	131	137
Travel and entertainment	24	24
Other	384	380
Total accrued expenses and other current liabilities	$1,994	$2,191

Note 7 — Debt

In 2018, we entered into a Credit Agreement providing for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility. During the first quarter of 2020, we borrowed $1,740 million against our revolving credit facility. Both our Term Loan and the borrowing under our revolving credit facility mature in November 2023.

The Credit Agreement requires interest to be paid, at our option, at either the ABR or the Eurocurrency Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Eurocurrency Rate loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Eurocurrency Rate loans may range from 0.75% to 1.125%, depending on our public debt ratings (or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement). Our Credit Agreement also provides a mechanism for determining an alternative rate of interest to the Eurocurrency rate after LIBOR is no longer available. The outstanding balance under our revolving credit facility as of March 31, 2020 is a Eurocurrency Rate loan with an Interest Period (as defined in the Credit Agreement) of one month.

We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations as of March 31, 2020.

In February 2020, our India subsidiary renewed its 13 billion Indian rupee ($173 million at the March 31, 2020 exchange rate) working capital facility, which requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made prior to 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February.

Short-term Debt

As of March 31, 2020 and December 31, 2019, we had $38 million of short-term debt related to current maturities of our Term Loan.

Long-term Debt
The following summarizes our long-term debt balances as of:

	March 31, 2020	December 31, 2019
	(in millions)
Notes outstanding under revolving credit facility	$1,740	$—
Term loan	731	741
Less:
Current maturities - term loan	(38)	(38)
Deferred financing costs	(3)	(3)
Long-term debt, net of current maturities	$2,430	$700
The carrying value of our debt approximated its fair value as of March 31, 2020 and December 31, 2019.

Note 8 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2020	2019
Effective income tax rate	27.8%	24.4%

The effective tax rate for the three months ended March 31, 2020 increased primarily due to the depreciation of the Indian rupee against the U.S. dollar, which resulted in non-deductible foreign currency exchange losses on our unaudited consolidated statement of operations.

In March 2020, the Indian parliament enacted the Budget, which contains a number of provisions related to income tax, including a replacement of the DDT, previously due from the dividend payer, with a tax payable by the shareholder receiving the dividend. This provision reduces the tax rate applicable to us for cash repatriated from India. As of the first quarter of 2020, we have limited our indefinite reinvestment assertion to India earnings accumulated in prior years.

We are involved in an ongoing dispute with the ITD in connection with a previously disclosed 2016 share repurchase transaction undertaken by CTS India to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $2.8 billion. As a result of that transaction, which was undertaken pursuant to a plan approved by the Court in Chennai, India, we previously paid $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, we received a communication from the ITD asserting that the ITD is owed an additional 33 billion Indian rupees ($438 million at the March 31, 2020 exchange rate) on the 2016 transaction. Immediately thereafter, the ITD placed an attachment on certain of our India bank accounts. In addition to the dispute on the 2016 transaction, we are also involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes are collectively referred to as the "ITD Dispute").

In April 2018, the Court admitted our writ petition for a stay of the actions of the ITD and lifted the ITD’s attachment on our bank accounts. As part of the interim stay order, we deposited 5 billion Indian rupees ($66 million at the March 31, 2020 exchange rate and $70 million at the December 31, 2019 exchange rate) representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. In addition, the Court also placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($372 million at the March 31, 2020 exchange rate and $393 million at the December 31, 2019 exchange rate), which is the remainder of the disputed tax amount related to the 2016 transaction. In June 2019, the Court dismissed our previously admitted writ petitions on the ITD Dispute, holding that the Company must exhaust other remedies, such as pursuing the matter before other appellate bodies, for resolution of the ITD Dispute prior to intervention by the Court. The Court did not issue a ruling on the substantive issue of whether we owe additional tax as a result of either the 2016 or the 2013 transaction. In July 2019, we appealed the Court’s orders before the Division Bench. In September 2019, the Division Bench partly allowed the Company’s appeal, but did not issue a ruling on the substantive issue of the tax implications of the transactions. In October 2019, we filed a Special Leave Petition before the SCI.

In March 2020, the SCI referred the case back to the ITD with directions to carry out the assessment following the due process of law. Further, until the conclusion of the assessment, the SCI maintained in place the lien on our 28 billion Indian rupees time deposit and did not order the release of the 5 billion Indian Rupees deposit held by the ITD. In April 2020, we received an assessment from the ITD, which is consistent with its previous assertions regarding our 2016 transaction. We plan to appeal this assessment before the CIT. The ruling of the SCI and the ITD's assessment created additional uncertainty as to the timing of the resolution of this case and, as a result, management reclassified the deposits under lien, which are considered restricted assets, and the deposit with the ITD to noncurrent assets. As of March 31, 2020 and December 31, 2019, the balance of deposits under lien was $393 million presented in "Long-term investments" and $414 million presented in "Short-term investments", respectively, including a portion of the interest previously earned. As of March 31, 2020 and December 31, 2019, the deposit with the ITD was $66 million presented in "Other noncurrent assets" and $70 million presented in "Other current assets", respectively.

We believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions. Accordingly, we have not recorded any reserves for these matters as of March 31, 2020.

Note 9 — Derivative Financial Instruments
In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. Derivatives may give rise to credit risk from the possible non-performance by counterparties. Credit risk is limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to our foreign exchange forward contracts set forth in the below table are subject to master netting arrangements, such as the International Swaps and Derivatives Association, with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to our foreign exchange forward contracts, as applicable, on a gross basis, with no offsets, in our unaudited consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to our foreign exchange forward contracts.
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

		March 31, 2020		December 31, 2019
Designation of Derivatives	Location on Statements of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$5	$—	$32	$—
	Other noncurrent assets	—	—	8	—
	Accrued expenses and other current liabilities	—	42	—	7
	Other noncurrent liabilities	—	36	—	2
	Total	5	78	40	9
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	8	—	3	—
	Accrued expenses and other current liabilities	—	—	—	1
	Total	8	—	3	1
Total		$13	78	$43	$10
Cash Flow Hedges
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during the remainder of 2020, 2021 and the first quarter of 2022. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of March 31, 2020, we estimate that $36 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized gains and losses included in the caption "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position, for such contracts were as follows:

	March 31, 2020	December 31, 2019
	(in millions)
2020	$1,190	$1,505
2021	1,005	883
2022	145	—
Total notional value of contracts outstanding	$2,340	$2,388
Net unrealized (losses) gains included in accumulated other comprehensive income (loss), net of taxes	$(65)	$26

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
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended March 31:

	Change in Derivative (Losses) Gains Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2020	2019		2020	2019
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$(113)	$39	Cost of revenues	$(3)	$(3)
			Selling, general and administrative expenses	—	(1)
			Total	$(3)	$(4)

The activity related to the change in net unrealized gains and losses on our cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders equity is presented in Note 11.

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

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

	March 31, 2020		December 31, 2019
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$338	$8	$702	$2

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three months ended March 31:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2020	2019
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$6	$(1)

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
The fair value hierarchy consists of the following three levels:
•Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$1,562	$—	$—	$1,562
Commercial paper	—	1,498	—	1,498
Short-term investments:
Time deposits	—	48	—	48
Equity investment security	27	—	—	27
Other current assets:
Foreign exchange forward contracts	—	13	—	13
Long-term investments:
Time deposits(1)	—	393	—	393
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(42)	—	(42)
Contingent consideration liabilities	—	—	(11)	(11)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(36)	—	(36)
Contingent consideration liabilities	—	—	(9)	(9)

(1)Balance represents restricted time deposits. See Note 8.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$1,646	$—	$—	$1,646
Short-term investments:
Time deposits(1)	—	466	—	466
Equity investment security	26	—	—	26
Other current assets:
Foreign exchange forward contracts	—	35	—	35
Other noncurrent assets:
Foreign exchange forward contracts	—	8	—	8
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(8)	—	(8)
Contingent consideration liabilities	—	—	(8)	(8)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(2)	—	(2)
Contingent consideration liabilities	—	—	(30)	(30)

(1)Includes $414 million in restricted time deposits. See Note 8.

We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The fair value of commercial paper is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. The carrying value of our time deposits approximated fair value as of March 31, 2020 and December 31, 2019.

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

We estimate the fair value of contingent consideration liabilities associated with our acquisitions utilizing one or more significant inputs that are unobservable. We calculate the fair value of such liabilities based on the probability-weighted expected performance of the acquired entity against the target performance metric, discounted to present value when appropriate.

Note 11 — Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2020:

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(63)	$(1)	$(64)
Change in foreign currency translation adjustments	(139)	4	(135)
Ending balance	$(202)	$3	$(199)

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$31	$(5)	$26
Unrealized (losses) arising during the period	(113)	19	(94)
Reclassifications of net losses to:
Cost of revenues	3	—	3
Selling, general and administrative expenses	—	—	—
Net change	(110)	19	(91)
Ending balance	$(79)	$14	$(65)

Accumulated other comprehensive income (loss):
Beginning balance	$(32)	$(6)	$(38)
Other comprehensive income (loss)	(249)	23	(226)
Ending balance	$(281)	$17	$(264)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2019:

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(108)	$5	$(103)
Change in foreign currency translation adjustments	(3)	1	(2)
Ending balance	$(111)	$6	$(105)

Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(12)	$4	$(8)
Net unrealized gains arising during the period	9	(3)	6
Reclassification of net losses to Other, net	—	—	—
Net change	9	(3)	6
Ending balance	$(3)	$1	$(2)

Unrealized (losses) gains on cash flow hedges:
Beginning balance	$(4)	$1	$(3)
Unrealized gains arising during the period	39	(7)	32
Reclassifications of net losses to:
Cost of revenues	3	—	3
Selling, general and administrative expenses	1	—	1
Net change	43	(7)	36
Ending balance	$39	$(6)	$33

Accumulated other comprehensive income (loss):
Beginning balance	$(124)	$10	$(114)
Other comprehensive income (loss)	49	(9)	40
Ending balance	$(75)	$1	$(74)

Note 12— Commitments and Contingencies

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
On April 20, 2020, we announced a security incident involving a Maze ransomware attack. While our investigation is ongoing, we believe we have contained the attack. Based on the investigation to date, we believe the attack principally impacted certain of our systems and data. The attack resulted in unauthorized access to certain data and caused significant disruption to our business. This included the disabling of some of our systems and networks and disruption caused by our taking certain other internal systems and networks offline as a precautionary measure. The attack compounded the challenges we face in enabling work-from-home arrangements during the COVID-19 pandemic and resulted in setbacks and delays to such efforts. The impact to clients and their responses to the security incident have varied. Some clients experienced no disruption. As to other clients, we experienced service disruptions due to our reliance on certain of the impacted systems and networks to perform work for clients and the impact to our systems and networks supporting work-from-home capabilities. The systems that comprise the technology platforms that support our business process-as-a-service solutions were not impacted. Most clients maintained connectivity with our network, allowing us to continue to provide service, but some clients opted to suspend our access to their networks as a security precaution. In this circumstance, we are unable to continue providing services via client networks until access is restored. We engaged leading outside forensics and cybersecurity experts, launched a comprehensive containment and remediation effort and forensic investigation, and are working on restoring and ensuring the security of our internal systems and networks, including through the adoption of various security enhancements. We also notified and are coordinating with law enforcement.
The lost revenue and containment, remediation, investigation, legal and other costs will be significant and may exceed our insurance policy limits or may not be covered by insurance at all. Further, we may be subject to regulatory enforcement actions and litigation that could result in financial judgments or the payment of settlement amounts, and disputes with insurance carriers concerning coverage.
On February 28, 2019, a ruling of the Supreme Court of India interpreting the India Defined Contribution Obligation altered historical understandings of the obligation, extending it to cover additional portions of the employee’s income. As a result, the ongoing contributions of our affected employees and the Company were required to be increased. In the first quarter of 2019, we accrued $117 million with respect to prior periods, assuming retroactive application of the Supreme Court’s ruling, in "Selling, general and administrative expenses" in our unaudited consolidated statement of operations. There is significant uncertainty as to how the liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. Since the ruling, a variety of trade associations and industry groups have advocated to the Indian government, highlighting the harm to the information technology sector, other industries and job growth in India that would result from a retroactive application of the ruling. It is possible the Indian government will review the matter and there is a substantial question as to whether the Indian government will apply the Supreme Court’s ruling on a retroactive basis. As such, the ultimate amount of our obligation may be materially different from the amount accrued.

On October 5, 2016, October 27, 2016 and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. These complaints were consolidated into a single action and on April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of persons and entities who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the Foreign Corrupt Practices Act, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Defendants filed a motion to dismiss the consolidated amended complaint on June 6, 2017. On August 8, 2018, the United States District Court for the District of New Jersey issued an order which granted the motion to dismiss in part, including dismissal of all claims against current officers of the Company, and denied them in part. On September 7, 2018, we filed a motion in the United States District Court for the District of New Jersey to certify the August 8, 2018 order for immediate appeal to the United States Court of Appeals for the Third Circuit pursuant to 28 U.S.C. § 1292(b). On October 18, 2018, the District Court issued an order granting our motion, and staying the action pending the outcome of our appeal petition to the Third Circuit. On October 29, 2018, we filed a petition for permission to appeal with the United States Court of Appeals for the Third Circuit. On March 6, 2019, the Third Circuit denied our petition without prejudice. In an order dated March 19, 2019, the District Court directed the lead plaintiffs to provide the defendants with a proposed amended complaint. On April 26, 2019, lead plaintiffs filed their second amended complaint. We filed a motion to dismiss the second amended complaint on June 10, 2019. The District Court has scheduled a hearing on the motion to dismiss for May 12, 2020.

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

On March 11, 2019, a seventh putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our current and former directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions. On May 14, 2019, the United States District Court for the District of New Jersey approved a stipulation that (i) consolidated this action with the putative shareholder derivative suits that were previously filed in the United States District Court for the District of New Jersey; and (ii) stayed all of these suits pending a final, non-appealable order on the motion to dismiss the second amended complaint in the securities class action.

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

We have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the matters that were the subject of our previously disclosed internal investigation, the United States Department of Justice and SEC investigations and the related litigation, we have received and expect to continue to receive requests under such indemnification agreements and our bylaws to provide funds for legal fees and other expenses. We have expensed such costs incurred through March 31, 2020.

We have maintained directors and officers insurance and have recorded an insurance receivable of $15 million as of March 31, 2020, reported in "Other current assets," in our unaudited consolidated statement of financial position related to the recovery of a portion of the indemnification expenses and costs related to the putative securities class action complaints. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification and expense advancement obligations described here.

See Note 8 for information relating to the ITD Dispute.
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

Note 13 — Segment Information
Our reportable segments are:
•Financial Services, which consists of our banking and insurance operating segments;
•Healthcare, which consists of our healthcare and life sciences operating segments;
•Products and Resources, which consists of our retail and consumer goods; manufacturing, logistics, energy, and utilities; and travel and hospitality operating segments;
•Communications, Media and Technology, which includes our communications and media operating segment and our technology operating segment.
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
Expenses included in segment operating profit consist principally of direct selling and delivery costs (including stock-based compensation expense) as well as a per employee charge for use of our global delivery centers and infrastructure. Certain selling, general and administrative expenses, restructuring costs, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations. The incremental accrual related to the India Defined Contribution Obligation recorded in the first quarter of 2019 has been excluded from segment operating profits for the three months ended March 31, 2019 and is included in "unallocated costs" in the table below. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.
For revenues by reportable segment and geographic area, please see Note 2.
Segment operating profits by reportable segment were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Financial Services	$381	400
Healthcare	321	337
Products and Resources	261	234
Communications, Media and Technology	190	174
Total segment operating profit	1,153	1,145
Less: unallocated costs	574	606
Income from operations	$579	$539

Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
	March 31, 2020	December 31, 2019
	(in millions)
Long-lived Assets: (1)
North America(2)	$446	$445
Europe	100	104
Rest of World (3)	776	760
Total	$1,322	$1,309

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 14 — Subsequent Events
Acquisitions
In May 2020, we entered into an agreement to acquire Collaborative Solutions for a preliminary purchase price of approximately $385 million, excluding contingent consideration. Collaborative Solutions is a privately-held global consultancy firm specializing in Workday enterprise cloud applications for finance and HR. This acquisition will add new finance and HR advisory and implementation services to our portfolio of cloud offerings and is expected to close during the second quarter of 2020.
Dividend
On May 5, 2020, our Board of Directors approved the Company's declaration of a $0.22 per share dividend with a record date of May 20, 2020 and a payment date of May 29, 2020.

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
In the first quarter of 2020, the global COVID-19 pandemic began causing significant loss of life and interruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. In response to COVID-19, we have prioritized the safety and well-being of our employees, business continuity for our clients and supporting the efforts of governments around the world to contain the spread of the virus. In light of our commitment to help our clients as they navigate unprecedented business challenges while protecting the safety of our employees, we have taken numerous steps, and will continue to take further actions, to address the COVID-19 pandemic. We worked closely with our clients to support them as they implemented their contingency plans, helping them access our services and solutions remotely. We also undertook a significant effort to enable a greater percentage of our employees to work from home by providing them with computer and Internet accessibility equipment while seeking to maintain appropriate security protocols. Despite these efforts, we experienced some delays in project fulfillment as delivery, particularly in India and the Philippines, shifted to work-from-home. While these delays continued early in the second quarter, we expect to be at near full project fulfillment capacity before the end of the second quarter, with the exception of certain client projects where a work-from-home scenario may not be possible due to regulatory or other compliance requirements.
As a result of the ongoing pandemic, we began to experience reduced client demand in the first quarter of 2020. We expect project deferrals, requests for furloughs, temporary rate concessions and deferred payment term requests to adversely affect revenues across all our business segments in the second quarter of 2020 and potentially longer. We continue to actively monitor the impacts of and responses to COVID-19 and the related risks, and plan to respond accordingly. The pandemic continues to rapidly evolve, and its ultimate impacts will depend on future developments that are uncertain and cannot be predicted with confidence, and may materially adversely affect our business irrespective of our efforts to mitigate the impact. See Part II, Item 1A. Risk Factors.
In the first quarter of 2020, we incurred approximately $6 million of costs in response to the COVID-19 pandemic, including a one-time bonus to our employees at the designation of associate and below in both India and the Philippines and costs incurred to enable our employees to work remotely and provide medical staff and extra cleaning services for our facilities (collectively "COVID-19 Charges"). We expect to continue to incur incremental costs related to the COVID-19 pandemic during the second quarter of 2020.
We remain committed to implementing our 2020 Fit for Growth Plan, investing in the key digital areas of IoT, AI, digital engineering and cloud, while working to maintain and optimize our core portfolio of services through efficiency, tooling and automation, delivery optimization, protection of renewals, industry alignment and geographic expansion. Our 2020 Fit for Growth Plan involves certain measures to simplify our organizational model and optimize our cost structure in order to partially fund the investments required to execute on our strategy and advance our growth agenda as well as our decision to exit certain content-related services that are not in line with our strategic vision for the Company. During the three months ended March 31, 2020, we incurred $35 million of employee separation, retention and facility exit costs under this plan, including $11 million of costs related to our exit from certain content-related services. See Note 4 for additional information on these costs which are reported in the caption "Restructuring charges" in our unaudited consolidated statements of operations. The optimization measures that are part of the 2020 Fit for Growth Plan are expected to result in total charges in the range of $150 million to $200 million, primarily related to severance and facility exit costs. The optimization measures are expected to generate an annualized savings run rate, before anticipated investments, in the range of approximately $500 million to $550 million in 2021. The potential negative impact of the COVID-19 pandemic on our revenues may require us to take additional cost optimization measures. At the same time, the pandemic may adversely impact our ability to execute and realize the benefits of our strategy and various transformation initiatives, including the 2020 Fit for Growth Plan. See Part II, Item 1A. Risk Factors.

Additionally, we anticipate that our decision in 2019 to exit certain content-related services may negatively impact our relationship with the affected clients. We continue to estimate that we may lose revenues of $225 million to $255 million on an annualized basis within our Communications, Media and Technology segment in North America. The exit negatively impacted our first quarter 2020 revenue by approximately $23 million. We anticipate the revenue will continue to ramp down over the next one to two years and the impact on 2020 revenues is expected to be between $180 million and $200 million.
On April 20, 2020, we announced a security incident involving a Maze ransomware attack. While our investigation is ongoing, we believe we have contained the attack. Based on the investigation to date, we believe the attack principally impacted certain of our systems and data. The attack resulted in unauthorized access to certain data and caused significant disruption to our business. This included the disabling of some of our systems and disruption caused by our taking certain other internal systems and networks offline as a precautionary measure. The attack compounded the challenges we face in enabling work-from-home arrangements during the COVID-19 pandemic and resulted in setbacks and delays to such efforts. The impact to clients and their responses to the security incident have varied. Some clients experienced no disruption. As to other clients, we experienced service disruptions due to our reliance on certain of the impacted systems and networks to perform work for clients and the impact to our systems and networks supporting work-from-home capabilities. The systems that comprise the technology platforms that support our business process-as-a-service solutions were not impacted. Most clients maintained connectivity with our network, allowing us to continue to provide service, but some clients opted to suspend our access to their networks as a security precaution. In this circumstance, we are unable to continue providing services via client networks until access is restored. We engaged leading outside forensics and cybersecurity experts, launched a comprehensive containment and remediation effort and forensic investigation, and are working on restoring and ensuring the security of our internal systems and networks, including through the adoption of various security enhancements. We also notified and are coordinating with law enforcement.
We expect the business disruption caused by and incremental costs resulting from the ransomware attack to adversely impact our financial results primarily with respect to the second quarter of 2020. We have and expect to continue to experience a loss of revenue due to the interruption in our ability to provide services to some clients, either as a direct consequence of the attack or as a result of clients suspending our access to their networks as a security precaution, and incur incremental costs for the investigation, containment and remediation of the security incident, including legal and other professional fees, and investments to enhance our overall security environment. The lost revenue and containment, investigation, remediation, legal and other costs will be significant and may exceed our insurance policy limits or may not be covered by insurance at all. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. See Part II, Item 1A. Risk Factors.
Q1 2020 Financial Results
The following table sets forth a summary of our financial results for the three months ended March 31, 2020 and 2019:

			Increase / (Decrease)
	2020	2019	$	%
	(Dollars in millions, except per share data)
Revenues	$4,225	$4,110	$115	2.8
Income from operations	579	539	40	7.4
Net income	367	441	(74)	(16.8)
Diluted EPS	0.67	0.77	(0.10)	(13.0)
Other Financial Information[1]
Adjusted Income from Operations	$640	$658	$(18)	(2.7)
Adjusted Diluted EPS	0.96	0.91	0.05	5.5
After a strong start to the first quarter, our revenue growth slowed meaningfully in March, reflecting the COVID-19 related fulfillment challenges. During the quarter ended March 31, 2020, revenues increased by $115 million as compared to the quarter ended March 31, 2019, representing growth of 2.8%, or 3.5% on a constant currency basis1. Revenues from clients added, including those related to acquisitions since March 31, 2019 were $124 million.

1 Adjusted Income From Operations, Adjusted Diluted EPS and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

The following charts set forth revenues and revenue growth by business segment and geography for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

	Financial Services				Healthcare
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[2]	Revenues	$	%	CC %[2]
North America	$1,012	(6)	(0.6)	(0.6)	$1,038	(4)	(0.4)	(0.4)
United Kingdom	120	(9)	(7.0)	(5.7)	40	15	60.0	62.8
Continental Europe	191	29	17.9	19.6	99	17	20.7	21.9
Europe - Total	311	20	6.9	8.4	139	32	29.9	31.5
Rest of World	128	1	0.8	5.3	17	1	6.3	8.9
Total	$1,451	15	1.0	1.8	$1,194	29	2.5	2.7

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[2]	Revenues	$	%	CC %[2]
North America	$689	48	7.5	7.5	$451	29	6.9	6.9
United Kingdom	93	(1)	(1.1)	0.4	84	3	3.7	5.9
Continental Europe	109	(6)	(5.2)	(1.4)	38	(8)	(17.4)	(12.4)
Europe - Total	202	(7)	(3.3)	(0.6)	122	(5)	(3.9)	(0.8)
Rest of World	63	(1)	(1.6)	2.7	53	7	15.2	20.3
Total	$954	40	4.4	5.3	$626	31	5.2	6.3
Financial Services: Revenues in this segment increased in our Continental Europe region primarily due to Samlink revenues, while decreasing in our North America and the United Kingdom regions as certain banking clients continue to transition the support of some of their legacy systems and operations in-house or to captives.
Healthcare: Revenues in this segment increased in our United Kingdom and Continental Europe regions, primarily due to revenues from our life sciences clients, including revenues from our acquisition of Zenith. Revenues in our North America region were negatively impacted by the establishment of an offshore captive by a large client, partially offset by growth among other clients in this region. Revenue growth among our life sciences clients was driven by demand for our digital operations services and solutions.
Products and Resources: Revenue growth in this segment was strongest in our North America region driven by our clients' adoption and integration of digital technologies and revenues from our recently completed acquisitions. Demand from our retail and consumer goods clients and our travel and hospitality clients in this segment is expected to be particularly negatively impacted by the COVID-19 pandemic.
Communications, Media and Technology: Revenue growth in this segment was strongest in our North America region and was primarily driven by the demand from our technology clients for digital content services. Our strategic decision in 2019 to exit certain content-related services negatively impacted our first quarter 2020 revenue by approximately $23 million and is expected to continue to affect future revenue growth in this segment. Demand from our communications and media clients in this segment is expected to be particularly negatively impacted by the COVID-19 pandemic.

Our operating margin increased to 13.7% from 13.1% for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019, while our Adjusted Operating Margin2 decreased to 15.1% from 16.0% for the same periods. Our GAAP and Adjusted Operating Margin2 were adversely impacted as costs related to our delivery personnel (including employees and subcontractors) outpaced revenue growth, which was negatively affected by the COVID-19 pandemic. A decrease in travel and entertainment expenses due to the COVID-19 pandemic and our cost optimization strategy positively impacted our GAAP and Adjusted Operating Margin2. In addition, our 2019 GAAP operating margin included a 2.9% negative impact of the 2019 incremental accrual related to the India Defined Contribution Obligation as discussed in Note 12 to our unaudited consolidated financial statements, while our 2020 operating margin included a 1.3% negative impact of the restructuring charges discussed in Note 4 to our unaudited consolidated financial statements.

2 Constant currency revenue growth and Adjusted Operating Margin are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

In the first quarter of 2020, we returned $632 million to our stockholders through $511 million in share repurchases under our stock repurchase program and $121 million in dividend payments. Other than repurchases under our 10b5-1 Plan, we have suspended our share repurchases program and have not repurchased any shares since March 31, 2020. We will continue to review our capital return plan, considering the potential impacts of the COVID-19 pandemic, our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors.
During the first quarter of 2020, we borrowed $1.74 billion against our revolving credit facility, which is due to mature in November 2023, in order to increase our cash on hand in the United States, as a large portion of our cash is held in India. This will allow us the flexibility to continue to help and support our clients and also to continue to invest in the business, both organically and inorganically.
2020 Business Considerations
The significant and continuing impact and rapidly evolving nature of the COVID-19 pandemic makes it impossible for us to reasonably estimate its future impact on our ongoing business, results of operations and overall financial performance. As clients work through significant financial challenges related to the COVID-19 pandemic, we may face reduced client demand for services, client pricing pressure, payment term extensions and insolvency risk, additional delivery challenges, increased costs, a diversion of and strain on management and other corporate resources, and reduced employee morale and productivity. See Part II, Item 1A. Risk Factors.
While the immediate focus of many clients is on the COVID-19 impacts to their businesses, we continue to expect the long-term focus of our clients to be on their digital transformation into data-enabled, customer-centric and differentiated businesses. As our clients seek to optimize the cost of supporting their legacy systems and operations, our core portfolio of services may be subject to pricing pressure and lower demand due to clients transitioning certain work in-house or to new or existing captives.
Our clients will likely continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic factors, which could affect their demand for our services. Client demand may also be impacted by uncertainty related to the potential economic and regulatory effects of the United Kingdom's exit from the EU. Additionally, revenue from our technology clients will be affected by our strategic decision to exit certain content-related work under our 2020 Fit for Growth Plan.
We expect our 2020 financial results to be impacted by the initial cost optimization measures executed as part of our 2020 Fit for Growth Plan, and the expected execution of additional measures under this plan during the remainder of 2020. In addition, our 2020 results may be impacted by the uncertainty regarding regulatory changes, including potential regulatory changes with respect to immigration and taxes as well as costs related to the potential resolution of legal and regulatory matters discussed in Note 12 to our unaudited consolidated financial statements.
As discussed earlier in the Executive Summary, we expect the business disruption caused by and incremental costs resulting from the ransomware attack to adversely impact our financial results primarily with respect to the second quarter of 2020. See Part II, Item 1A. Risk Factors.
During 2020, we intend to continue to invest in our digital capabilities, our talent base and new service offerings across industries and geographies, while increasing our investment in sales and marketing professionals to help us expand existing accounts and acquire new ones. We will continue to pursue strategic acquisitions that we believe add new technologies or platforms that complement our existing services, improve our overall service delivery capabilities or expand our geographic presence. Additionally, we will continue to focus on maintaining and optimizing our core portfolio of services through efficiency, tooling and automation, delivery optimization, protection of renewals, industry alignment and geographic expansion. Finally, through the execution of our 2020 Fit for Growth Plan and other initiatives, we will focus on operating discipline in order to appropriately manage our cost structure, giving consideration to the potential negative impact of the COVID-19 pandemic on our revenues.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31:

		% of		% of	Increase / Decrease
	2020	Revenues	2019	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$4,225	100.0	$4,110	100.0	$115	2.8
Cost of revenues(1)	2,747	65.0	2,575	62.7	172	6.7
Selling, general and administrative expenses(1)	711	16.8	871	21.2	(160)	(18.4)
Restructuring Charges	55	1.3	2	—	53	*
Depreciation and amortization expense	133	3.1	123	3.0	10	8.1
Income from operations	579	13.7	539	13.1	40	7.4
Other income (expense), net	(69)		44		(113)	(256.8)
Income before provision for income taxes	510	12.1	583	14.2	(73)	(12.5)
Provision for income taxes	(142)		(142)		—	—
Income (loss) from equity method investments	(1)		—		(1)	*
Net income	$367	8.7	$441	10.7	$(74)	(16.8)
Diluted earnings per share	$0.67		$0.77		$(0.10)	(13.0)

Other Financial Information[3]
Adjusted Income from Operations and Adjusted Operating Margin	$640	15.1	$658	16.0	$(18)	(2.7)
Adjusted Diluted EPS	$0.96		$0.91		$0.05	5.5

(1) Exclusive of depreciation and amortization expense.
* Not meaningful
Revenues - Overall
During the quarter ended March 31, 2020, revenues increased by $115 million as compared to the quarter ended March 31, 2019, representing growth of 2.8%, or 3.5% on a constant currency basis3. Revenues from clients added, including those related to acquisitions, since March 31, 2019 were $124 million. Growth was driven by our clients' adoption and integration of digital technologies, demand for our digital operations services and solutions as well as revenues from our recently completed acquisitions. This was partially offset by a decline in revenue from certain content-related services, pricing pressure within our core portfolio of services as our clients continue their efforts to optimize the cost of supporting their legacy systems and operations, and fulfillment issues driven by the COVID-19 pandemic.
Revenues from our top clients as a percentage of total revenues were as follows:

	Three Months Ended March 31,
	2020	2019
Top five clients	8.0%	8.8%
Top ten clients	14.1%	15.7%

3 Adjusted Income From Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the three months ended March 31:

	2020	2019	Increase/ (Decrease)
			$	%	CC %[4]
	(Dollars in millions)
Financial Services	$1,451	$1,436	$15	1.0	1.8%
Healthcare	1,194	1,165	29	2.5	2.7%
Products and Resources	954	914	40	4.4	5.3%
Communications, Media and Technology	626	595	31	5.2	6.3%
Total revenues	$4,225	$4,110	$115	2.8	3.5%
Financial Services
Revenues from our Financial Services segment grew 1.0%, or 1.8% on a constant currency basis4, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Revenues in this segment increased by $20 million among our banking clients compared to a decrease of $5 million from our insurance clients. Revenues from clients added, including those related to Samlink, since March 31, 2019 were $55 million. Demand in this segment was driven by our clients' need to be compliant with significant regulatory requirements and adaptable to regulatory change, and their adoption and integration of digital technologies, including customer experience enhancement, robotic process automation, analytics and AI in areas such as digital lending, fraud detection and next generation payments. Demand from certain banking clients has been and may continue to be negatively affected as they transition the support of some of their legacy systems and operations in-house or to captives.
Healthcare
Revenues from our Healthcare segment grew 2.5%, or 2.7% on a constant currency basis4, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Revenues in this segment increased $46 million from our life science clients compared to a decrease of $17 million among our healthcare clients. Revenue growth among our life sciences clients was driven by revenues from Zenith and demand for our digital operations services and solutions. Revenues from our healthcare clients were negatively impacted by the establishment of an offshore captive by a large client, partially offset by growth among other clients. Revenues from clients added since March 31, 2019 were $18 million.
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
Products and Resources
Revenues from our Products and Resources segment grew 4.4%, or 5.3% on a constant currency basis4, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Revenue growth was strong among our retail and consumer goods clients, where revenue increased by $22 million, and our manufacturing, logistics, energy and utilities clients, where revenue increased by $19 million. Revenue from our travel and hospitality clients decreased by $1 million. Revenues from clients added, including those related to acquisitions, since March 31, 2019 were $30 million. Demand in this segment was driven by our clients’ focus on improving the efficiency of their operations, the enablement and integration of mobile platforms to support sales and other omni-channel commerce initiatives, and their adoption and integration of digital technologies, such as the application of intelligent systems to manage supply chain and enhance overall customer experiences. Additionally, demand from our retail and consumer goods clients and our travel and hospitality clients in this segment is expected to be particularly negatively impacted by the COVID-19 pandemic.

4 Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 5.2%, or 6.3% on a constant currency basis5, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Growth among our communications and media clients increased by $18 million while revenues from our technology clients increased $13 million. Revenues from clients added, including those related to acquisitions, since March 31, 2019 were $21 million. Demand in this segment is driven by our clients’ needs to create differentiated user experiences, transition to agile development methodologies, enhance their networks, manage their digital content and adopt and integrate digital technologies, such as cloud, interactive and IoT. Our strategic decision to exit certain content-related services negatively impacted our first quarter 2020 revenue by approximately $23 million. We anticipate that our decision may negatively impact our relationship with the affected clients and we continue to estimate that we may lose revenues of $225 million to $255 million on an annualized basis. We anticipate the revenue will continue to ramp down over the next one to two years and the impact on 2020 revenues is expected to be between $180 million and $200 million. Demand from our communications and media clients in this segment is expected to continue to be particularly negatively impacted by the COVID-19 pandemic.
Revenues - Geographic Markets
Revenues by geographic market were as follows for the three months ended March 31:

	2020	2019	Increase / (Decrease)
			$	%	CC %[5]
	(Dollars in millions)
North America	$3,190	$3,123	$67	2.1	2.2
United Kingdom	337	329	8	2.4	4.1
Continental Europe	437	405	32	7.9	10.5
Europe - Total	774	734	40	5.4	7.6
Rest of World	261	253	8	3.2	7.6
Total revenues	$4,225	$4,110	$115	2.8	3.5
North America continues to be our largest market, representing 75.5% of total revenues for the first quarter of 2020 and 58.3% of total revenue growth from the first quarter of 2019. Revenue growth in our North America region was driven by the demand for digital content services and solutions by clients in our Communications, Media and Technology segment, the adoption and integration of digital technologies by clients in our Products and Resources segment and revenues from recently completed acquisitions, partially offset by the impact of our strategic decision to exit certain content-related services in our Communications, Media and Technology segment and the transition of certain Financial Services and Healthcare customers in-house or to captives. Revenue growth in our Continental Europe and the United Kingdom regions was driven by our life science clients and includes revenues related to our recently completed acquisitions. Revenue growth in our Rest of World region was driven by strength in our Communications, Media and Technology segment. We believe that there are opportunities for long-term growth across all of our geographic markets.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. Our cost of revenues increased by 6.7% during the first quarter of 2020 as compared to the first quarter of 2019, increasing as a percentage of revenues to 65.0% in the first quarter of 2020 compared to 62.7% in the first quarter of 2019. The increase in cost of revenues, as a percentage of revenues, was due primarily to an increase in costs related to our delivery personnel (including employees and subcontractors) outpacing revenue growth, which was negatively affected by the COVID-19 pandemic, partially offset by lower travel and entertainment costs as a result of the reduction in travel due to the pandemic and our cost optimization strategy.

5 Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

SG&A Expenses
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. SG&A expenses decreased by 18.4% during the first quarter of 2020 as compared to the first quarter of 2019, decreasing as a percentage of revenues to 16.8% in 2020 as compared to 21.2% in 2019. The decrease, as a percentage of revenues, was due primarily to the $117 million 2019 incremental accrual related to the India Defined Contribution Obligation, as discussed in Note 12 to our unaudited consolidated financial statements, and lower compensation costs in the first quarter of 2020.
Restructuring Charges
Our restructuring charges consist of our 2020 Fit for Growth Plan and our realignment program. Restructuring charges were $55 million or 1.3%, as a percentage of revenues during 2020, as compared to $2 million in 2019. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.
Operating Margin - Overall
Our operating margin increased to 13.7% from 13.1% for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019, while our Adjusted Operating Margin6 decreased to 15.1% from 16.0% for the same periods. Our GAAP and Adjusted Operating Margin6 were adversely impacted as costs related to our delivery personnel (including employees and subcontractors) outpaced revenue growth, which was negatively affected by the COVID-19 pandemic. A decrease in travel and entertainment expenses due to the COVID-19 pandemic and our cost optimization strategy positively impacted our GAAP and Adjusted Operating Margin6. In addition, our 2019 GAAP operating margin included a 2.9% negative impact of the 2019 incremental accrual related to the India Defined Contribution Obligation as discussed in Note 12 to our unaudited consolidated financial statements, while our 2020 operating margin included a 1.3% negative impact of the restructuring charges discussed in Note 4 to our unaudited consolidated financial statements.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 50 basis points, or 0.50 percentage points, during the three months ended March 31, 2020. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended March 31, 2020 and 2019, the settlement of cash flow hedges had an immaterial impact on our operating margin.
We finished the first quarter of 2020 with approximately 291,700 employees, which is an increase of approximately 5,900 as compared to March 31, 2019. Annualized turnover, including both voluntary and involuntary, was approximately 22.4% for the three months ended March 31, 2020. Attrition is weighted towards the more junior members of our staff.

Segment Operating Profit

Segment operating profits were as follows for the three months ended March 31:

	2020	Operating Margin %	2019	Operating Margin %	Increase / (Decrease)
	(Dollars in millions)
Financial Services	$381	26.3	$400	27.9	$(19)
Healthcare	321	26.9	337	28.9	(16)
Products and Resources	261	27.4	234	25.6	27
Communications, Media and Technology	190	30.4	174	29.2	16
Total segment operating profit	1,153	27.3	1,145	27.9	8
Less: unallocated costs	574		606		(32)
Income from operations	$579	13.7	$539	13.1	$40

6 Adjusted Operating Margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

In our Financial Services and Healthcare operating segments, operating margins decreased as costs related to our delivery personnel (including employees and subcontractors) outpaced revenue growth, which was negatively affected by the COVID-19 pandemic, partially offset by cost savings generated by our cost optimization initiatives and lower travel and entertainment costs due to COVID-19 related reductions in travel. In our Products and Resources and Communications, Media and Technology segments, operating margins increased as a result of cost savings generated by our cost optimization initiatives and lower travel and entertainment costs due to COVID-19 related reductions in travel, partially offset by the negative impact of the COVID-19 pandemic on revenue growth. Additionally, 2019 operating margin in our Products and Resources segment was negatively affected by bankruptcy filings by several clients in that segment.
Certain SG&A expenses, restructuring costs, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are included above as “unallocated costs” and adjusted against our total income from operations. The decrease in unallocated costs in 2020 compared to 2019 is primarily due to the India Defined Contribution Obligation presented in unallocated costs in 2019, partially offset by higher restructuring costs included in unallocated costs in 2020.
Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended March 31:

	2020	2019	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses) gains	$(108)	$3	$(111)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	6	(1)	7
Foreign currency exchange gains (losses), net	(102)	2	(104)
Interest income	41	48	(7)
Interest expense	(6)	(7)	1
Other, net	(2)	1	(3)
Total other income (expense), net	$(69)	$44	$(113)
The foreign currency exchange gains and losses were primarily attributable to the remeasurement of the Indian rupee denominated net monetary assets and liabilities in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into to partially offset foreign currency exposure to the Euro, Indian rupee, British pound and other non-U.S. dollar denominated net monetary assets and liabilities. As of March 31, 2020, the notional value of our undesignated hedges was $338 million. The decrease in interest income of $7 million was primarily attributable to a decrease in yield and in average invested balances in 2020.
Provision for Income Taxes
The provision for income taxes remained flat at $142 million during the three months ended March 31, 2020. The effective income tax rate increased to 27.8% for the three months ended March 31, 2020 compared to 24.4% for the three months ended March 31, 2019, primarily driven by the depreciation of the Indian rupee against the U.S. dollar, which resulted in non-deductible foreign currency exchange losses on our unaudited consolidated statement of operations.
Net Income
Net income decreased to $367 million for the three months ended March 31, 2020 from $441 million for the three months ended March 31, 2019, representing 8.7% and 10.7% of revenues, respectively. The decrease in net income was driven by higher foreign exchange losses, partially offset by higher income from operations.

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

We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into our operating results. For our internal management reporting and budgeting purposes, we use various GAAP and non-GAAP financial measures for financial and operational decision-making, to evaluate period-to-period comparisons, to determine portions of the compensation for our executive officers and for making comparisons of our operating results to those of our competitors. Therefore, it is our belief that the use of non-GAAP financial measures excluding certain costs provides a meaningful supplemental measure for investors to evaluate our financial performance. We believe that the presentation of our non-GAAP financial measures along with reconciliations to the most comparable GAAP measure, as applicable, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

	2020	% of Revenues	2019	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$579	13.7	$539	13.1
Realignment charges (1)	20	0.5	2	—
2020 Fit for Growth plan restructuring charges (2)	35	0.8	—	—
COVID-19 Charges (3)	6	0.1	—	—
Incremental accrual related to the India Defined Contribution Obligation (4)	—	—	117	2.9
Adjusted Income from Operations and Adjusted Operating Margin	$640	15.1	$658	16.0

GAAP diluted EPS	$0.67		$0.77
Effect of above adjustments, pre-tax	0.11		0.20
Non-operating foreign currency exchange (gains) losses, pre-tax (5)	0.19		(0.01)
Tax effect of above adjustments (6)	(0.01)		(0.05)
Adjusted Diluted EPS	$0.96		$0.91

(1) As part of the realignment program, during 2020, we incurred employee retention costs and professional fees. See Note 4 to our unaudited consolidated financial statements for additional information.
(2) As part of our 2020 Fit for Growth plan, we incurred certain employee separation, employee retention and facility exit costs. See Note 4 to our unaudited consolidated financial statements for additional information.

(3) During the three months ended March 31, 2020, we incurred costs in response to the COVID-19 pandemic including a one-time bonus to our employees at the designation of associate and below in both India and the Philippines and costs to enable our employees to work remotely and provide medical staff and extra cleaning services for our facilities. Substantially all of the costs related to the pandemic are reported in "Cost of revenues" in our unaudited consolidated statements of operations.
(4) In the first quarter of 2019, we recorded an accrual of $117 million related to the India Defined Contribution Obligation as further described in Note 12 to our unaudited consolidated financial statements.
(5) Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(6) Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$5	$—
2020 Fit for Growth Plan restructuring charges	$9	—
COVID-19 Charges	2	—
Incremental accrual related to the India Defined Contribution Obligation	—	31
Foreign currency exchange gains and losses	(10)	1
The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

Liquidity and Capital Resources

Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of March 31, 2020, we had cash, cash equivalents and short-term investments of $4,282 million. During the first quarter of 2020, we borrowed $1.74 billion against our revolving credit facility in order to increase our cash on hand in the United States, as a large portion of our cash is held in India. This will allow us the flexibility to continue to help and support our clients during the COVID-19 pandemic and also to continue to invest in the business, both organically and inorganically.

The following table provides a summary of our cash flows for the three months ended March 31:

	2020	2019	Increase / Decrease
	(in millions)
Net cash provided by (used in):
Operating activities	$497	$269	$228
Investing activities	(272)	356	(628)
Financing activities	1,135	(839)	1,974

Operating activities
The increase in cash provided by operating activities for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to lower incentive compensation payouts, the increase in income from operations and improved DSO.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. Our DSO was 74 days as of March 31, 2020, 73 days as of December 31, 2019 and 76 days as of March 31, 2019. During the fourth quarter of 2019, we changed our policy with regard to the presentation of certain amounts due to customers, such as discounts and rebates, and retrospectively applied this policy to the calculation of DSO as of March 31, 2019. This change in policy had the effect of reducing our March 31, 2019 DSO by 2 days.

Investing activities
Net cash used by investing activities for the three months ended March 31, 2020 was driven by outflows for capital expenditures, payments for acquisitions and net purchases of investments. Net cash provided by investing activities for the three months ended March 31, 2019 was driven by net sales of investments partially offset by payments for acquisitions and outflows for capital expenditures.
Financing activities
The cash provided by financing activities in the three months ended March 31, 2020 compared to cash used in financing activities in the three months ended March 31, 2019 is primarily driven by our borrowing against the revolving credit facility and lower repurchases of common stock in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
We have a Credit Agreement providing for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan.
The Credit Agreement requires interest to be paid, at our option, at either the ABR or the Eurocurrency Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Eurocurrency Rate loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Eurocurrency Rate loans may range from 0.75% to 1.125%, depending on our public debt ratings (or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement). Our Credit Agreement also provides a mechanism for determining an alternative rate of interest to the Eurocurrency rate after LIBOR is no longer available. The outstanding balance under our revolving credit facility as of March 31, 2020 is a Eurocurrency Rate loan with a maturity of November 2023 and an Interest Period (as defined in the Credit Agreement) of one month.
The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50 to 1.00, or for a period of up to four quarters following certain material acquisitions, 3.75 to 1.00. We were in compliance with all debt covenants and representations of the Credit Agreement as of March 31, 2020.
In February 2020, our India subsidiary renewed its one-year 13 billion Indian rupee ($173 million at the March 31, 2020 exchange rate) working capital facility, which requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made prior to 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February.
During the three months ended March 31, 2020, we returned $632 million to our stockholders through $511 million in share repurchases under our stock repurchase program and $121 million in dividend payments. During the three months ended March 31, 2020, our Board of Directors approved a 10% or $0.02 increase to our quarterly cash dividends and increased our stock repurchase program authorization from $5.5 billion to $7.5 billion, excluding fees and expenses. Other than repurchases under our 10b5-1 Plan, we have suspended our repurchase program and have not repurchased any shares since March 31, 2020. We review our capital return plan on an on-going basis, considering the potential impacts of COVID-19 pandemic, our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.
Other Liquidity and Capital Resources Information
We seek to ensure that our worldwide cash is available in the locations in which it is needed. As part of our ongoing liquidity assessments, we regularly monitor the mix of our domestic and international cash flows and cash balances. As of March 31, 2020, the amount of our cash, cash equivalents and short-term investments held outside the United States was $3,255 million, of which $1,950 million was in India. We evaluate on an ongoing basis what portion of the non-U.S. cash, cash equivalents and short-term investments held outside India is needed locally to execute our strategic plans and what amount is available for repatriation back to the United States.
In March 2020, the Indian parliament enacted the Budget, which contains a number of provisions related to income tax, including a replacement of the DDT, previously due from the dividend payer, with a tax payable by the shareholder receiving the dividend. This provision reduces the tax rate applicable to us for cash repatriated from India. As of the first quarter of 2020, we have limited our indefinite reinvestment assertion to India earnings accumulated in prior years. Future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws or interpretations of such laws, that may lead us to change our assertion.
Given the dynamic nature of the COVID-19 pandemic, its future impact on our ongoing business, results of operations, liquidity needs and overall financial performance cannot be reasonably estimated at this time. However, we expect our operating cash flows, cash and short-term investment balances to be sufficient to meet our operating requirements and service our debt for the next twelve months. Our ability to expand and grow our business in accordance with current plans, make acquisitions and form joint ventures, meet our long-term capital requirements beyond a twelve-month period and execute our capital return plan will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to pay for acquisitions and joint ventures with capital stock and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

Commitments and Contingencies

See Note 12 to our unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the three months ended March 31, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits, including the application of the cost to cost method of measuring progress to completion for certain fixed-price contracts, income taxes, business combinations, valuation of goodwill and other long-lived assets and contingencies. We base our estimates on historical experience, current trends and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited consolidated financial statements. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Other than the below discussion of the interim goodwill impairment test, there have been no material changes to the aforementioned critical accounting estimates and policies during the quarter.

Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the first quarter of 2020, COVID-19 has negatively affected all major economic and financial markets and, although there is an extremely wide range of possible outcomes and the associated impact is highly dependent on variables that are difficult to forecast, we deemed the deterioration in general economic conditions sufficient to trigger an interim impairment testing of goodwill as of March 31, 2020. Our interim test results indicate that the fair values of all of our reporting units exceed their carrying values and thus, no impairment of goodwill exists as of March 31, 2020. Due to the size of past acquisitions in our healthcare reporting unit, this reporting unit carries the most significant portion of our goodwill balance and has the least amount of excess fair value over its carrying value.

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues or operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the COVID-19 pandemic, anticipated effective income tax rate and income tax expense, liquidity, access to capital, capital return plan, investment strategies, cost management, realignment program, 2020 Fit for Growth Plan, plans and objectives, including those related to our digital practice areas, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of regulatory and litigation matters, the incremental accrual related to the India Defined Contribution Obligation and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
•economic and political conditions globally and in particular in the markets in which our clients and operations are concentrated;
•the significant and continuing adverse impact of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition, and the potential for such impact being materially adverse to us as the pandemic continues to rapidly evolve and cause significant loss of life and interruption to the global economy;
•our ability to contain the damage from and restore our business following the ransomware attack we suffered in April 2020;
•our ability to attract, train and retain skilled professionals, including highly skilled technical personnel to satisfy client demand and senior management to lead our business globally;
•challenges related to growing our business organically as well as inorganically through acquisitions, and our ability to achieve our targeted growth rates;
•our ability to achieve our profitability and capital return goals;
•our ability to successfully implement our 2020 Fit for Growth Plan and achieve the anticipated benefits from the plan;
•our ability to meet specified service levels or milestones required by certain of our contracts;
•intense and evolving competition and significant technological advances that our service offerings must keep pace with in the rapidly changing markets we compete in;
•legal, reputational and financial risks related to our recent ransomware attack and if we otherwise fail to protect client and/or Cognizant data from security breaches or cyberattacks;
•the effectiveness of our business continuity and disaster recovery plans and the potential that our global delivery capacity could be impacted;
•restrictions on visas, in particular in the United States, United Kingdom and EU, or immigration more generally, which may affect our ability to compete for and provide services to our clients;
•risks related to anti-outsourcing legislation, if adopted, and negative perceptions associated with offshore outsourcing, both of which could impair our ability to serve our clients;
•risks related to complying with the numerous and evolving legal and regulatory requirements to which we are subject in the many jurisdictions in which we operate;
•potential changes in tax laws, or in their interpretation or enforcement, failure by us to adapt our corporate structure and intercompany arrangements to achieve global tax efficiencies or adverse outcomes of tax audits, investigations or proceedings;
•potential exposure to litigation and legal claims in the conduct of our business;

•potential significant expense that would occur if we change our intent not to repatriate prior year Indian accumulated undistributed earnings; and
•the factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2019. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 14, 2020.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to our unaudited consolidated financial statements.

Item 1A. Risk Factors
The risk factors disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 14, 2020 continue to apply to our business. The information presented below should be read in conjunction with the other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic has had a significant and continuing adverse impact upon, and may have a material adverse impact upon, our business, liquidity, results of operations and financial condition.
The ongoing global COVID-19 pandemic has caused and continues to cause significant loss of life and interruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, including through business and transportation shutdowns and restrictions on people’s movement and congregation. Among other things, “stay at home”, “shelter in place” and various states of “lockdown” in many countries around the world has meant that many of our and our clients’ offices have been closed and employees have been working from home and many consumer-facing businesses have closed or are operating at a significantly reduced level to observe various social distancing requirements and government-mandated closures. The result has been a dramatic reduction in activity in the global economy, a reduction in demand for many products and services and significant adverse impacts to the financial markets, including the trading price of our common stock.
The COVID-19 pandemic has had a significant and continuing adverse impact upon, and may have a material adverse impact upon, our business, liquidity, results of operations and financial condition, including as a result of the following:
•Reduced client demand for services – The vast majority of our business is with clients in the United States, the United Kingdom and other countries in Europe, all regions that have been hard hit by the pandemic to date. Many of these countries have been in some state of “lockdown” condition since March 2020, and the timeframe for reopening their economies is uncertain and could be lengthy. This has reduced demand for our services, particularly from clients in the travel and hospitality industries, and is likely to continue to result in reduced demand for our services as clients across many industries face reduced demand for their products and services as consumers and other businesses reduce spending, reduce business activity including through facility closures, production slowdowns, work from home arrangements and employee furloughs, financial pressure on their businesses and/or a need to reduce costs. Among other things, our clients have postponed, cancelled or scaled-back existing projects and not entered into or reduced the scope of potential projects, and may continue to do so. The inability to meet with current and prospective clients in person has limited and may continue to limit our ability to win work with current and prospective clients.
•Client pricing pressure, payment term extensions and insolvency risk – As clients face reduced demand for their products and services, reduce their business activity and face increased financial pressure on their businesses, we have faced and expect to continue to face downward pressure on our pricing and gross margins due to pricing concessions to clients and requests from clients to extend payment terms. In addition, clients have requested and may continue to request extended payment terms, which may have an adverse on our cash flows from operations. We may also face a significantly elevated risk of client insolvency, bankruptcy or liquidity challenges where we may perform services and incurred expenses for which we are not paid.
•Delivery challenges – Due to the closures of many of our and our clients’ facilities, including as a result of various orders from national, state or local governments, sickness of employees or their families or the desire of employees to avoid contact with large groups of people, we have faced and will continue to face challenges delivering services to our clients and satisfying contractually agreed upon service levels. Two-thirds of our employees and the core of our delivery capabilities are in India, which has been on a country-wide lockdown since March and whose population density presents a very significant risk of the spread of the pandemic. We also have significant delivery operations in the Philippines, which has also had a country-wide lockdown since March. The impact of pandemic, particularly in India, but also in the Philippines and other countries where we have near-shore or onshore delivery operations for clients, as well as our in-country offices and offices of clients where our associates may normally work, has impacted and is expected to continue to impact our ability to deliver services to clients. Our efforts to enable work-from-home arrangements for many of our employees may be unsuccessful in mitigating the impact of such closures and increase our exposure to security breaches or cyberattacks. The ransomware attack we were subject to in April 2020 compounded the challenges we face in enabling work-from-home arrangements and resulted in setbacks and delays to such efforts. A significant worsening of the pandemic, particularly in India, or another security incident during the pandemic, could materially impair our ability to deliver services to clients to an extent that may have a material adverse impact to our business, liquidity, results of operations and financial condition.
•Increased costs – We face increased costs from the pandemic, including as a result of mitigation efforts such as enabling increased work-from-home capabilities and additional health and safety measures.
•Diversion of and strain on management and other corporate resources – Addressing the significant personal and business challenges presented by the pandemic, including various business continuity measures and the need to enable work-from-home arrangements for many of our associates, has demanded significant management time and attention and strained other corporate resources, and is expected to continue to do so. Among other things, this may adversely impact our client and associate development and our ability to execute our strategy and various transformation initiatives, and may increase our exposure to security breaches or cyberattacks.
•Reduced employee morale and productivity – The significant personal and business challenges presented by the pandemic, including the potentially life-threatening health risks to employees and their families and friends, the closures of schools and the unavailability of various services our employees may rely upon, such as childcare, are a cause of employee morale concerns and may adversely impact employee productivity.
The COVID-19 pandemic continues to rapidly evolve. The ultimate extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the transmission rate and geographic spread of the disease, the duration and extent of the pandemic, travel restrictions and social distancing in the United States, the United Kingdom, other countries in Europe, India, the Philippines and other countries, the duration and extent of business closures and business disruptions and the effectiveness of actions taken to contain, treat and prevent the disease. If we or our clients experience prolonged shutdowns or other business disruptions, our business, liquidity, results of operations, financial condition and the trading price of our common stock are likely to be materially adversely affected, and our ability to access the capital markets may be limited.
We face legal, reputational and financial risks resulting from the security incident we announced on April 20, 2020 and if we otherwise fall victim to security breaches or cyberattacks that may impact client and/or Cognizant data.
In order to provide our services and solutions, we depend on global information technology networks and systems, including those of third parties, to process, transmit, host and securely store electronic information (including our confidential information and the confidential information of our clients) and to communicate among our locations around the world and with our clients, suppliers and partners. Security breaches, employee malfeasance, or human or technological error create risks of shutdowns or disruptions of our operations and potential unauthorized access and/or disclosure of our or our clients’ sensitive data, which in turn could jeopardize projects that are critical to our operations or the operations of our clients’ businesses. For example, on April 20, 2020, we announced a security incident involving a Maze ransomware attack as to which we have an ongoing investigation (see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the security incident). The attack resulted in unauthorized access to certain data and caused significant disruption to our business. This included the disabling of some of our systems and disruption caused by our taking certain other internal systems and networks offline as a precautionary measure. The attack compounded the challenges we face in enabling work-from-home arrangements during the COVID-19 pandemic and resulted in setbacks and delays to such efforts. Some of our clients experienced service disruptions due to our reliance on certain of the impacted systems and networks to perform work for clients and the impact to our systems and networks supporting work-from-home capabilities. In addition, some clients opted to suspend our access to their networks as a security precaution. In this circumstance, we are unable to continue providing services via client networks until access is restored. We expect the business disruption caused by and incremental costs resulting from the ransomware attack to adversely impact our financial results primarily with respect to the second quarter of 2020. We have and expect to continue to experience a loss of revenue due to the interruption in our ability to provide services to some clients, either as a direct consequence of the attack or as a result of clients suspending our access to their networks as a security precaution, and incur incremental costs for the investigation, containment and remediation of the security incident, including legal and other professional fees, and investments to enhance our overall security environment. The lost revenue and containment, investigation, remediation, legal and other costs will be significant and may exceed our insurance policy limits or may not be covered by insurance at all. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. In addition to the ransomware attack, we and the businesses we interact with face other threats to data and systems, including by perpetrators of random or targeted malicious cyberattacks, computer viruses, malware, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate client information and cause system failures and disruptions.
A security compromise of our information systems, such as the security incident announced in April 2020, or of those of businesses with whom we interact, that results in confidential information being accessed by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions, client attrition due to reputational concerns or otherwise, containment and remediation expenses, and claims brought by our clients or others for breaching contractual confidentiality and security provisions or data protection laws. Monetary damages imposed on us could be significant and may impose costs in excess of insurance policy limits or not covered by our insurance at all. Techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems evolve frequently and may not immediately produce signs of intrusion, and we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that we expend substantial additional resources related to the security of our information systems, diverting resources from other projects and disrupting our businesses. Any remediation measures that we have taken or that we may undertake in the future in response to the security incident announced in April 2020 or other security breaches may be insufficient to prevent future attacks.
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
Our stock repurchase program, as amended by our Board of Directors in February 2020, allows for the repurchase of up to $7.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan or in private transactions, including through ASR agreements entered into with financial institutions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and will depend upon market conditions and other factors. Other than repurchases under our 10b5-1 Plan, we have suspended our repurchase program and have not repurchased any shares since March 31, 2020.
During the three months ended March 31, 2020, we repurchased $511 million of our Class A common stock under our stock repurchase program. The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2020 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2020 - January 31, 2020
Open market purchases	—	$—	—	$369
February 1, 2020 - February 28, 2020
Open market purchases	4,349,635	68.97	4,349,635	2,069
March 1, 2020 - March 31, 2020
Open market purchases	4,131,769	50.94	4,131,769	1,858
Total	8,481,404	$60.19	8,481,404
During the three months ended March 31, 2020, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended March 31, 2020, such repurchases totaled 0.3 million shares at an aggregate cost of $15 million.

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
10.1	Form of Restricted Stock Unit Award Grant Notice (March 5, 2020 form)					Filed
10.2	Form of Performance-Based Restricted Stock Unit Award Grant Notice (March 5, 2020 form)					Filed
10.3	Cognizant Technology Solutions Corporation Retirement Plan					Filed
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	May 8, 2020	By:	/s/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ KAREN MCLOUGHLIN
Karen McLoughlin,
Chief Financial Officer
(Principal Financial Officer)