Form 10-Q
period 2020-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2020-07-30
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2020
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 24, 2020:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	542,240,742

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
Adjusted Diluted EPS	Adjusted Diluted Earnings Per Share
AI	Artificial Intelligence
ASC	Accounting Standards Codification
ASR	Accelerated Stock Repurchase
Budget	Union Budget of India for 2020-2021
CC	Constant Currency
Code Zero	Code Zero, LLC
Collaborative Solutions	Collaborative Solutions Holdings, LLC
Contino	Contino Holdings, Inc.
Court	Madras High Court
COVID-19	The novel coronavirus disease
COVID-19 Charges	Costs directly related to the COVID-19 pandemic
Credit Agreement	Credit agreement with a commercial bank syndicate dated November 5, 2018
Credit Loss Standard	ASC Topic 326: "Financial Instruments - Credit Losses"
CTS India	Our principal operating subsidiary in India
DDT	Dividend Distribution Tax
Division Bench	Division Bench of the Madras High Court
DSO	Days Sales Outstanding
EI-Technologies	Entrepreneurs et Investisseurs Technologies SA
EPS	Earnings Per Share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Transition Costs	Costs associated with our CEO transition and the departure of our President
GAAP	Generally Accepted Accounting Principles
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IoT	Internet of Things
ITD	Indian Income Tax Department
Lev	Levementum LLC
LIBOR	London Inter-bank Offered Rate
SEC	United States Securities and Exchange Commission
SCI	Supreme Court of India
SG&A	Selling, general and administrative
Term Loan	Unsecured term loan
Zenith	Zenith Technologies Limited

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$4,422	$2,645
Short-term investments	160	779
Trade accounts receivable, net	3,208	3,256
Other current assets	741	931
Total current assets	8,531	7,611
Property and equipment, net	1,345	1,309
Operating lease assets, net	1,002	926
Goodwill	4,391	3,979
Intangible assets, net	1,026	1,041
Deferred income tax assets, net	669	585
Long-term investments	429	17
Other noncurrent assets	823	736
Total assets	$18,216	$16,204
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$359	$239
Deferred revenue	319	313
Short-term debt	38	38
Operating lease liabilities	206	202
Accrued expenses and other current liabilities	2,290	2,191
Total current liabilities	3,212	2,983
Deferred revenue, noncurrent	46	23
Operating lease liabilities, noncurrent	802	745
Deferred income tax liabilities, net	28	35
Long-term debt	2,421	700
Long-term income taxes payable	428	478
Other noncurrent liabilities	307	218
Total liabilities	7,244	5,182
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 542 and 548 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	83	33
Retained earnings	11,072	11,022
Accumulated other comprehensive income (loss)	(188)	(38)
Total stockholders’ equity	10,972	11,022
Total liabilities and stockholders’ equity	$18,216	$16,204
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$4,000	$4,141	$8,225	$8,251
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,615	2,629	5,362	5,204
Selling, general and administrative expenses	711	719	1,422	1,590
Restructuring charges	71	49	126	51
Depreciation and amortization expense	136	125	269	248
Income from operations	467	619	1,046	1,158
Other income (expense), net:
Interest income	37	45	78	93
Interest expense	(9)	(6)	(15)	(13)
Foreign currency exchange gains (losses), net	(2)	16	(104)	18
Other, net	2	2	—	3
Total other income (expense), net	28	57	(41)	101
Income before provision for income taxes	495	676	1,005	1,259
Provision for income taxes	(134)	(167)	(276)	(309)
Income (loss) from equity method investments	—	—	(1)	—
Net income	$361	$509	$728	$950
Basic earnings per share	$0.67	$0.90	$1.34	$1.67
Diluted earnings per share	$0.67	$0.90	$1.34	$1.67
Weighted average number of common shares outstanding - Basic	541	564	543	569
Dilutive effect of shares issuable under stock-based compensation plans	—	—	1	1
Weighted average number of common shares outstanding - Diluted	541	564	544	570
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$361	$509	$728	$950
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	38	(9)	(97)	(11)
Change in unrealized gains and losses on cash flow hedges	38	11	(53)	47
Change in unrealized gains and losses on available-for-sale securities	—	2	—	8
Other comprehensive income (loss)	76	4	(150)	44
Comprehensive income	$437	$513	$578	$994
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2019	548	$5	$33	$11,022	$(38)	$11,022
Cumulative effect of changes in accounting principle(1)	—	—	—	1	—	1
Net income	—	—	—	367	—	367
Other comprehensive income (loss)	—	—	—	—	(226)	(226)
Common stock issued, stock-based compensation plans	2	—	40	—	—	40
Stock-based compensation expense	—	—	55	—	—	55
Repurchases of common stock	(9)	—	(87)	(439)	—	(526)
Dividends declared, $0.22 per share	—	—	—	(120)	—	(120)
Balance, March 31, 2020	541	5	41	10,831	(264)	10,613
Net income	—	—	—	361	—	361
Other comprehensive income (loss)	—	—	—	—	76	76
Common stock issued, stock-based compensation plans	2	—	36	—	—	36
Stock-based compensation expense	—	—	65	—	—	65
Repurchases of common stock	(1)	—	(59)	—	—	(59)
Dividends declared, $0.22 per share	—	—	—	(120)	—	(120)
Balance, June 30, 2020	542	$5	$83	$11,072	$(188)	$10,972

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2018	577	$6	$47	$11,485	$(114)	$11,424
Cumulative effect of changes in accounting principle(2)	—	—	—	2	—	2
Net income	—	—	—	441	—	441
Other comprehensive income (loss)	—	—	—	—	40	40
Common stock issued, stock-based compensation plans	2	—	50	—	—	50
Stock-based compensation expense	—	—	66	—	—	66
Repurchases of common stock	(10)	—	(99)	(672)	—	(771)
Dividends declared, $0.20 per share	—	—	—	(116)	—	(116)
Balance, March 31, 2019	569	6	64	11,140	(74)	11,136
Net income	—	—	—	509	—	509
Other comprehensive income (loss)	—	—	—	—	4	4
Common stock issued, stock-based compensation plans	2	—	40	—	—	40
Stock-based compensation expense	—	—	54	—	—	54
Repurchases of common stock	(19)	—	(120)	(952)	—	(1,072)
Dividends declared, $0.20 per share	—	—	—	(114)	—	(114)
Balance, June 30, 2019	552	$6	$38	$10,583	$(70)	$10,557

(1)Reflects the adoption of the Credit Loss Standard as described in Note 1.
(2)Reflects the adoption of ASC Topic 842 “Leases” on January 1, 2019. Refer to the notes in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$728	$950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	266
Deferred income taxes	(93)	(180)
Stock-based compensation expense	120	120
Other	187	(26)
Changes in assets and liabilities:
Trade accounts receivable	78	(129)
Other current and noncurrent assets	171	51
Accounts payable	103	2
Deferred revenues, current and noncurrent	19	(2)
Other current and noncurrent liabilities	(110)	(208)
Net cash provided by operating activities	1,476	844
Cash flows from investing activities:
Purchases of property and equipment	(205)	(202)
Purchases of available-for-sale investment securities	—	(333)
Proceeds from maturity or sale of available-for-sale investment securities	—	2,107
Purchases of held-to-maturity investment securities	(202)	(406)
Proceeds from maturity of held-to-maturity investment securities	346	691
Purchases of other investments	(264)	(310)
Proceeds from maturity or sale of other investments	283	308
Payments for business combinations, net of cash acquired	(489)	(232)
Net cash (used in) provided by investing activities	(531)	1,623
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	76	90
Repurchases of common stock	(585)	(1,825)
Repayment of Term Loan borrowings and finance lease and earnout obligations	(25)	(9)
Borrowings under the revolving credit facility	1,740	—
Dividends paid	(242)	(232)
Net cash provided by (used in) financing activities	964	(1,976)
Effect of exchange rate changes on cash and cash equivalents	(132)	8
Increase in cash and cash equivalents	1,777	499
Cash and cash equivalents, beginning of year	2,645	1,161
Cash and cash equivalents, end of period	$4,422	$1,660
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements included herein in accordance with GAAP and the Exchange Act. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited consolidated financial statements have been included and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.
Our unaudited consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting periods presented. During the first half of 2020, the global COVID-19 pandemic caused significant loss of life and interruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. The COVID-19 pandemic negatively impacted our results of operations, cash flows and financial position. In addition, the pandemic may affect management's estimates and assumptions of variable consideration in contracts with customers as well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions, such as the annual effective tax rate, the allowance for doubtful accounts, the recoverability of capitalized deferred charges and the fair values of goodwill, long-lived assets and indefinite-lived intangible assets.
For the quarter ended March 31, 2020, we deemed the COVID-19-related deterioration in general economic conditions sufficient to trigger an interim impairment test of goodwill as of March 31, 2020. Our interim test results as of March 31 indicated that the fair values of all of our reporting units exceed their carrying values and thus, no impairment of goodwill existed as of March 31, 2020. No additional triggers for an interim impairment test have been identified since March 31, 2020.
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

Prior year amounts are not adjusted and continue to be reported in accordance with our historical accounting policies.

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

	Three Months Ended June 30, 2020					Six Months Ended June 30, 2020

	FS	HC	P&R	CMT	Total	FS	HC	P&R	CMT	Total
	(in millions)
Revenues
Geography:
North America	$978	$999	$620	$409	$3,006	$1,990	$2,037	$1,309	$860	$6,196
United Kingdom	110	36	89	79	314	230	76	182	163	651
Continental Europe	182	102	94	41	419	373	201	203	79	856
Europe - Total	292	138	183	120	733	603	277	385	242	1,507
Rest of World	126	20	64	51	261	254	37	127	104	522
Total	$1,396	$1,157	$867	$580	$4,000	$2,847	$2,351	$1,821	$1,206	$8,225

Service line:
Consulting and technology services	$933	$666	$520	$338	$2,457	$1,880	$1,328	$1,110	$686	$5,004
Outsourcing services	463	491	347	242	1,543	967	1,023	711	520	3,221
Total	$1,396	$1,157	$867	$580	$4,000	$2,847	$2,351	$1,821	$1,206	$8,225

Type of contract:
Time and materials	$873	$468	$363	$357	$2,061	$1,757	$943	$772	$740	$4,212
Fixed-price	444	417	409	201	1,471	927	826	852	420	3,025
Transaction or volume-based	79	272	95	22	468	163	582	197	46	988
Total	$1,396	$1,157	$867	$580	$4,000	$2,847	$2,351	$1,821	$1,206	$8,225

We expect the COVID-19 pandemic to continue to impact demand across all our segments throughout the remainder of 2020 and potentially beyond. We expect demand from our retail and consumer goods clients and our travel and hospitality clients in our Products and Resources segment as well as communications and media clients in our Communications, Media and Technology segment to be particularly negatively impacted by the COVID-19 pandemic.

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
Costs to Fulfill

Costs to fulfill, such as set-up or transition activities, are recorded in "Other noncurrent assets" in our unaudited consolidated statements of financial position and the amortization expense of costs to fulfill is included in "Cost of revenues" in our unaudited consolidated statements of operations. Costs to obtain contracts were immaterial for the period disclosed. The following table presents information related to the capitalized costs to fulfill for the six months ended June 30:

	2020	2019
	(in millions)
Beginning balance	$485	$400
Amortization expense	(44)	(38)
Costs capitalized	59	92
Impairment	(6)	—
Ending balance	$494	$454
Contract Balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in "Other current assets" in our unaudited consolidated statements of financial position and primarily relate to unbilled amounts on fixed-price contracts utilizing the cost to cost method of revenue recognition. The table below shows significant movements in contract assets for the six months ended June 30:

	2020	2019
	(in millions)
Beginning balance	$334	$305
Revenues recognized during the period but not billed	252	295
Amounts reclassified to trade accounts receivable	(247)	(250)
Ending balance	$339	$350

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. The tables below show significant movements in the deferred revenue balances (current and noncurrent) for the six months ended June 30:

	2020	2019
	(in millions)
Beginning balance	$336	$348
Amounts billed but not recognized as revenues	297	203
Revenues recognized related to the opening balance of deferred revenue	(268)	(203)
Ending balance	$365	$348
Revenues recognized during the three and six months ended June 30, 2020 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of June 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was $1,690 million of which approximately 70% is expected to be recognized as revenue within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:
(1)contracts with a duration of one year or less as determined under ASC Topic 606: "Revenue from Contracts with Customers",
(2)contracts for which we recognize revenues based on the right to invoice for services performed,
(3)variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606-10-32-40 have been met, or
(4)variable consideration in the form of a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
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

Allowance for Doubtful Accounts
(in millions)
Balance - December 31, 2019	$67
Impact of adoption of the Credit Loss Standard	(1)
Current-period provision for expected credit losses	18
Write-offs charged against the allowance	(9)
Balance - June 30, 2020	$75

Note 3 — Business Combinations

During the six months ended June 30, 2020, we acquired 100% ownership in the following:
•Code Zero, a provider of consulting and implementation services that strengthens our cloud solutions portfolio and Salesforce Configure-Price-Quote and billing capabilities (acquired on January 31, 2020).
•Lev, a Salesforce Platinum Partner specializing in digital marketing consultancy and implementation of custom cloud solutions that further expands our global Salesforce practice (acquired on March 27, 2020).

•EI-Technologies, a digital technology consulting firm and leading Salesforce specialist that expands our global Salesforce practice (acquired on May 29, 2020).
•Collaborative Solutions, a provider of Workday enterprise cloud applications for finance and human resources that strengthens our portfolio of cloud offerings (acquired on June 10, 2020).
The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed in the aforementioned acquisitions were as follows:

	Collaborative Solutions	Other	Total	Weighted Average Useful Life
	(in millions)
Cash	$5	$8	$13
Trade accounts receivable	41	22	63
Property and equipment and other assets	5	19	24
Operating lease assets, net	6	12	18
Non-deductible goodwill	327	108	435
Customer relationship intangible assets	42	12	54	9.2 years
Other intangible assets	8	2	10	6.5 years
Current liabilities	(30)	(21)	(51)
Noncurrent liabilities	(4)	(18)	(22)
Purchase price, inclusive of contingent consideration(1)	$400	$144	$544

(1)The purchase price for Collaborative Solutions includes a contingent consideration component with a maximum payout of $54 million, valued at $38 million at the date of acquisition, which is contingent upon achieving certain performance thresholds during the first two calendar years following the date of acquisition.

The allocations are preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

The acquisitions completed during the six months ended June 30, 2020 were not individually or in the aggregate material to our operations or cash flows. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to tangible and intangible assets acquired and liabilities assumed, including non-deductible goodwill, based on their estimated fair values. Goodwill from these acquisitions is intended to benefit all of our reportable segments and has been allocated as such. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an identifiable intangible asset.

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

Charges related to our realignment program and our 2020 Fit for Growth Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Realignment program:
Executive Transition Costs	$—	$20	$—	$22
Employee separation costs	—	27	—	27
Employee retention costs	9	—	15	—
Professional fees	3	2	17	2
2020 Fit for Growth Plan:
Employee separation costs	39	—	65	—
Employee retention costs	1	—	5	—
Facility exit costs and other charges (1)	19	—	24	—
Total restructuring costs	$71	$49	$126	$51

(1)Includes $1 million and $4 million of accelerated depreciation for the three and six months ended June 30, 2020, respectively.
The 2020 Fit for Growth Plan charges include $8 million and $19 million for the three and six months ended June 30, 2020, respectively, of costs incurred related to our exit from certain content-related services.
Changes in our accrued employee separation costs included in "Accrued expenses and other current liabilities" in our consolidated statements of financial position are presented in the table below for the six months ended June 30.

	2020	2019
	(in millions)
Beginning balance	$47	$—
Employee separation costs accrued	65	27
Payments made	(75)	—
Ending balance	$37	$27

Note 5 — Investments
Our investments were as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Short-term investments:
Equity investment security	$27	$26
Held-to-maturity investment securities	130	287
Time deposits (1)	3	466
Total short-term investments	$160	$779

Long-term investments:
Equity and cost method investments	$38	$17
Time deposits (1)	391	—
Total long-term investments	$429	$17

(1)As of June 30, 2020, $391 million in restricted time deposits were classified as long-term. As of December 31, 2019, $414 million in restricted time deposits were classified as short-term. See Note 8.

Equity Investment Securities

Our equity investment security is a U.S. dollar denominated investment in an open-ended mutual fund. Realized and unrealized gains and losses were immaterial for the three and six months ended June 30, 2020 and 2019.

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
The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at June 30, 2020 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments, due within one year:
Corporate and other debt securities	$56	$—	$—	$56
Commercial paper	74	1	—	75
Total short-term held-to-maturity investments	$130	$1	$—	$131
The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at December 31, 2019 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments, due within one year:
Corporate and other debt securities	$101	$—	$—	$101
Commercial paper	186	—	—	186
Total short-term held-to-maturity investments	$287	$—	$—	$287
As of June 30, 2020, there were no held-to-maturity investment securities in an unrealized loss position. As of December 31, 2019, commercial paper in the amount of $70 million and corporate and other debt securities in the amount of $42 million were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months.

We monitor the credit ratings of the securities in our portfolio on an ongoing basis and evaluate the need for an allowance for expected credit losses. The securities in our portfolio are highly rated and short-term in nature. Historically, we have not had any impairment losses on our portfolio. As of June 30, 2020, our corporate and other debt securities were rated AAA and our commercial paper were rated A-1+ by CRISIL, an Indian subsidiary of S&P Global.
During the six months ended June 30, 2020 and the year ended December 31, 2019, there were no transfers of investments between our available-for-sale and held-to-maturity investment portfolios.
Equity and Cost Method Investments
During 2020, we acquired a $26 million equity method investment in the technology sector. As of June 30, 2020 and December 31, 2019, we had equity method investments of $34 million and $9 million, respectively and cost method investments of $4 million and $8 million, respectively.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Compensation and benefits	$1,117	$1,239
Customer volume and other incentives	302	251
Derivative financial instruments	24	8
Income taxes	330	152
Professional fees	139	137
Travel and entertainment	20	24
Other	358	380
Total accrued expenses and other current liabilities	$2,290	$2,191

Note 7 — Debt

In 2018, we entered into a Credit Agreement providing for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility. During the first quarter of 2020, we borrowed $1,740 million against our revolving credit facility. Both our Term Loan and the borrowing under our revolving credit facility mature in November 2023.

The Credit Agreement requires interest to be paid, at our option, at either the ABR or the Eurocurrency Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Eurocurrency Rate loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Eurocurrency Rate loans may range from 0.75% to 1.125%, depending on our public debt ratings (or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement). Our Credit Agreement also provides a mechanism for determining an alternative rate of interest to the Eurocurrency rate after LIBOR is no longer available. The outstanding balance under our revolving credit facility as of June 30, 2020 is a Eurocurrency Rate loan with an Interest Period (as defined in the Credit Agreement) of one month.

We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations as of June 30, 2020.

In February 2020, our India subsidiary renewed its 13 billion Indian rupee ($172 million at the June 30, 2020 exchange rate) working capital facility, which requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made prior to 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February.

Short-term Debt

As of both June 30, 2020 and December 31, 2019, we had $38 million of short-term debt related to current maturities of our Term Loan.

Long-term Debt
The following summarizes our long-term debt balances as of:

	June 30, 2020	December 31, 2019
	(in millions)
Notes outstanding under revolving credit facility	$1,740	$—
Term Loan	722	741
Less:
Current maturities - Term Loan	(38)	(38)
Deferred financing costs	(3)	(3)
Long-term debt, net of current maturities	$2,421	$700
The carrying value of our debt approximated its fair value as of June 30, 2020 and December 31, 2019.

Note 8 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Effective income tax rate	27.1%	24.7%	27.5%	24.5%

The effective tax rate for the three and six months ended June 30, 2020 increased primarily due to the depreciation of the Indian rupee against the U.S. dollar, which resulted in non-deductible foreign currency exchange losses on our unaudited consolidated statement of operations.

In March 2020, the Indian parliament enacted the Budget, which contains a number of provisions related to income tax, including a replacement of the DDT, previously due from the dividend payer, with a tax payable by the shareholder receiving the dividend. This provision reduces the tax rate applicable to us for cash repatriated from India. During the first quarter of 2020, we limited our indefinite reinvestment assertion to India earnings accumulated in prior years.

On July 20, 2020, the U.S. Treasury Department and the Internal Revenue Service released final regulations related to the global intangible low-taxed income, or GILTI, high-tax exclusion. We are evaluating the potential impact of these regulations. While we do not anticipate a material impact on our overall income tax provision, the regulations may reduce our income taxes payable in 2020.

We are involved in an ongoing dispute with the ITD in connection with a previously disclosed 2016 share repurchase transaction undertaken by CTS India to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $2.8 billion. As a result of that transaction, which was undertaken pursuant to a plan approved by the Court in Chennai, India, we previously paid $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, we received a communication from the ITD asserting that the ITD is owed an additional 33 billion Indian rupees ($437 million at the June 30, 2020 exchange rate) on the 2016 transaction. Immediately thereafter, the ITD placed an attachment on certain of our India bank accounts. In addition to the dispute on the 2016 transaction, we are also involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes are collectively referred to as the "ITD Dispute").

In April 2018, the Court admitted our writ petition for a stay of the actions of the ITD and lifted the ITD’s attachment on our bank accounts. As part of the interim stay order, we deposited 5 billion Indian rupees ($66 million at the June 30, 2020 exchange rate and $70 million at the December 31, 2019 exchange rate) representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. In addition, the Court also placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($371 million at the June 30, 2020 exchange rate and $393 million at the December 31, 2019 exchange rate), which is the remainder of the disputed tax amount related to the 2016 transaction. In June 2019, the Court dismissed our previously admitted writ petitions on the ITD Dispute, holding that the Company must exhaust other remedies, such as pursuing the matter before other appellate bodies, for resolution of the ITD Dispute prior to intervention by the Court. The Court did not issue a ruling on the substantive issue of whether we owe additional tax as a result of either the 2016 or the 2013 transaction. In July 2019, we appealed the Court’s orders before the Division Bench. In September 2019, the Division Bench partly allowed the Company’s appeal with respect to the 2016 transaction, but did not issue a ruling on the substantive issue of the tax implications of the transactions. In October 2019, we filed a Special Leave Petition before the SCI with respect to the 2016 transaction.

In March 2020, the SCI referred the case based on the 2016 transaction back to the ITD with directions to carry out the assessment following the due process of law. Further, until the conclusion of the assessment, the SCI maintained in place the lien on our 28 billion Indian rupees time deposit and did not order the release of the 5 billion Indian rupees deposit held by the ITD. In April 2020, we received an assessment from the ITD, which is consistent with its previous assertions regarding our 2016 transaction. In June 2020 we filed an appeal against this assessment. The ruling of the SCI and the ITD's assessment created additional uncertainty as to the timing of the resolution of this case and, as a result, in the first quarter of 2020 we reclassified the deposits under lien, which are considered restricted assets, and the deposit with the ITD to noncurrent assets. As of June 30, 2020 and December 31, 2019, the balance of deposits under lien was $391 million presented in "Long-term investments" and $414 million presented in "Short-term investments", respectively, including a portion of the interest previously earned. As of June 30, 2020 and December 31, 2019, the deposit with the ITD was $66 million presented in "Other noncurrent assets" and $70 million presented in "Other current assets", respectively.

We believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions. Accordingly, we have not recorded any reserves for these matters as of June 30, 2020.

Note 9 — Derivative Financial Instruments
In the normal course of business, we use foreign exchange forward and option contracts to manage foreign currency exchange rate risk. Derivatives may give rise to credit risk from the possible non-performance by counterparties. Credit risk is limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to our foreign exchange derivative contracts set forth in the below table are subject to master netting arrangements, such as the International Swaps and Derivatives Association, with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to our foreign exchange derivative contracts, as applicable, on a gross basis, with no offsets, in our unaudited consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to our foreign exchange derivative contracts.

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

		June 30, 2020		December 31, 2019
Designation of Derivatives	Location on Statements of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$8	$—	$32	$—
	Other noncurrent assets	4	—	8	—
	Accrued expenses and other current liabilities	—	21	—	7
	Other noncurrent liabilities	—	17	—	2
	Total	12	38	40	9
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	1	—	3	—
	Accrued expenses and other current liabilities	—	3	—	1
	Total	1	3	3	1
Total		$13	41	$43	$10

Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2020, 2021 and the first half of 2022. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within the captions "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of June 30, 2020, we estimate that $17 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized gains and losses included in the caption "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position, for our cash flow hedges, were as follows:

	June 30, 2020	December 31, 2019
	(in millions)
2020	$773	$1,505
2021	1,158	883
2022	317	—
Total notional value of contracts outstanding (1)	$2,248	$2,388
Net unrealized (losses) gains included in accumulated other comprehensive income (loss), net of taxes	$(27)	$26

(1)Includes $75 million notional value of option contracts as of June 30, 2020, with the remaining notional value related to forward contracts.

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended June 30:

	Change in Derivative Gains Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net (Losses) Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Losses) Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2020	2019		2020	2019
	(in millions)
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$35	$19	Cost of revenues	$(9)	$3
			SG&A expenses	(2)	1
			Total	$(11)	$4

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the six months ended June 30:

	Change in Derivative (Losses) Gains Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2020	2019		2020	2019
	(in millions)
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$(78)	$58	Cost of revenues	$(12)	$—
			SG&A expenses	(2)	—
			Total	$(14)	$—

The activity related to the change in net unrealized gains and losses on our cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders equity is presented in Note 11.

Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries, primarily the Indian rupee, Euro and British pound. We entered into foreign exchange forward contracts that are scheduled to mature in 2020. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

	June 30, 2020		December 31, 2019
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$1,156	$(2)	$702	$2

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and six months ended June 30:

	Location of Net (Losses) Gains on Derivative Instruments	Amount of Net (Losses) Gains on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange (losses) gains, net	$(3)	$(4)	$3	$(5)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 10 — Fair Value Measurements
We measure our cash equivalents, certain investments, contingent consideration liabilities and foreign exchange forward and option contracts at fair value. The authoritative guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$2,066	$—	$—	$2,066
Time deposits	—	1,216	—	1,216
Short-term investments:
Time deposits	—	3	—	3
Equity investment security	27	—	—	27
Other current assets:
Foreign exchange forward contracts	—	9	—	9
Long-term investments:
Time deposits(1)	—	391	—	391
Other noncurrent assets
Foreign exchange forward and option contracts	—	4	—	4
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(24)	—	(24)
Contingent consideration liabilities	—	—	(13)	(13)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(17)	—	(17)
Contingent consideration liabilities	—	—	(41)	(41)

(1)Balance represents restricted time deposits. See Note 8.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$1,646	$—	$—	$1,646
Short-term investments:
Time deposits(1)	—	466	—	466
Equity investment security	26	—	—	26
Other current assets:
Foreign exchange forward contracts	—	35	—	35
Other noncurrent assets:
Foreign exchange forward contracts	—	8	—	8
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(8)	—	(8)
Contingent consideration liabilities	—	—	(8)	(8)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(2)	—	(2)
Contingent consideration liabilities	—	—	(30)	(30)

(1)Includes $414 million in restricted time deposits. See Note 8.

We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The carrying value of our time deposits approximated fair value as of June 30, 2020 and December 31, 2019.

We estimate the fair value of each foreign exchange forward contract by using a present value of expected cash flows model. This model calculates the difference between the current market forward price and the contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. The market forward rates include a discount and credit risk factor. We estimate the fair value of each foreign exchange option contract by using a variant of the Black-Scholes model. This model uses present value techniques and reflects the time value and intrinsic value based on observable market rates.

We estimate the fair value of contingent consideration liabilities associated with our acquisitions utilizing one or more significant inputs that are unobservable. We calculate the fair value of such liabilities based on the probability-weighted expected performance of the acquired entity against the target performance metric, discounted to present value when appropriate.

Note 11 — Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2020:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(202)	$3	$(199)	$(63)	$(1)	$(64)
Change in foreign currency translation adjustments	37	1	38	(102)	5	(97)
Ending balance	$(165)	$4	$(161)	$(165)	$4	$(161)

Unrealized (losses) gains on cash flow hedges:
Beginning balance	$(79)	$14	$(65)	$31	$(5)	$26
Unrealized gains (losses) arising during the period	35	(6)	29	(78)	13	(65)
Reclassifications of net losses to:
Cost of revenues	9	(2)	7	12	(2)	10
SG&A expenses	2	—	2	2	—	2
Net change	46	(8)	38	(64)	11	(53)
Ending balance	$(33)	$6	$(27)	$(33)	$6	$(27)

Accumulated other comprehensive income (loss):
Beginning balance	$(281)	$17	$(264)	$(32)	$(6)	$(38)
Other comprehensive income (loss)	83	(7)	76	(166)	16	(150)
Ending balance	$(198)	$10	$(188)	$(198)	$10	$(188)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2019:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(111)	$6	$(105)	$(108)	$5	$(103)
Change in foreign currency translation adjustments	(6)	(3)	(9)	(9)	(2)	(11)
Ending balance	$(117)	$3	$(114)	$(117)	$3	$(114)

Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(3)	$1	$(2)	$(12)	$4	$(8)
Net unrealized gains arising during the period	4	(1)	3	13	(4)	9
Reclassification of net gains to Other, net	(1)	—	(1)	(1)	—	(1)
Net change	3	(1)	2	12	(4)	8
Ending balance	$—	$—	$—	$—	$—	$—

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$39	$(6)	$33	$(4)	$1	$(3)
Unrealized gains arising during the period	19	(4)	15	58	(11)	47
Reclassifications of net losses to:
Cost of revenues	(3)	—	(3)	—	—	—
SG&A expenses	(1)	—	(1)	—	—	—
Net change	15	(4)	11	58	(11)	47
Ending balance	$54	$(10)	$44	$54	$(10)	$44

Accumulated other comprehensive income (loss):
Beginning balance	$(75)	$1	$(74)	$(124)	$10	$(114)
Other comprehensive income (loss)	12	(8)	4	61	(17)	44
Ending balance	$(63)	$(7)	$(70)	$(63)	$(7)	$(70)

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

On April 20, 2020, we announced a security incident involving a Maze ransomware attack. Based on numerous remediation steps that have been undertaken and our continued monitoring of our environment, we believe we have contained the attack and eradicated remnants of the attacker activity from our environment. Based on our investigation, we believe the attack principally impacted certain of our systems and data. The attack resulted in unauthorized access to certain data and caused significant disruption to our business. This included the disabling of some of our systems and disruption caused by our taking certain other internal systems and networks offline as a precautionary measure. The attack compounded the challenges we faced in enabling work-from-home arrangements during the COVID-19 pandemic and resulted in setbacks and delays to such efforts. The impact to clients and their responses to the security incident varied. Some clients experienced no disruption. As to other clients, we experienced service disruptions due to our reliance on certain of the impacted systems and networks to perform work for clients and the impact to our systems and networks supporting work-from-home capabilities. The systems that comprise the technology platforms that support our business process-as-a-service solutions were not impacted. Most clients maintained connectivity with our network, allowing us to continue to provide service, but some clients opted to suspend our access to their networks as a security precaution. In this circumstance, we are unable to continue providing services via client networks until access is restored. We engaged leading outside forensics and cybersecurity experts, launched a comprehensive containment and remediation effort and forensic investigation, restored the security of our internal systems and networks and are adopting various enhancements to the security of our systems and networks. We also notified and are coordinating with law enforcement.
The lost revenue and containment, investigation, remediation, legal and other costs may exceed our insurance policy limits or may not be covered by insurance at all. Further, we may be subject to regulatory enforcement actions and litigation that could result in financial judgments or the payment of settlement amounts, and disputes with insurance carriers concerning coverage.
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

On October 5, 2016, October 27, 2016 and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. These complaints were consolidated into a single action and on April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of persons and entities who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the Foreign Corrupt Practices Act, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Defendants filed a motion to dismiss the consolidated amended complaint on June 6, 2017. On August 8, 2018, the United States District Court for the District of New Jersey issued an order which granted the motion to dismiss in part, including dismissal of all claims against current officers of the Company, and denied them in part. On September 7, 2018, we filed a motion in the United States District Court for the District of New Jersey to certify the August 8, 2018 order for immediate appeal to the United States Court of Appeals for the Third Circuit pursuant to 28 U.S.C. § 1292(b). On October 18, 2018, the District Court issued an order granting our motion, and staying the action pending the outcome of our appeal petition to the Third Circuit. On October 29, 2018, we filed a petition for permission to appeal with the United States Court of Appeals for the Third Circuit. On March 6, 2019, the Third Circuit denied our petition without prejudice. In an order dated March 19, 2019, the District Court directed the lead plaintiffs to provide the defendants with a proposed amended complaint. On April 26, 2019, lead plaintiffs filed their second amended complaint. We filed a motion to dismiss the second amended complaint on June 10, 2019. On June 7, 2020, the District Court issued an order denying our motion to dismiss the second amended complaint. On July 24, 2020, we filed a motion to certify the dismissal order for immediate appeal pursuant to 28 U.S.C. 1292(b).

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

We have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the matters that were the subject of our previously disclosed internal investigation, the United States Department of Justice and SEC investigations and the related litigation, we have received and expect to continue to receive requests under such indemnification agreements and our bylaws to provide funds for legal fees and other expenses. We have expensed such costs incurred through June 30, 2020.

We have maintained directors and officers insurance and have recorded an insurance receivable of $15 million as of June 30, 2020, reported in "Other current assets," in our unaudited consolidated statement of financial position related to the recovery of a portion of the indemnification expenses and costs related to the putative securities class action complaints. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification and expense advancement obligations described here.

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
Expenses included in segment operating profit consist principally of direct selling and delivery costs (including stock-based compensation expense) as well as a per employee charge for use of our global delivery centers and infrastructure. Certain SG&A expenses, the excess or shortfall of incentive-based compensation for commercial and delivery personnel as compared to target, restructuring costs, COVID-19 Charges, costs related to the ransomware attack, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations. The incremental accrual related to the India Defined Contribution Obligation recorded in the first quarter of 2019 has been excluded from segment operating profits for the six months ended June 30, 2019 and is included in "unallocated costs" in the table below. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.
For revenues by reportable segment and geographic area, please see Note 2.
Segment operating profits by reportable segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Financial Services	$365	407	$746	$807
Healthcare	305	314	626	651
Products and Resources	237	255	498	489
Communications, Media and Technology	174	184	364	358
Total segment operating profit	1,081	1,160	2,234	2,305
Less: unallocated costs	614	541	1,188	1,147
Income from operations	$467	$619	$1,046	$1,158

Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
	June 30, 2020	December 31, 2019
	(in millions)
Long-lived Assets: (1)
North America(2)	$423	$445
Europe	105	104
Rest of World (3)	817	760
Total	$1,345	$1,309

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 14 — Subsequent Events
Acquisitions
In July 2020, we entered into an agreement to acquire New Signature, an independent Microsoft public cloud transformation specialist, for a preliminary purchase price of approximately $305 million. This acquisition will expand our hyperscale cloud advisory services and provide the foundation for our new, dedicated practice centered on Microsoft cloud solutions. It is expected to close during the third quarter of 2020.
Dividend
On July 28, 2020, our Board of Directors approved the Company's declaration of a $0.22 per share dividend with a record date of August 21, 2020 and a payment date of August 31, 2020.

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
In the first quarter of 2020, the global COVID-19 pandemic began causing significant loss of life and interruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. In response to COVID-19, we have prioritized the safety and well-being of our employees, business continuity for our clients and supporting the efforts of governments around the world to contain the spread of the virus. In light of our commitment to help our clients as they navigate unprecedented business challenges while protecting the safety of our employees, we have taken numerous steps, and will continue to take further actions, to address the COVID-19 pandemic. We have been working closely with our clients to support them as they implemented their contingency plans, helping them access our services and solutions remotely. We also undertook a significant effort to enable our employees to work from home by providing them with computer and Internet accessibility equipment while seeking to maintain appropriate security protocols. Despite these efforts, we experienced some delays in project fulfillment as delivery, particularly in India and the Philippines, shifted to work-from-home. While these delays continued early in the second quarter, we are now near full project fulfillment capacity with the exception of certain client projects where a work-from-home scenario is not possible due to regulatory or other requirements.
As a result of the ongoing pandemic, we are experiencing reduced client demand. We expect project deferrals, furloughs, temporary rate concessions and deferred payment term requests to continue to adversely affect revenues across all our business segments in 2020 and potentially beyond. We continue to actively monitor the impacts of and responses to COVID-19 and the related risks, and plan to respond accordingly. The pandemic continues to rapidly evolve, and its ultimate impacts will depend on future developments that are uncertain and cannot be predicted with confidence, and may materially adversely affect our business irrespective of our efforts to mitigate the impact. See Part II, Item 1A. Risk Factors.
In the second quarter of 2020, we incurred approximately $25 million of costs in response to the COVID-19 pandemic, including a one-time bonus to our employees at the designation of associate and below in both India and the Philippines and costs incurred to enable our employees to work remotely. During the third quarter of 2020 we may incur incremental costs related to the COVID-19 pandemic, primarily related to operating in a work-from-home environment.
We remain committed to implementing our 2020 Fit for Growth Plan, investing in the key digital areas of IoT, AI and analytics, digital engineering and cloud, while working to maintain and optimize our core portfolio of services through efficiency, tooling and automation, delivery optimization, protection of renewals, industry alignment and geographic expansion. Our 2020 Fit for Growth Plan involves certain measures to simplify our organizational model and optimize our cost structure in order to partially fund the investments required to execute on our strategy and advance our growth agenda as well as our decision to exit certain content-related services that are not in line with our strategic vision for the Company. During the three months ended June 30, 2020, we incurred $59 million of employee separation, retention and facility exit costs under this plan, including $8 million of costs related to our exit from certain content-related services. See Note 4 for additional information on these costs which are reported in the caption "Restructuring charges" in our unaudited consolidated statements of operations. The optimization measures that are part of the 2020 Fit for Growth Plan are expected to result in total charges in the range of $170 million to $200 million, primarily related to severance and facility exit costs, and are expected to be substantially completed by the end of 2020. The optimization measures are expected to generate an annualized savings run rate, before anticipated investments, in the range of approximately $500 million to $550 million in 2021. The potential negative impact of the COVID-19 pandemic on our revenues may require us to take additional cost optimization measures. At the same time, the pandemic may adversely impact our ability to execute and realize the benefits of our strategy and various transformation initiatives, including the 2020 Fit for Growth Plan. See Part II, Item 1A. Risk Factors.

Our 2019 decision to exit certain content-related services negatively impacted our second quarter 2020 revenues by approximately $48 million within our Communications, Media and Technology segment in North America and we anticipate the impact on 2020 revenues to be approximately $180 million.
On April 20, 2020, we announced a security incident involving a Maze ransomware attack. Based on numerous remediation steps that have been undertaken and our continued monitoring of our environment, we believe we have contained the attack and eradicated remnants of the attacker activity from our environment. Based on our investigation, we believe the attack principally impacted certain of our systems and data. The attack resulted in unauthorized access to certain data and caused significant disruption to our business. This included the disabling of some of our systems and disruption caused by our taking certain other internal systems and networks offline as a precautionary measure. The attack compounded the challenges we faced in enabling work-from-home arrangements during the COVID-19 pandemic and resulted in setbacks and delays to such efforts. The impact to clients and their responses to the security incident varied. Some clients experienced no disruption. As to other clients, we experienced service disruptions due to our reliance on certain of the impacted systems and networks to perform work for clients and the impact to our systems and networks supporting work-from-home capabilities. The systems that comprise the technology platforms that support our business process-as-a-service solutions were not impacted. Most clients maintained connectivity with our network, allowing us to continue to provide service, but some clients opted to suspend our access to their networks as a security precaution. In this circumstance, we are unable to continue providing services via client networks until access is restored. We engaged leading outside forensics and cybersecurity experts, launched a comprehensive containment and remediation effort and forensic investigation, restored the security of our internal systems and networks and are adopting various enhancements to the security of our systems and networks. We also notified and are coordinating with law enforcement.
As a result of fulfillment challenges caused by the ransomware attack, our year over year revenue growth for the second quarter was negatively impacted by approximately 90 basis points. We do not expect the attack to significantly impact our revenues for the remainder of 2020. Additionally, in the second quarter of 2020, we incurred $24 million in costs related to the ransomware attack and we will continue to incur significant incremental costs for the remediation of the security incident and investments to enhance our overall security environment. The lost revenue and containment, investigation, remediation, legal and other costs may exceed our insurance policy limits or may not be covered by insurance at all. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. See Part II, Item 1A. Risk Factors.
Q2 2020 Financial Results
The following table sets forth a summary of our financial results for the three months ended June 30, 2020 and 2019:

			Increase / (Decrease)
	2020	2019	$	%
	(Dollars in millions, except per share data)
Revenues	$4,000	$4,141	$(141)	(3.4)
Income from operations	467	619	(152)	(24.6)
Net income	361	509	(148)	(29.1)
Diluted EPS	0.67	0.90	(0.23)	(25.6)
Other Financial Information[1]
Adjusted Income from Operations	$563	$668	$(105)	(15.7)
Adjusted Diluted EPS	0.82	0.94	(0.12)	(12.8)

1 Adjusted Income From Operations and Adjusted Diluted EPS are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

The following charts set forth revenues and change in revenues by business segment and geography for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019:

	Financial Services				Healthcare
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[2]	Revenues	$	%	CC %[2]
North America	$978	(57)	(5.5)	(5.4)	$999	(7)	(0.7)	(0.7)
United Kingdom	110	(9)	(7.6)	(5.2)	36	7	24.1	27.2
Continental Europe	182	(12)	(6.2)	(4.8)	102	22	27.5	27.8
Europe - Total	292	(21)	(6.7)	(4.9)	138	29	26.6	27.6
Rest of World	126	1	0.8	6.5	20	1	5.3	9.5
Total	$1,396	(77)	(5.2)	(4.3)	$1,157	23	2.0	2.2

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[2]	Revenues	$	%	CC %[2]
North America	$620	(38)	(5.8)	(5.6)	$409	(31)	(7.0)	(7.0)
United Kingdom	89	(8)	(8.2)	(5.1)	79	2	2.6	5.3
Continental Europe	94	(16)	(14.5)	(10.2)	41	(2)	(4.7)	(2.5)
Europe - Total	183	(24)	(11.6)	(7.8)	120	—	—	2.5
Rest of World	64	2	3.2	9.9	51	4	8.5	17.9
Total	$867	(60)	(6.5)	(5.0)	$580	(27)	(4.4)	(3.2)
Our second quarter revenue decline reflected the negative impact of fulfillment challenges, project deferrals, furloughs and temporary rate concessions brought on by the COVID-19 pandemic. While revenues across all our segments were negatively impacted by the COVID-19 pandemic, retail, consumer goods, travel and hospitality clients within our Products and Resources segment as well as communications and media clients in our Communications, Media and Technology segment were particularly adversely affected by the pandemic. Clients in those industries represented 11% of our total revenues in the second quarter of 2020. At the same time, our manufacturing, logistics, energy and utilities clients within our Products and Resources segment generated revenue growth due to our clients' continued adoption and integration of digital technologies. Our second quarter revenues were also impacted by the ransomware attack, primarily among clients in our Financial Services segment and healthcare clients within our Healthcare segment. Additionally, our Financial Services and Healthcare segments continued to see certain clients transition the support of some of their legacy systems and operations in-house or to captives. Revenues among our life sciences clients within the Healthcare segment experienced growth, primarily due to our acquisition of Zenith in the third quarter of 2019. Revenues among our technology clients in our Communications, Media and Technology segment in the North America region were negatively impacted by approximately $48 million due to our 2019 strategic decision to exit certain content-related services. We continue to see growing demand from our technology clients for our digital content services.
Our operating margin and Adjusted Operating Margin2 decreased to 11.7% and 14.1%, respectively, for the quarter ended June 30, 2020 from 14.9% and 16.1%, respectively, for the quarter ended June 30, 2019. Our GAAP and Adjusted Operating Margin2 were adversely impacted by the decline in revenues brought on by the COVID-19 pandemic, the effect of the ransomware attack on both revenues and costs, and higher incentive-based compensation accrual rates. These impacts were partially offset by the depreciation of the Indian rupee against the U.S. dollar, a significant decrease in travel and entertainment expenses due to the COVID-19 pandemic, lower immigration costs and cost savings generated by our cost optimization initiatives. In addition, our 2020 GAAP operating margin was negatively impacted by higher restructuring charges as discussed in Note 4 to our unaudited consolidated financial statements as well as COVID-19 Charges.
We finished the second quarter of 2020 with approximately 281,200 employees, which is a decrease of approximately 7,000 as compared to June 30, 2019 and 10,500 as compared to March 31, 2020. Annualized turnover, including both voluntary and involuntary, was approximately 24.0% for the three months ended June 30, 2020. A significant portion of our attrition is related to involuntary exits and is weighted towards the more junior members of our staff.

2 Constant currency revenue growth and Adjusted Operating Margin are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

2020 Business Considerations
The significant and continuing impact and rapidly evolving nature of the COVID-19 pandemic makes it difficult to estimate its future impact on our ongoing business, results of operations and overall financial performance. As clients work through significant financial challenges related to the COVID-19 pandemic, we have faced and may continue to face reduced client demand for services, client pricing pressure, payment term extensions and insolvency risk, additional delivery challenges, increased costs, a diversion of and strain on management and other corporate resources, and reduced employee morale and productivity. See Part II, Item 1A. Risk Factors.
While the immediate focus of many clients is on the COVID-19 pandemic impacts to their businesses, we continue to expect the long-term focus of our clients to be on their digital transformation into data-enabled, customer-centric and differentiated businesses. As our clients seek to optimize the cost of supporting their legacy systems and operations, our core portfolio of services may be subject to pricing pressure and lower demand due to clients transitioning certain work in-house or to new or existing captives.
Our clients will likely continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic factors, which could affect their demand for our services. Additionally, revenue from our technology clients will be affected by our 2019 strategic decision to exit certain content-related work under our 2020 Fit for Growth Plan.
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
As discussed earlier in the Executive Summary, we expect the business disruption caused by and incremental costs resulting from the ransomware attack to adversely impact our financial results for the remainder of 2020. See Part II, Item 1A. Risk Factors.
During the remainder of 2020, we intend to continue to invest in our digital capabilities, our talent base and new service offerings across industries and geographies, while increasing our investment in sales and marketing professionals to help us expand existing accounts and acquire new ones. We will continue to pursue strategic acquisitions that we believe add new technologies or platforms that complement our existing services, improve our overall service delivery capabilities or expand our geographic presence. Additionally, we will continue to focus on maintaining and optimizing our core portfolio of services through efficiency, tooling and automation, delivery optimization, protection of renewals, industry alignment and geographic expansion. Finally, through the execution of our 2020 Fit for Growth Plan and other initiatives, we will focus on operating discipline in order to appropriately manage our cost structure, giving consideration to the impact of the COVID-19 pandemic on our revenues.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

		% of		% of	Increase / Decrease
	2020	Revenues	2019	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$4,000	100.0	$4,141	100.0	$(141)	(3.4)
Cost of revenues(1)	2,615	65.4	2,629	63.5	(14)	(0.5)
Selling, general and administrative expenses(1)	711	17.8	719	17.3	(8)	(1.1)
Restructuring charges	71	1.8	49	1.2	22	44.9
Depreciation and amortization expense	136	3.4	125	3.0	11	8.8
Income from operations	467	11.7	619	14.9	(152)	(24.6)
Other income (expense), net	28		57		(29)	(50.9)
Income before provision for income taxes	495	12.4	676	16.3	(181)	(26.8)
Provision for income taxes	(134)		(167)		33	(19.8)
Net income	$361	9.0	$509	12.3	$(148)	(29.1)
Diluted earnings per share	$0.67		$0.90		$(0.23)	(25.6)

Other Financial Information[3]
Adjusted Income from Operations and Adjusted Operating Margin	$563	14.1	$668	16.1	$(105)	(15.7)
Adjusted Diluted EPS	$0.82		$0.94		$(0.12)	(12.8)

(1)Exclusive of depreciation and amortization expense.
Revenues - Overall
During the quarter ended June 30, 2020, revenues decreased by $141 million as compared to the quarter ended June 30, 2019, representing a decline of 3.4%, or 2.5% on a constant currency basis3. The revenue decline reflected fulfillment challenges, project deferrals, furloughs and temporary rate concessions brought on by the COVID-19 pandemic. Additionally, as a result of fulfillment challenges caused by the ransomware attack, our year over year revenue growth was negatively impacted by approximately 90 basis points. We continue to experience pricing pressure within our core portfolio of services as our clients optimize the cost of supporting their legacy systems and operations. At the same time, clients continue to adopt and integrate digital technologies and their demand for our digital operations services and solutions continues to grow. In addition, our revenues benefited from our recently completed acquisitions, including Zenith, Contino and Collaborative Solutions. Revenues from clients added since June 30, 2019 were $110 million.
Revenues from our top clients as a percentage of total revenues were as follows:

	Three Months Ended June 30,
	2020	2019
Top five clients	8.3%	8.0%
Top ten clients	14.4%	14.5%

3 Adjusted Income From Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the three months ended June 30:

	2020	2019	Increase/ (Decrease)
			$	%	CC %[4]
	(Dollars in millions)
Financial Services	$1,396	$1,473	$(77)	(5.2)	(4.3)
Healthcare	1,157	1,134	23	2.0	2.2
Products and Resources	867	927	(60)	(6.5)	(5.0)
Communications, Media and Technology	580	607	(27)	(4.4)	(3.2)
Total revenues	$4,000	$4,141	$(141)	(3.4)	(2.5)
Financial Services
Revenues from our Financial Services segment decreased 5.2%, or 4.3% on a constant currency basis4, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Revenues in this segment decreased by $41 million from our banking clients and $36 million from our insurance clients and were negatively impacted by the COVID-19 pandemic and the ransomware attack. Revenues from clients added since June 30, 2019 were $26 million. Demand from certain banking clients has been and may continue to be negatively affected as they transition the support of some of their legacy systems and operations in-house or to captives.
Healthcare
Revenues from our Healthcare segment grew 2.0%, or 2.2% on a constant currency basis4, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Revenues in this segment increased by $49 million from our life sciences clients, driven by revenues from our acquisition of Zenith, while revenues from our healthcare clients decreased by $26 million. Revenues in this segment were negatively impacted by the COVID-19 pandemic and the ransomware attack. Revenues from clients added since June 30, 2019 were $19 million. Demand from our healthcare clients may continue to be affected by uncertainty in the regulatory and political environment while demand among our life sciences clients may be affected by industry consolidation.
Products and Resources
Revenues from our Products and Resources segment decreased 6.5%, or 5.0% on a constant currency basis4, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Retail, consumer goods, travel and hospitality clients were particularly adversely affected by the pandemic and are expected to continue to be negatively impacted for the remainder of 2020 and possibly beyond. In the second quarter of 2020, revenues decreased by $51 million among our retail and consumer goods clients and $41 million among our travel and hospitality clients. Revenues from our manufacturing, logistics, energy and utilities clients increased $32 million due to our clients' adoption and integration of digital technologies. Revenues from clients added since June 30, 2019 were $35 million.

Communications, Media and Technology
Revenues from our Communications, Media and Technology segment decreased 4.4%, or 3.2% on a constant currency basis4, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Revenues from our technology clients and our communications and media clients decreased by $23 million and $4 million, respectively. Revenues among our technology clients in this segment were negatively impacted by approximately $48 million due to our 2019 strategic decision to exit certain content-related services and we anticipate the impact on 2020 revenues to be approximately $180 million. Additionally, revenues were negatively impacted by the COVID-19 pandemic, particularly among our communications and media clients, partially offset by the demand from our technology clients for digital content services. Revenues from clients added, including those related to acquisitions, since June 30, 2019 were $30 million.

4 Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Revenues - Geographic Markets
Revenues by geographic market were as follows for the three months ended June 30:

	2020	2019	Increase / (Decrease)
			$	%	CC %[5]
	(Dollars in millions)
North America	$3,006	$3,139	$(133)	(4.2)	(4.1)
United Kingdom	314	322	(8)	(2.5)	0.2
Continental Europe	419	427	(8)	(1.9)	0.2
Europe - Total	733	749	(16)	(2.1)	0.2
Rest of World	261	253	8	3.2	9.7
Total revenues	$4,000	$4,141	$(141)	(3.4)	(2.5)
North America continues to be our largest market, representing 75.2% of total revenues for the second quarter of 2020. Across all regions, revenues were negatively impacted by the COVID-19 pandemic and the ransomware attack, partially offset by the revenue from our recently completed acquisitions, including Zenith, Contino and Collaborative Solutions. Our North America region was also negatively impacted by our strategic decision to exit certain content-related services in our Communications, Media and Technology segment and the transition of the support of legacy systems for certain financial services and healthcare clients in-house or to captives. Revenue growth in our Rest of World region was driven by our communications and media clients. We believe that there are opportunities for long-term growth across all of our geographic markets.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. Our cost of revenues decreased by 0.5% during the second quarter of 2020 as compared to the second quarter of 2019, increasing as a percentage of revenues to 65.4% in the second quarter of 2020 compared to 63.5% in the second quarter of 2019. The increase in cost of revenues, as a percentage of revenues, was primarily due to the impact on revenues of the COVID-19 pandemic and the ransomware attack, as well as higher incentive compensation accrual rates. These impacts were partially offset by the depreciation of the Indian rupee against the U.S. dollar, a significant decrease in travel and entertainment costs as a result of a reduction in travel due to the COVID-19 pandemic and the cost savings generated as a result of our cost optimization strategy.
SG&A Expenses
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. SG&A expenses decreased by 1.1% during the second quarter of 2020 as compared to the second quarter of 2019. However, they increased as a percentage of revenues to 17.8% in 2020 as compared to 17.3% in 2019. The increase, as a percentage of revenues, was primarily due to the decline in revenues brought on by the COVID-19 pandemic, the effect of the ransomware attack on both revenues and costs, as well as higher incentive compensation accrual rates, partially offset by a significant decrease in travel and entertainment costs as a result of the reduction in travel due to the pandemic and lower immigration costs.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by 8.8% during the second quarter of 2020 as compared to the second quarter of 2019. The increase is due to procurement of additional computer equipment primarily to provision work-from-home arrangements and amortization of intangibles from recently completed acquisitions.
Restructuring Charges
Restructuring charges consist of our 2020 Fit for Growth Plan and our realignment program. Restructuring charges were $71 million or 1.8%, as a percentage of revenues for the three months ended June 30, 2020, as compared to $49 million or 1.2%, as a percentage of revenues for the three months ended June 30, 2019. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

5 Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Operating Margin - Overall
Our operating margin and Adjusted Operating Margin6 decreased to 11.7% and 14.1%, respectively, for the quarter ended June 30, 2020 from 14.9% and 16.1%, respectively, for the quarter ended June 30, 2019. Our GAAP and Adjusted Operating Margin6 were adversely impacted by the decline in revenues brought on by the COVID-19 pandemic, the effect of the ransomware attack on both revenues and costs, and higher incentive-based compensation accrual rates. These impacts were partially offset by the depreciation of the Indian rupee against the U.S. dollar, a significant decrease in travel and entertainment expenses due to the COVID-19 pandemic, lower immigration costs and cost savings generated by our cost optimization initiatives. In addition, our 2020 GAAP operating margin was negatively impacted by higher restructuring charges as discussed in Note 4 to our unaudited consolidated financial statements as well as COVID-19 Charges.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 164 basis points, or 1.64 percentage points, during the three months ended June 30, 2020. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.
We enter into hedges of certain Indian rupee denominated payments in India, which are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended June 30, 2020, the settlement of our cash flow hedges negatively impacted our operating margin by approximately 28 basis points or 0.28 percentage points as compared to a positive impact of approximately 10 basis points or 0.10 percentage points during the three months ended June 30, 2019.
Segment Operating Profit

Segment operating profits were as follows for the three months ended June 30:

	2020	Operating Margin %	2019	Operating Margin %	Increase / (Decrease)
	(Dollars in millions)
Financial Services	$365	26.1	$407	27.6	$(42)
Healthcare	305	26.4	314	27.7	(9)
Products and Resources	237	27.3	255	27.5	(18)
Communications, Media and Technology	174	30.0	184	30.3	(10)
Total segment operating profit	1,081	27.0	1,160	28.0	(79)
Less: unallocated costs	614		541		73
Income from operations	$467	11.7	$619	14.9	$(152)
Operating margins in our Financial Services and Healthcare segments decreased as revenues were negatively impacted by the COVID-19 pandemic and the ransomware attack, partially offset by cost savings generated by our cost optimization initiatives and a significant decrease in travel and entertainment costs due to COVID-19 related reductions in travel. Our operating margins in our Products and Resources and Communications, Media and Technology segments remained relatively flat as revenues were negatively impacted by the COVID-19 pandemic, offset by cost savings generated by our cost optimization initiatives and a significant decrease in travel and entertainment costs due to COVID-19 related reductions in travel.
Certain SG&A expenses, the excess or shortfall of incentive-based compensation for commercial and delivery personnel as compared to target, restructuring costs, COVID-19 Charges, costs related to the ransomware attack, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are included above as “unallocated costs” and adjusted against our total income from operations. The increase in unallocated costs in 2020 compared to 2019 is primarily due to a smaller shortfall in 2020 than in 2019 of incentive-based compensation as compared to target, higher restructuring costs, COVID-19 Charges and costs related to the ransomware attack.

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

Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended June 30:

	2020	2019	Increase/ Decrease
	(in millions)
Foreign currency exchange gains	$1	$20	$(19)
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(3)	(4)	1
Foreign currency exchange gains (losses), net	(2)	16	(18)
Interest income	37	45	(8)
Interest expense	(9)	(6)	(3)
Other, net	2	2	—
Total other income (expense), net	$28	$57	$(29)
The foreign currency exchange gains and losses were attributable to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into to partially offset foreign currency exposure to non-U.S. dollar denominated net monetary assets and liabilities. As of June 30, 2020, the notional value of our undesignated hedges was $1,156 million. The decrease in interest income of $8 million was primarily attributable to a decrease in average invested balances and lower yields in 2020.
Provision for Income Taxes
The provision for income taxes decreased to $134 million during the three months ended June 30, 2020 from $167 million for the three months ended June 30, 2019 as a result of the decrease in the income before provision for income taxes, partially offset by a higher effective income tax rate. The effective income tax rate increased to 27.1% for the three months ended June 30, 2020 compared to 24.7% for the three months ended June 30, 2019, primarily driven by the depreciation of the Indian rupee against the U.S. dollar, which resulted in non-deductible foreign currency exchange losses on our unaudited consolidated statement of operations.
Net Income
Net income decreased to $361 million for the three months ended June 30, 2020 from $509 million for the three months ended June 30, 2019, representing 9.0% and 12.3% of revenues, respectively. The decrease in net income was driven by lower income from operations.

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

	2020	% of Revenues	2019	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$467	11.7	$619	14.9
Realignment charges (1)	12	0.3	49	1.2
2020 Fit for Growth plan restructuring charges (2)	59	1.5	—	—
COVID-19 Charges (3)	25	0.6	—	—
Adjusted Income from Operations and Adjusted Operating Margin	$563	14.1	$668	16.1

GAAP diluted EPS	$0.67		$0.90
Effect of above adjustments, pre-tax	0.18		0.09
Non-operating foreign currency exchange (gains) losses, pre-tax (4)	—		(0.03)
Tax effect of above adjustments (5)	(0.03)		(0.02)
Adjusted Diluted EPS	$0.82		$0.94

(1)As part of the realignment program, during the three months ended June 30, 2020, we incurred employee retention costs and professional fees. See Note 4 to our unaudited consolidated financial statements for additional information.
(2)As part of our 2020 Fit for Growth plan, during the three months ended June 30, 2020, we incurred certain employee separation, employee retention and facility exit costs. See Note 4 to our unaudited consolidated financial statements for additional information.
(3)During the three months ended June 30, 2020, we incurred costs in response to the COVID-19 pandemic including a one-time bonus to our employees at the designation of associate and below in both India and the Philippines and costs to enable our employees to work remotely, partially offset by benefits provided to us by certain jurisdictions in which we operate. Most of the costs related to the pandemic are reported in "Cost of revenues" in our unaudited consolidated statements of operations.
(4)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(5)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended June 30,
	2020	2019
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$3	$13
2020 Fit for Growth Plan restructuring charges	16	—
COVID-19 Charges	6	—
Foreign currency exchange gains and losses	(8)	—
The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

		% of		% of	Increase / Decrease
	2020	Revenues	2019	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$8,225	100.0	$8,251	100.0	$(26)	(0.3)
Cost of revenues(1)	5,362	65.2	5,204	63.1	158	3.0
Selling, general and administrative expenses(1)	1,422	17.3	1,590	19.3	(168)	(10.6)
Restructuring charges	126	1.5	51	0.6	75	147.1
Depreciation and amortization expense	269	3.3	248	3.0	21	8.5
Income from operations	1,046	12.7	1,158	14.0	(112)	(9.7)
Other income (expense), net	(41)		101		(142)	(140.6)
Income before provision for income taxes	1,005	12.2	1,259	15.3	(254)	(20.2)
Provision for income taxes	(276)		(309)		33	(10.7)
Income from equity method investments	(1)		—		(1)	*
Net income	$728	8.9	$950	11.5	$(222)	(23.4)
Diluted EPS	$1.34		$1.67		$(0.33)	(19.8)
Other Financial Information (7)
Adjusted Income From Operations and Adjusted Operating Margin	$1,203	14.6	$1,326	16.1	$(123)	(9.3)
Adjusted Diluted EPS	$1.78		$1.85		$(0.07)	(3.8)

(1)Exclusive of depreciation and amortization expense.
*Not meaningful
Revenues - Overall
During the six months ended June 30, 2020, revenues decreased by $26 million as compared to the six months ended June 30, 2019, representing a decline of 0.3%, or growth of 0.5% on a constant currency basis7. The revenue decline reflected fulfillment challenges, project deferrals, furloughs and temporary rate concessions brought on by the COVID-19 pandemic. Additionally, as a result of fulfillment challenges caused by the ransomware attack, our year over year revenue growth was negatively impacted by approximately 45 basis points. We continue to experience pricing pressure within our core portfolio of services as our clients optimize the cost of supporting their legacy systems and operations. At the same time, clients continue to adopt and integrate digital technologies and their demand for our digital operations services and solutions continues to grow. In addition, our revenues benefited from our recently completed acquisitions, including Zenith and Contino. Revenues from clients added since June 30, 2019 were $166 million.

Revenues from our top clients as a percentage of total revenues were as follows:

	Six Months Ended June 30,
	2020	2019
Top five clients	8.1%	8.4%
Top ten clients	14.2%	15.1%

7 Adjusted Income From Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the six months ended June 30:

	2020	2019	Increase / (Decrease)
			$	%	CC %[8]
	(Dollars in millions)
Financial Services	$2,847	$2,909	$(62)	(2.1)	(1.3)
Healthcare	2,351	2,299	52	2.3	2.4
Products and Resources	1,821	1,841	(20)	(1.1)	0.1
Communications, Media and Technology	1,206	1,202	4	0.3	1.5
Total revenues	$8,225	$8,251	$(26)	(0.3)	0.5
Financial Services
Revenues from our Financial Services segment declined 2.1%, or 1.3% on a constant currency basis8, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Revenues in this segment decreased $41 million from our insurance clients and $21 million from our banking clients and were negatively impacted by the COVID-19 pandemic and the ransomware attack. Demand from certain banking clients has been and may continue to be negatively affected as they transition the support of some of their legacy systems and operations in-house or to captives. Revenues from clients added, including those related to acquisitions, since June 30, 2019 were $40 million.
Healthcare
Revenues from our Healthcare segment grew 2.3%, or 2.4% on a constant currency basis8, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Revenues in this segment increased by $95 million from our life sciences clients, driven by revenues from our acquisition of Zenith, while revenues from our healthcare clients decreased by $43 million. Revenues from our healthcare clients were negatively impacted by the establishment of an offshore captive by a large client, the COVID-19 pandemic and the ransomware attack. Revenues from clients added since June 30, 2019 were $31 million.
Products and Resources
Revenues from our Products and Resources segment declined 1.1%, remaining relatively flat on a constant currency basis8, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Retail, consumer goods, travel and hospitality clients were particularly adversely affected by the pandemic. Thus, revenues decreased by $42 million from our travel and hospitality clients and $29 million from our retail and consumer goods clients. Revenues from our manufacturing, logistics, energy and utilities clients increased $51 million due to our clients' adoption and integration of digital technologies. Revenues from clients added since June 30, 2019 were $50 million.
Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 0.3%, or 1.5% on a constant currency basis8, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Revenues from our communications and media clients increased $14 million while revenues from our technology clients decreased $10 million. Revenues among our technology clients in this segment were negatively impacted by approximately $71 million due to our 2019 strategic decision to exit certain content-related services. Additionally, revenues were negatively impacted by the COVID-19 pandemic, particularly among our communications and media clients, partially offset by the demand from our technology clients for digital content services. Revenues from clients added, including those related to acquisitions, since June 30, 2019 were $45 million.

8 Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Revenues - Geographic Markets
Revenues by geographic market were as follows for the six months ended June 30:

	2020	2019	Increase / (Decrease)
			$	%	CC %[9]
	(Dollars in millions)
North America	$6,196	$6,262	$(66)	(1.1)	(1.0)
United Kingdom	651	651	—	—	2.2
Continental Europe	856	832	24	2.9	5.2
Europe - Total	1,507	1,483	24	1.6	3.9
Rest of World	522	506	16	3.2	8.6
Total revenues	$8,225	$8,251	$(26)	(0.3)	0.5
North America continues to be our largest market, representing 75.3% of total revenues for the six months ended June 30, 2020. Across all regions, revenues were negatively impacted by the COVID-19 pandemic and the ransomware attack, partially offset by the revenue from our recently completed acquisitions, including Zenith and Contino. Our North America region was also negatively impacted by our strategic decision to exit certain content-related services in our Communications, Media and Technology segment and the transition of the support of legacy systems for certain financial services and healthcare clients in-house or to captives. Revenue growth in our Continental Europe and Rest of World regions was driven by our life sciences clients and our Communications, Media and Technology clients, respectively.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. Our cost of revenues increased by 3.0% during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, increasing as a percentage of revenues to 65.2% during the 2020 period compared to 63.1% in the 2019 period. The increase in cost of revenues, as a percentage of revenues, was due primarily to an increase in costs related to our delivery personnel (including employees and subcontractors), the impact on revenues of the COVID-19 pandemic and the ransomware attack. These impacts were partially offset by the depreciation of the Indian rupee against the U.S. dollar, a significant decrease in travel and entertainment costs as a result of a reduction in travel due to the COVID-19 pandemic and the cost savings generated as a result of our cost optimization strategy.
SG&A Expenses
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. SG&A expenses decreased by 10.6% during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, decreasing as a percentage of revenues to 17.3% during the 2020 period as compared to 19.3% in the 2019 period. The decrease, as a percentage of revenues, was due primarily to the $117 million incremental accrual in 2019 related to the India Defined Contribution Obligation, as discussed in Note 12 to our unaudited consolidated financial statements, a significant decrease in travel and entertainment costs as a result of a reduction in travel due to the COVID-19 pandemic and lower immigration costs, partially offset by the decline in revenues brought on by the COVID-19 pandemic and the impact of the ransomware attack on both revenues and costs.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by 8.5% during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase is due to procurement of additional computer equipment primarily to provision work-from-home arrangements and amortization of intangibles from recently completed acquisitions.
Restructuring Charges
Restructuring charges consist of our 2020 Fit for Growth Plan and our realignment program. Restructuring charges were $126 million or 1.5%, as a percentage of revenues for the six months ended June 30, 2020, as compared to $51 million or 0.6%, as a percentage of revenues for the six months ended June 30, 2019. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

9 Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Income from Operations and Operating Margin - Overall
Our operating margin and Adjusted Operating Margin10 decreased to 12.7% and 14.6%, respectively, for the six months ended June 30, 2020 from 14.0% and 16.1% for the six months ended June 30, 2019. Our GAAP and Adjusted Operating Margin10 were adversely impacted by an increase in costs related to our delivery personnel (including employees and subcontractors), the decline in revenues brought on by the COVID-19 pandemic and the impact of the ransomware attack on both revenues and costs. These impacts were partially offset by the depreciation of the Indian rupee against the U.S. dollar, a significant decrease in travel and entertainment expenses due to the COVID-19 pandemic, lower immigration costs and the cost savings generated as a result of our cost optimization strategy. In addition, our 2019 GAAP operating margin included a 2.9% negative impact of the incremental accrual in 2019 related to the India Defined Contribution Obligation as discussed in Note 12 to our unaudited consolidated financial statements, while our 2020 GAAP operating margin was negatively impacted by higher restructuring charges as discussed in Note 4 to our unaudited consolidated financial statements as well as COVID-19 Charges.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 105 basis points, or 1.05 percentage points, during the six months ended June 30, 2020. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.
We enter into hedges of certain Indian rupee denominated payments in India, which are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the six months ended June 30, 2020 the settlement of our cash flow hedges negatively impacted our operating margin by approximately 17 basis points or 0.17 percentage points while the settlement of cash flow hedges during the six months ended June 30, 2019 had an immaterial impact on our operating margin.
Segment Operating Profit
Segment operating profits were as follows for the six months ended June 30:

	2020	Operating Margin %	2019	Operating Margin %	Increase / (Decrease)
	(Dollars in millions)
Financial Services	$746	26.2	$807	27.7	$(61)
Healthcare	626	26.6	651	28.3	(25)
Products and Resources	498	27.3	489	26.6	9
Communications, Media and Technology	364	30.2	358	29.8	6
Total segment operating profit	2,234	27.2	2,305	27.9	(71)
Less: unallocated costs	1,188		1,147		41
Income from operations	$1,046	12.7	$1,158	14.0	$(112)
In our Financial Services and Healthcare segments, operating margins were negatively impacted by an increase in costs related to our delivery personnel (including employees and subcontractors) and the impact on revenues of the COVID-19 pandemic and the ransomware attack, partially offset by cost savings generated by our cost optimization initiatives and a significant decrease in travel and entertainment costs due to COVID-19 related reductions in travel. In our Products and Resources and Communications, Media and Technology segments, operating margins increased as a result of cost savings generated by our cost optimization initiatives and a significant decrease in travel and entertainment costs due to COVID-19 related reductions in travel, partially offset by an increase in costs related to our delivery personnel (including employees and subcontractors) and the negative impact of the COVID-19 pandemic on revenues. Additionally, 2019 operating margin in our Products and Resources segment was negatively affected by bankruptcy filings by several clients in that segment. The increase in unallocated costs in 2020 compared to 2019 is primarily due to a smaller shortfall in 2020 than in 2019 of incentive-based compensation as compared to target, higher restructuring costs, COVID-19 Charges and costs related to the ransomware attack, partially offset by the India Defined Contribution Obligation presented in unallocated costs in 2019.

10 Adjusted Operating Margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the six months ended June 30:

	2020	2019	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses) gains	$(107)	$23	$(130)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	3	(5)	8
Foreign currency exchange gains (losses), net	(104)	18	(122)
Interest income	78	93	(15)
Interest expense	(15)	(13)	(2)
Other, net	—	3	(3)
Total other income (expense), net	$(41)	$101	$(142)
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets and liabilities in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on our foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to non-U.S. dollar denominated net monetary assets and liabilities. The decrease in interest income of $15 million was primarily attributable to a decrease in average invested balances and lower yields in 2020.
Provision for Income Taxes
The provision for income taxes decreased to $276 million during the six months ended June 30, 2020 from $309 million during the six months ended June 30, 2019 as a result of the decrease in the income before provision for income taxes, partially offset by a higher effective income tax rate. The effective income tax rate increased to 27.5% for the six months ended June 30, 2020 from 24.5% for the six months ended June 30, 2019 primarily driven by the depreciation of the Indian rupee against the U.S. dollar, which resulted in non-deductible foreign currency exchange losses on our unaudited consolidated statement of operations.
Net Income
Net income decreased to $728 million for the six months ended June 30, 2020 from $950 million for the six months ended June 30, 2019, representing 8.9% and 11.5% of revenues, respectively. The decrease in net income was driven by foreign exchange losses as well as lower income from operations.

Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:

	2020	% of Revenues	2019	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$1,046	12.7	$1,158	14.0
Realignment charges (1)	32	0.4	51	0.7
2020 Fit for Growth plan restructuring charges (2)	94	1.1	—	—
COVID-19 Charges (3)	31	0.4	—	—
Incremental accrual related to the India Defined Contribution Obligation (4)	—	—	117	1.4
Adjusted Income from Operations and Adjusted Operating Margin	$1,203	14.6	$1,326	16.1

GAAP diluted EPS	$1.34		$1.67
Effect of above adjustments, pre-tax	0.29		0.29
Non-operating foreign currency exchange (gains) losses, pre-tax (5)	0.19		(0.03)
Tax effect of above adjustments (6)	(0.04)		(0.08)
Adjusted Diluted EPS	$1.78		$1.85

(1)As part of the realignment program, during the six months ended June 30, 2020, we incurred employee retention costs and professional fees. See Note 4 to our unaudited consolidated financial statements for additional information.
(2)As part of our 2020 Fit for Growth plan, during the six months ended June 30, 2020, we incurred certain employee separation, employee retention and facility exit costs. See Note 4 to our unaudited consolidated financial statements for additional information.
(3)During the six months ended June 30, 2020, we incurred costs in response to the COVID-19 pandemic including a one-time bonus to our employees at the designation of associate and below in both India and the Philippines, costs to enable our employees to work remotely and provide medical staff and extra cleaning services for our facilities, partially offset by benefits provided to us by certain jurisdictions in which we operate. Most of the costs related to the pandemic are reported in "Cost of revenues" in our unaudited consolidated statements of operations.
(4)In the first quarter of 2019, we recorded an accrual of $117 million related to the India Defined Contribution Obligation as further described in Note 12 to our unaudited consolidated financial statements.
(5)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(6)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Six Months Ended June 30,
	2020	2019
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$8	$13
2020 Fit for Growth Plan restructuring charges	25	—
COVID-19 Charges	8	—
Incremental accrual related to the India Defined Contribution Obligation	—	31
Foreign currency exchange gains and losses	(18)	1
The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

Liquidity and Capital Resources

Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of June 30, 2020, we had cash, cash equivalents and short-term investments of $4,582 million. During the first quarter of 2020, we borrowed $1.74 billion against our revolving credit facility in order to increase our cash on hand in the United States, as a large portion of our cash is held in India. This will allow us the flexibility to continue to help and support our clients during the COVID-19 pandemic and also to continue to invest in the business, both organically and inorganically.

The following table provides a summary of our cash flows for the six months ended June 30:

	2020	2019	Increase / Decrease
	(in millions)
Net cash provided by (used in):
Operating activities	$1,476	$844	$632
Investing activities	(531)	1,623	(2,154)
Financing activities	964	(1,976)	2,940

Operating activities
The increase in cash provided by operating activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily driven by deferrals of certain tax payments due to COVID-19 pandemic regulatory relief provided by several jurisdictions in which we operate and lower incentive-based compensation payouts.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. Our DSO was 77 days as of both June 30, 2019 and 2020 and 73 days as of December 31, 2019. During the fourth quarter of 2019, we changed our policy with regard to the presentation of certain amounts due to customers, such as discounts and rebates, and retrospectively applied this policy to the calculation of DSO as of June 30, 2019. This change in policy had the effect of reducing our June 30, 2019 DSO by 2 days.

Investing activities
Net cash used in investing activities for the six months ended June 30, 2020 was driven by payments for acquisitions and outflows for capital expenditures, partially offset by net sales of investments. Net cash provided by investing activities for the six months ended June 30, 2019 was driven by net sales of investments partially offset by payments for acquisitions and outflows for capital expenditures.
Financing activities
The cash provided by financing activities for the six months ended June 30, 2020 compared to cash used in financing activities in the six months ended June, 2019 is primarily a result of our borrowing against the revolving credit facility and lower repurchases of common stock in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
We have a Credit Agreement providing for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan.
The Credit Agreement requires interest to be paid, at our option, at either the ABR or the Eurocurrency Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Eurocurrency Rate loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Eurocurrency Rate loans may range from 0.75% to 1.125%, depending on our public debt ratings (or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement). Our Credit Agreement also provides a mechanism for determining an alternative rate of interest to the Eurocurrency rate after LIBOR is no longer available. The outstanding balance under our revolving credit facility as of June 30, 2020 is a Eurocurrency Rate loan with a maturity of November 2023 and an Interest Period (as defined in the Credit Agreement) of one month.

The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50 to 1.00, or for a period of up to four quarters following certain material acquisitions, 3.75 to 1.00. We were in compliance with all debt covenants and representations of the Credit Agreement as of June 30, 2020.
In February 2020, our India subsidiary renewed its one-year 13 billion Indian rupee ($172 million at the June 30, 2020 exchange rate) working capital facility, which requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made prior to 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February.
During the six months ended June 30, 2020, we returned $793 million to our stockholders through $551 million in share repurchases under our stock repurchase program and $242 million in dividend payments. We have not repurchased any shares since April 30, 2020. We review our capital return plan on an on-going basis, considering the potential impacts of COVID-19 pandemic, our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.
Other Liquidity and Capital Resources Information
We seek to ensure that our worldwide cash is available in the locations in which it is needed. As part of our ongoing liquidity assessments, we regularly monitor the mix of our domestic and international cash flows and cash balances. As of June 30, 2020, the amount of our cash, cash equivalents and short-term investments held outside the United States was $3,603 million, of which $2,098 million was in India. We evaluate on an ongoing basis what portion of the non-U.S. cash, cash equivalents and short-term investments held outside India is needed locally to execute our strategic plans and what amount is available for repatriation back to the United States.
In March 2020, the Indian parliament enacted the Budget, which contains a number of provisions related to income tax, including a replacement of the DDT, previously due from the dividend payer, with a tax payable by the shareholder receiving the dividend. This provision reduces the tax rate applicable to us for cash repatriated from India. As of the first quarter of 2020, we limited our indefinite reinvestment assertion to India earnings accumulated in prior years. Future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws or interpretations of such laws, that may lead us to change our assertion.
On July 20, 2020, the U.S. Treasury Department and the Internal Revenue Service released final regulations related to the global intangible low-taxed income, or GILTI, high-tax exclusion. We are evaluating the potential impact of these regulations. While we do not anticipate a material impact on our overall income tax provision, the regulations may reduce our income taxes payable in 2020.
Given the dynamic nature of the COVID-19 pandemic, its future impact on our ongoing business, results of operations, liquidity needs and overall financial performance are difficult to estimate at this time. However, we expect our operating cash flows, cash and short-term investment balances to be sufficient to meet our operating requirements and service our debt for the next twelve months. Our ability to expand and grow our business in accordance with current plans, make acquisitions and form joint ventures, meet our long-term capital requirements beyond a twelve-month period and execute our capital return plan will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to pay for acquisitions and joint ventures with capital stock and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

Commitments and Contingencies

See Note 12 to our unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward and option contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the six months ended June 30, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the first quarter of 2020, COVID-19 negatively affected all major economic and financial markets and, although there is an extremely wide range of possible outcomes and the associated impact is highly dependent on variables that are difficult to forecast, we deemed the deterioration in general economic conditions sufficient to trigger an interim impairment testing of goodwill as of March 31, 2020. Our interim test results as of March 31, 2020 indicated that the fair values of all of our reporting units exceed their carrying values and thus, no impairment of goodwill existed as of March 31, 2020. No additional triggers for an interim impairment test have been identified since March 31, 2020. Due to the size of past acquisitions in our healthcare reporting unit, this reporting unit carries the most significant portion of our goodwill balance and has the least amount of excess fair value over its carrying value.

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
•legal, reputation and financial risks related to our recent ransomware attack and if we otherwise fail to protect client and/or Cognizant data from security breaches or cyberattacks;
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
•potential significant expense that would occur if we change our intent not to repatriate prior year Indian accumulated undistributed earnings; and
•the factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic has had a significant and continuing adverse impact upon, and may have a material adverse impact upon, our business, liquidity, results of operations and financial condition, including as a result of the following:
•Reduced client demand for services – The vast majority of our business is with clients in the United States, the United Kingdom and other countries in Europe, all regions that have been hard hit by the pandemic. Since March 2020, many of these countries have imposed restrictions on businesses and people, thus limiting economic activity. The timeframe for fully reopening their economies is uncertain and could be lengthy. This has reduced demand for our services, particularly from clients in the retail, consumer goods, travel and hospitality industries, and is likely to continue to result in reduced demand for our services as clients across many industries face reduced demand for their products and services as consumers and other businesses reduce spending, reduce business activity including through facility closures, production slowdowns, work from home arrangements and employee furloughs, financial pressure on their businesses and/or a need to reduce costs. Among other things, many of our clients have postponed, cancelled or scaled-back existing projects and not entered into or reduced the scope of potential projects, and may continue to do so. The inability to meet with current and prospective clients in person has limited and may continue to limit our ability to win work with current and prospective clients.
•Client pricing pressure, payment term extensions and insolvency risk – As clients face reduced demand for their products and services, reduce their business activity and face increased financial pressure on their businesses, we have faced and expect to continue to face downward pressure on our pricing and gross margins due to pricing concessions to clients and requests from clients to extend payment terms. In addition, some of our clients have requested and may continue to request extended payment terms, which may have an adverse on our cash flows from operations. We may also face a significantly elevated risk of client insolvency, bankruptcy or liquidity challenges where we may perform services and incur expenses for which we are not paid.
•Delivery challenges – Due to the closures of many of our and our clients’ facilities, including as a result of various orders from national, state or local governments, sickness of employees or their families or the desire of employees to avoid contact with large groups of people, we have faced and may continue to face challenges delivering services to our clients and satisfying contractually agreed upon service levels. Two-thirds of our employees and the core of our delivery capabilities are in India, where the Indian government has imposed significant restrictions on movement since March and whose population density presents a very significant risk of the spread of the pandemic. We also have significant delivery operations in the Philippines, which has also had significant restrictions on movement since March. The impact of pandemic, particularly in India, but also in the Philippines and other countries where we have near-shore or onshore delivery operations for clients, as well as our in-country offices and offices of clients where our associates may normally work, has impacted and may continue to impact our ability to deliver services to clients, particularly for those clients for whom work-from-home arrangements may not be possible. Our work-from-home arrangements for many of our employees may be unsuccessful in mitigating the impact of such closures and increase our exposure to security breaches or cyberattacks. The ransomware attack we were subject to in April 2020 compounded the challenges we faced in enabling work-from-home arrangements and resulted in setbacks and delays to such efforts. A significant worsening of the pandemic, particularly in India, or another security incident during the pandemic, could materially impair our ability to deliver services to clients to an extent that may have a material adverse impact to our business, liquidity, results of operations and financial condition.
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
In order to provide our services and solutions, we depend on global information technology networks and systems, including those of third parties, to process, transmit, host and securely store electronic information (including our confidential information and the confidential information of our clients) and to communicate among our locations around the world and with our clients, suppliers and partners. Security breaches, employee malfeasance, or human or technological error create risks of shutdowns or disruptions of our operations and potential unauthorized access and/or disclosure of our or our clients’ sensitive data, which in turn could jeopardize projects that are critical to our operations or the operations of our clients’ businesses and have other adverse impacts on our business. For example, on April 20, 2020, we announced a security incident involving a Maze ransomware attack (see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the security incident). The attack resulted in unauthorized access to certain data and caused significant disruption to our business. This included the disabling of some of our systems and disruption caused by our taking certain other internal systems and networks offline as a precautionary measure. The attack compounded the challenges we faced in enabling work-from-home arrangements during the COVID-19 pandemic and resulted in setbacks and delays to such efforts. Some of our clients experienced service disruptions due to our reliance on certain of the impacted systems and networks to perform work for clients and the impact to our systems and networks supporting work-from-home capabilities. In addition, some clients opted to suspend our access to their networks as a security precaution. In this circumstance, we are unable to continue providing services via client networks until access is restored. As a result of the fulfillment challenges caused by the ransomware attack, our year over year revenue growth for the second quarter was negatively impacted by approximately 90 basis points. We do not expect the attack to significantly impact our revenues for the remainder of 2020. Additionally, in the second quarter of 2020, we incurred $24 million in costs related to the ransomware attack, and we will continue to incur significant incremental costs for the remediation of the security incident and investments to enhance our overall security environment. The lost revenue and containment, investigation, remediation, legal and other costs may exceed our insurance policy limits or may not be covered by insurance at all. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. In addition to the ransomware attack, we and the businesses we interact with face other threats to data and systems, including by perpetrators of random or targeted malicious cyberattacks, computer viruses, malware, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate client information and cause system failures and disruptions.
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
During the three months ended June 30, 2020, we repurchased $40 million of our Class A common stock under our stock repurchase program pursuant to a 10b5-1 Plan that was in place prior to the COVID-19 pandemic. The stock repurchase activity under our stock repurchase program during the three months ended June 30, 2020 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2020 - April 30, 2020
Open market purchases	887,616	$45.12	887,616	$1,818
May 1, 2020 - May 31, 2020
Open market purchases	—	—	—	1,818
June 1, 2020 - June 30, 2020
Open market purchases	—	—	—	1,818
Total	887,616	$45.12	887,616
During the three months ended June 30, 2020, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended June 30, 2020, such repurchases totaled 0.3 million shares at an aggregate cost of $19 million.

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
10.1	Retirement, Death and Disability Policy, effective as of July 28, 2020.					Filed
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	July 29, 2020	By:	/s/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2020	By:	/s/ KAREN MCLOUGHLIN
Karen McLoughlin,
Chief Financial Officer
(Principal Financial Officer)