Form 10-Q
period 2020-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2020-10-29
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2020
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 23, 2020:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	534,641,037

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
GLOSSARY		1

PART I.	FINANCIAL INFORMATION	2

Item 1.	Consolidated Financial Statements (Unaudited)	2

	Consolidated Statements of Financial Position (Unaudited) as of September 30, 2020 and December 31, 2019	2

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019	3

	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019	4

	Consolidated Statements of Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2020 and 2019, June 30, 2020 and 2019 and September 30, 2020 and 2019	5

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2020 and 2019	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION	49

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	53

SIGNATURES		54

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
10th Magnitude	10th Magnitude Holdings, LLC
Adjusted Diluted EPS	Adjusted Diluted Earnings Per Share
AI	Artificial Intelligence
ASC	Accounting Standards Codification
ASR	Accelerated Stock Repurchase
Budget of India	Union Budget of India for 2020-2021
CC	Constant Currency
Code Zero	Code Zero, LLC
Collaborative Solutions	Collaborative Solutions Holdings, LLC
Contino	Contino Holdings, Inc.
COVID-19	The novel coronavirus disease
COVID-19 Charges	Costs directly related to the COVID-19 pandemic
Credit Agreement	Credit agreement with a commercial bank syndicate dated November 5, 2018
Credit Loss Standard	ASC Topic 326: "Financial Instruments - Credit Losses"
CTS India	Our principal operating subsidiary in India
DDT	Dividend Distribution Tax
Division Bench	Division Bench of the Madras High Court
DSO	Days Sales Outstanding
EI-Technologies	Entrepreneurs et Investisseurs Technologies SA
EPS	Earnings Per Share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Transition Costs	Costs associated with our CEO transition and the departure of our President in 2019
GAAP	Generally Accepted Accounting Principles
High Court	Madras High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IoT	Internet of Things
ITD	Indian Income Tax Department
Lev	Levementum, LLC
LIBOR	London Inter-bank Offered Rate
New Signature	BSI Corporate Holdings, Inc.
SEC	United States Securities and Exchange Commission
SCI	Supreme Court of India
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax on Accumulated Indian Earnings	The income tax expense related to the reversal of our indefinite reinvestment assertion on Indian earnings accumulated in prior years
Term Loan	Unsecured term loan
Tin Roof	Tin Roof Software, LLC
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
Zenith	Zenith Technologies Limited

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$4,436	$2,645
Short-term investments	139	779
Trade accounts receivable, net	3,118	3,256
Other current assets	926	931
Total current assets	8,619	7,611
Property and equipment, net	1,313	1,309
Operating lease assets, net	1,004	926
Goodwill	4,931	3,979
Intangible assets, net	1,087	1,041
Deferred income tax assets, net	563	585
Long-term investments	441	17
Other noncurrent assets	829	736
Total assets	$18,787	$16,204
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$420	$239
Deferred revenue	285	313
Short-term debt	38	38
Operating lease liabilities	213	202
Accrued expenses and other current liabilities	2,340	2,191
Total current liabilities	3,296	2,983
Deferred revenue, noncurrent	32	23
Operating lease liabilities, noncurrent	820	745
Deferred income tax liabilities, net	310	35
Long-term debt	2,412	700
Long-term income taxes payable	428	478
Other noncurrent liabilities	349	218
Total liabilities	7,647	5,182
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 539 and 548 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	33	33
Retained earnings	11,142	11,022
Accumulated other comprehensive income (loss)	(40)	(38)
Total stockholders’ equity	11,140	11,022
Total liabilities and stockholders’ equity	$18,787	$16,204
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$4,243	$4,248	$12,468	$12,499
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,647	2,681	8,009	7,885
Selling, general and administrative expenses	804	706	2,226	2,296
Restructuring charges	51	65	177	116
Depreciation and amortization expense	138	127	407	375
Income from operations	603	669	1,649	1,827
Other income (expense), net:
Interest income	27	43	105	136
Interest expense	(6)	(7)	(21)	(20)
Foreign currency exchange gains (losses), net	(1)	(47)	(105)	(29)
Other, net	1	—	1	3
Total other income (expense), net	21	(11)	(20)	90
Income before provision for income taxes	624	658	1,629	1,917
Provision for income taxes	(276)	(160)	(552)	(469)
Income (loss) from equity method investments	—	(1)	(1)	(1)
Net income	$348	$497	$1,076	$1,447
Basic earnings per share	$0.64	$0.90	$1.98	$2.57
Diluted earnings per share	$0.64	$0.90	$1.98	$2.57
Weighted average number of common shares outstanding - Basic	542	551	543	563
Dilutive effect of shares issuable under stock-based compensation plans	1	—	—	—
Weighted average number of common shares outstanding - Diluted	543	551	543	563
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$348	$497	$1,076	$1,447
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	90	(65)	(7)	(76)
Change in unrealized gains and losses on cash flow hedges	58	(24)	5	23
Change in unrealized gains and losses on available-for-sale securities	—	—	—	8
Other comprehensive income (loss)	148	(89)	(2)	(45)
Comprehensive income	$496	$408	$1,074	$1,402
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2019	548	$5	$33	$11,022	$(38)	$11,022
Cumulative effect of changes in accounting principle(1)	—	—	—	1	—	1
Net income	—	—	—	367	—	367
Other comprehensive income (loss)	—	—	—	—	(226)	(226)
Common stock issued, stock-based compensation plans	2	—	40	—	—	40
Stock-based compensation expense	—	—	55	—	—	55
Repurchases of common stock	(9)	—	(87)	(439)	—	(526)
Dividends declared, $0.22 per share	—	—	—	(120)	—	(120)
Balance, March 31, 2020	541	5	41	10,831	(264)	10,613
Net income	—	—	—	361	—	361
Other comprehensive income (loss)	—	—	—	—	76	76
Common stock issued, stock-based compensation plans	2	—	36	—	—	36
Stock-based compensation expense	—	—	65	—	—	65
Repurchases of common stock	(1)	—	(59)	—	—	(59)
Dividends declared, $0.22 per share	—	—	—	(120)	—	(120)
Balance, June 30, 2020	542	5	83	11,072	(188)	10,972
Net income	—	—	—	348	—	348
Other comprehensive income (loss)	—	—	—	—	148	148
Common stock issued, stock-based compensation plans	1	—	33	—	—	33
Stock-based compensation expense	—	—	58	—	—	58
Repurchases of common stock	(4)	—	(141)	(156)	—	(297)
Dividends declared, $0.22 per share	—	—	—	(122)	—	(122)
Balance, September 30, 2020	539	$5	$33	$11,142	$(40)	$11,140

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

(1)Reflects    the adoption of ASC Topic 842 “Leases” on January 1, 2019. Refer to the notes in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,076	$1,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	411	393
Deferred income taxes	290	(203)
Stock-based compensation expense	178	172
Other	107	39
Changes in assets and liabilities:
Trade accounts receivable	212	(176)
Other current and noncurrent assets	96	(80)
Accounts payable	83	21
Deferred revenues, current and noncurrent	(36)	(14)
Other current and noncurrent liabilities	(16)	(38)
Net cash provided by operating activities	2,401	1,561
Cash flows from investing activities:
Purchases of property and equipment	(309)	(299)
Purchases of available-for-sale investment securities	—	(333)
Proceeds from maturity or sale of available-for-sale investment securities	—	2,107
Purchases of held-to-maturity investment securities	(202)	(423)
Proceeds from maturity of held-to-maturity investment securities	373	1,281
Purchases of other investments	(446)	(460)
Proceeds from maturity or sale of other investments	464	468
Payments for business combinations, net of cash acquired	(1,069)	(378)
Net cash (used in) provided by investing activities	(1,189)	1,963
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	109	127
Repurchases of common stock	(833)	(2,084)
Repayment of Term Loan borrowings and finance lease and earnout obligations	(37)	(16)
Borrowings under the revolving credit facility	1,740	—
Dividends paid	(362)	(343)
Net cash provided by (used in) financing activities	617	(2,316)
Effect of exchange rate changes on cash and cash equivalents	(38)	(26)
Increase in cash and cash equivalents	1,791	1,182
Cash and cash equivalents, beginning of year	2,645	1,161
Cash and cash equivalents, end of period	$4,436	$2,343
The accompanying notes are an integral part of the unaudited consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements included herein in accordance with U.S. GAAP and the Exchange Act. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited consolidated financial statements have been included and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.
Our unaudited consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting periods presented. During the first nine months of 2020, the global COVID-19 pandemic caused significant loss of life and interruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. The COVID-19 pandemic negatively impacted our results of operations, cash flows and financial position. In addition, the pandemic may affect management's estimates and assumptions of variable consideration in contracts with customers as well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions, such as the annual effective tax rate, the allowance for doubtful accounts, the recoverability of capitalized deferred charges and the fair values of goodwill, long-lived assets and indefinite-lived intangible assets.
For the quarter ended March 31, 2020, we deemed the COVID-19-related deterioration in general economic conditions sufficient to trigger an interim impairment test of goodwill as of March 31, 2020. Our interim test results as of March 31 indicated that the fair values of all of our reporting units exceeded their carrying values and thus, no impairment of goodwill existed as of March 31, 2020. No additional triggers for an interim impairment test have been identified since March 31, 2020.
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

We have defined our Financial Services, Healthcare, Products and Resources, and Communications, Media and Technology segments as ("FS"), ("HC"), ("P&R"), and ("CMT"), respectively, in our disaggregation of revenues tables.

	Three Months Ended September 30, 2020					Nine Months Ended September 30, 2020

	FS	HC	P&R	CMT	Total	FS	HC	P&R	CMT	Total
	(in millions)
Revenues
Geography:
North America	$1,033	$1,054	$666	$426	$3,179	$3,023	$3,091	$1,975	$1,286	$9,375
United Kingdom	123	40	96	86	345	353	116	278	249	996
Continental Europe	181	116	97	43	437	554	317	300	122	1,293
Europe - Total	304	156	193	129	782	907	433	578	371	2,289
Rest of World	132	21	68	61	282	386	58	195	165	804
Total	$1,469	$1,231	$927	$616	$4,243	$4,316	$3,582	$2,748	$1,822	$12,468

Service line:
Consulting and technology services	$984	$725	$564	$369	$2,642	$2,864	$2,053	$1,674	$1,055	$7,646
Outsourcing services	485	506	363	247	1,601	1,452	1,529	1,074	767	4,822
Total	$1,469	$1,231	$927	$616	$4,243	$4,316	$3,582	$2,748	$1,822	$12,468

Type of contract:
Time and materials	$932	$505	$392	$372	$2,201	$2,689	$1,448	$1,164	$1,112	$6,413
Fixed-price	450	466	434	218	1,568	1,377	1,292	1,286	638	4,593
Transaction or volume-based	87	260	101	26	474	250	842	298	72	1,462
Total	$1,469	$1,231	$927	$616	$4,243	$4,316	$3,582	$2,748	$1,822	$12,468

We expect the COVID-19 pandemic to continue to impact demand across all our segments throughout the remainder of 2020 and potentially beyond, with particular impact to our retail and consumer goods clients and our travel and hospitality clients in our Products and Resources segment as well as communications and media clients in our Communications, Media and Technology segment.

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
Costs to Fulfill

Costs to fulfill, such as set-up or transition activities, are recorded in "Other noncurrent assets" in our unaudited consolidated statements of financial position and the amortization expense of costs to fulfill is included in "Cost of revenues" in our unaudited consolidated statements of operations. Costs to obtain contracts were immaterial for the period disclosed. The following table presents information related to the capitalized costs to fulfill for the nine months ended September 30:

	2020	2019
	(in millions)
Beginning balance	$485	$400
Amortization expense	(71)	(58)
Costs capitalized	78	143
Impairment	(10)	—
Ending balance	$482	$485
Contract Balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in "Other current assets" in our unaudited consolidated statements of financial position and primarily relate to unbilled amounts on fixed-price contracts utilizing the cost to cost method of revenue recognition. The table below shows significant movements in contract assets for the nine months ended September 30:

	2020	2019
	(in millions)
Beginning balance	$334	$305
Revenues recognized during the period but not billed	281	340
Amounts reclassified to trade accounts receivable	(282)	(280)
Ending balance	$333	$365

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. The tables below show significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended September 30:

	2020	2019
	(in millions)
Beginning balance	$336	$348
Amounts billed but not recognized as revenues	260	217
Revenues recognized related to the opening balance of deferred revenue	(279)	(229)
Ending balance	$317	$336
Revenues recognized during the three and nine months ended September 30, 2020 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of September 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was $1,704 million, approximately 70% of which is expected to be recognized as revenue within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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

Allowance for Doubtful Accounts
(in millions)
Balance - December 31, 2019	$67
Impact of adoption of the Credit Loss Standard	(1)
Current-period provision for expected credit losses	18
Write-offs charged against the allowance	(11)
Balance - September 30, 2020	$73

Note 3 — Business Combinations

During the nine months ended September 30, 2020, we acquired 100% ownership of:
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
•New Signature, an independent Microsoft public cloud transformation company that expands our hyperscale cloud advisory services and provides the foundation for our new, dedicated practice centered on Microsoft cloud solutions (acquired on August 18, 2020).
•the net assets of Tin Roof, a custom software and digital product development services company that expands our software product engineering footprint in the United States (acquired on September 16, 2020).
•10th Magnitude, a leading cloud specialist focused on the Microsoft Azure cloud computing platform that will expand our Microsoft Azure expertise (acquired on September 30, 2020).
The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed in the aforementioned acquisitions were as follows:

	Collaborative Solutions	New Signature	Tin Roof	10th Magnitude	Other	Total	Weighted Average Useful Life
	(in millions)
Cash	$10	$13	$—	$2	$8	$33
Trade accounts receivable	38	16	10	7	18	89
Property and equipment and other assets	6	4	1	2	16	29
Operating lease assets, net	6	7	2	4	12	31
Non-deductible goodwill	44	294	—	90	28	456
Tax-deductible goodwill	281	—	86	39	82	488
Customer relationship intangible assets	37	12	69	10	12	140	11.2 years
Other intangible assets	8	—	—	—	2	10	6.1 years
Current liabilities	(25)	(26)	(13)	(14)	(21)	(99)
Noncurrent liabilities	(5)	(8)	(1)	(6)	(13)	(33)
Purchase price, inclusive of contingent consideration(1)	$400	$312	$154	$134	$144	$1,144

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

The acquisitions completed during the nine months ended September 30, 2020 were not individually or in the aggregate material to our operations or cash flows. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to tangible and intangible assets acquired and liabilities assumed, including goodwill, based on their estimated fair values. Goodwill from these acquisitions is expected to benefit all of our reportable segments and has been allocated as such. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an identifiable intangible asset.

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

Charges related to our realignment program and our 2020 Fit for Growth Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Realignment program:
Executive Transition Costs	$—	$—	$—	$22
Employee separation costs	—	33	—	60
Employee retention costs	—	18	15	18
Professional fees	8	14	25	16
2020 Fit for Growth Plan:
Employee separation costs	38	—	103	—
Employee retention costs	—	—	5	—
Facility exit costs and other charges (1)	5	—	29	—
Total restructuring costs	$51	$65	$177	$116

(1)Includes $4 million of accelerated depreciation for the nine months ended September 30, 2020. Accelerated depreciation for the three months ended September 30, 2020 was immaterial.
The 2020 Fit for Growth Plan charges include $1 million and $20 million for the three and nine months ended September 30, 2020, respectively, of costs incurred related to our exit from certain content-related services.
Changes in our accrued employee separation costs included in "Accrued expenses and other current liabilities" in our consolidated statements of financial position are presented in the table below for the nine months ended September 30.

	2020	2019
	(in millions)
Beginning balance	$47	$—
Employee separation costs accrued	103	60
Payments made	(135)	(32)
Ending balance	$15	$28

Note 5 — Investments
Our investments were as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Short-term investments:
Equity investment security	$27	$26
Held-to-maturity investment securities	108	287
Time deposits (1)	4	466
Total short-term investments	$139	$779

Long-term investments:
Equity and cost method investments	$39	$17
Time deposits (1)	402	—
Total long-term investments	$441	$17

(1)As of September 30, 2020, $402 million in restricted time deposits were classified as long-term. As of December 31, 2019, $414 million in restricted time deposits were classified as short-term. See Note 8.

Equity Investment Securities

Our equity investment security is a U.S. dollar denominated investment in an open-ended mutual fund. Realized and unrealized gains and losses were immaterial for the three and nine months ended September 30, 2020 and 2019.

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
The amortized cost and fair value of held-to-maturity investment securities were as follows:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments, due within one year:
Corporate and other debt securities	$30	$30	$101	$101
Commercial paper	78	78	186	186
Total short-term held-to-maturity investments	$108	$108	$287	$287
As of September 30, 2020, there were no held-to-maturity investment securities in an unrealized loss position. As of December 31, 2019, commercial paper in the amount of $70 million and corporate and other debt securities in the amount of $42 million were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months.

We monitor the credit ratings of the securities in our portfolio on an ongoing basis and evaluate the need for an allowance for expected credit losses. The securities in our portfolio are highly rated and short-term in nature. Historically, we have not had any impairment losses on our portfolio. As of September 30, 2020, our corporate and other debt securities were rated AAA and our commercial paper were rated A-1+ by CRISIL, an Indian subsidiary of S&P Global.
During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no transfers of investments between our available-for-sale and held-to-maturity investment portfolios.

Equity and Cost Method Investments
During 2020, we acquired a $26 million equity method investment in the technology sector. As of September 30, 2020 and December 31, 2019, we had equity method investments of $35 million and $9 million, respectively and cost method investments of $4 million and $8 million, respectively.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Compensation and benefits	$1,377	$1,239
Customer volume and other incentives	321	251
Derivative financial instruments	28	8
Income taxes	122	152
Professional fees	138	137
Travel and entertainment	21	24
Other	333	380
Total accrued expenses and other current liabilities	$2,340	$2,191

Note 7 — Debt

In 2018, we entered into a Credit Agreement providing for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility. During the first quarter of 2020, we borrowed $1,740 million against our revolving credit facility. Both our Term Loan and the borrowing under our revolving credit facility mature in November 2023.

The Credit Agreement requires interest to be paid, at our option, at either the ABR or the Eurocurrency Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Eurocurrency Rate loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Eurocurrency Rate loans may range from 0.75% to 1.125%, depending on our public debt ratings (or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement). Our Credit Agreement also provides a mechanism for determining an alternative rate of interest to the Eurocurrency rate after LIBOR is no longer available. The outstanding balance under our revolving credit facility as of September 30, 2020 is a Eurocurrency Rate loan with an Interest Period (as defined in the Credit Agreement) of one month.

We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations as of September 30, 2020.

In February 2020, our India subsidiary renewed its 13 billion Indian rupee ($177 million at the September 30, 2020 exchange rate) working capital facility, which requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made prior to 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February. As of September 30, 2020, we have not borrowed funds under this facility.

Short-term Debt

As of both September 30, 2020 and December 31, 2019, we had $38 million of short-term debt related to current maturities of our Term Loan.

Long-term Debt
The following summarizes our long-term debt balances as of:

	September 30, 2020	December 31, 2019
	(in millions)
Notes outstanding under revolving credit facility	$1,740	$—
Term Loan	713	741
Less:
Current maturities - Term Loan	(38)	(38)
Deferred financing costs	(3)	(3)
Long-term debt, net of current maturities	$2,412	$700
The carrying value of our debt approximated its fair value as of September 30, 2020 and December 31, 2019.

Note 8 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective income tax rate	44.2%	24.3%	33.9%	24.5%

In March 2020, the Indian parliament enacted the Budget of India, which contained a number of provisions related to income tax, including a replacement of the DDT, previously due from the dividend payer, with a tax payable by the shareholder receiving the dividend. This provision reduced the tax rate applicable to us for cash repatriated from India. Following this change, during the first quarter of 2020, we limited our indefinite reinvestment assertion to India earnings accumulated in prior years. In July 2020, the U.S. Treasury Department and the Internal Revenue Service released final regulations, which became effective in September 2020, that reduced the tax applicable on our accumulated Indian earnings upon repatriation. As a result, during the third quarter of 2020, after a thorough analysis of the impact of these changes in law on the cost of earnings repatriation and considering our strategic decision to increase our investments to accelerate growth in various international markets and expand our global delivery footprint, we reversed our indefinite reinvestment assertion on Indian earnings accumulated in prior years and recorded a $140 million Tax on Accumulated Indian Earnings. The recorded income tax expense reflects the India withholding tax on unrepatriated Indian earnings, which were $5.2 billion as of December 31, 2019, net of applicable U.S. foreign tax credits.
On October 28, 2020, our subsidiary in India remitted a dividend of $2.1 billion, which resulted in a net payment of $2.0 billion to its shareholders (non-Indian Cognizant entities), after payment of $105 million of India withholding tax.
We are involved in an ongoing dispute with the ITD in connection with a previously disclosed 2016 share repurchase transaction undertaken by CTS India to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $2.8 billion. As a result of that transaction, which was undertaken pursuant to a plan approved by the High Court in Chennai, India, we previously paid $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, we received a communication from the ITD asserting that the ITD is owed an additional 33 billion Indian rupees ($449 million at the September 30, 2020 exchange rate) on the 2016 transaction. Immediately thereafter, the ITD placed an attachment on certain of our India bank accounts. In addition to the dispute on the 2016 transaction, we are also involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes are collectively referred to as the "ITD Dispute").

In April 2018, the High Court admitted our writ petition for a stay of the actions of the ITD and lifted the ITD’s attachment on our bank accounts. As part of the interim stay order, we deposited 5 billion Indian rupees ($67 million at the September 30, 2020 exchange rate and $70 million at the December 31, 2019 exchange rate) representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. In addition, the High Court placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($382 million at the September 30, 2020 exchange rate and $393 million at the December 31, 2019 exchange rate), which is the remainder of the disputed tax amount related to the 2016 transaction. In June 2019, the High Court dismissed our previously admitted writ petitions on the ITD Dispute, holding that the Company must exhaust other remedies, such as pursuing the matter before other appellate bodies, for resolution of the ITD Dispute prior to intervention by the High Court. The High Court did not issue a ruling on the substantive issue of whether we owe additional tax as a result of either the 2016 or the 2013 transaction. In July 2019, we appealed the High Court’s orders before the Division Bench. In September 2019, the Division Bench partly allowed the Company’s appeal with respect to the 2016 transaction, but did not issue a ruling on the substantive issue of the tax implications of the transactions. In October 2019, we filed a Special Leave Petition before the SCI with respect to the 2016 transaction.

In March 2020, the SCI referred the case based on the 2016 transaction back to the ITD with directions to carry out the assessment following the due process of law. Further, until the conclusion of the assessment, the SCI maintained in place the lien on our 28 billion Indian rupees time deposit and did not order the release of the 5 billion Indian rupees deposit held by the ITD. In April 2020, we received an assessment from the ITD, which is consistent with its previous assertions regarding our 2016 transaction. In June 2020 we filed an appeal against this assessment. The ruling of the SCI and the ITD's assessment created additional uncertainty as to the timing of the resolution of this case and, as a result, in the first quarter of 2020 we reclassified the deposits under lien, which are considered restricted assets, and the deposit with the ITD to noncurrent assets. As of September 30, 2020 and December 31, 2019, the balance of deposits under lien was $402 million presented in "Long-term investments" and $414 million presented in "Short-term investments", respectively, including a portion of the interest previously earned. As of September 30, 2020 and December 31, 2019, the deposit with the ITD was $67 million presented in "Other noncurrent assets" and $70 million presented in "Other current assets", respectively.

We believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions. Accordingly, we have not recorded any reserves for these matters as of September 30, 2020.

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

		September 30, 2020		December 31, 2019
Designation of Derivatives	Location on Statements of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$29	$—	$32	$—
	Other noncurrent assets	16	—	8	—
	Accrued expenses and other current liabilities	—	2	—	7
	Other noncurrent liabilities	—	—	—	2
	Total	45	2	40	9
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	3	—	3	—
	Accrued expenses and other current liabilities	—	26	—	1
	Total	3	26	3	1
Total		$48	28	$43	$10

Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2020, 2021 and the first nine months of 2022. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within the captions "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of September 30, 2020, we estimate that $19 million, net of tax, of net gains related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized gains and losses included in the caption "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position, for our cash flow hedges, were as follows:

	September 30, 2020	December 31, 2019
	(in millions)
2020	$400	$1,505
2021	1,315	883
2022	548	—
Total notional value of contracts outstanding (1)	$2,263	$2,388
Net unrealized gains included in accumulated other comprehensive income (loss), net of taxes	$31	$26

(1)Includes $128 million notional value of option contracts as of September 30, 2020, with the remaining notional value related to forward contracts.
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended September 30:

	Change in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2020	2019		2020	2019
	(in millions)
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$77	$(28)	Cost of revenues	$5	$1
			SG&A expenses	1	1
			Total	$6	$2

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the nine months ended September 30:

	Change in Derivative (Losses) Gains Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net (Losses) Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Losses) Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2020	2019		2020	2019
	(in millions)
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$(1)	$30	Cost of revenues	$(7)	$1
			SG&A expenses	(1)	1
			Total	$(8)	$2

The activity related to the change in net unrealized gains and losses on our cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders equity is presented in Note 11.

Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries, primarily the Indian rupee and the Euro. We entered into foreign exchange forward contracts that are scheduled to mature in 2020. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

	September 30, 2020		December 31, 2019
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$2,575	$(23)	$702	$2
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and nine months ended September 30:

	Location of Net (Losses) Gains on Derivative Instruments	Amount of Net (Losses) Gains on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(57)	$6	$(54)	$1
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$2,513	$—	$—	$2,513
Time deposits	—	578	—	578
Short-term investments:
Time deposits	—	4	—	4
Equity investment security	27	—	—	27
Other current assets:
Foreign exchange forward and option contracts	—	32	—	32
Long-term investments:
Time deposits(1)	—	402	—	402
Other noncurrent assets
Foreign exchange forward and option contracts	—	16	—	16
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(28)	—	(28)
Contingent consideration liabilities	—	—	(11)	(11)
Other noncurrent liabilities:
Contingent consideration liabilities	—	—	(42)	(42)

(1)Balance represents restricted time deposits. See Note 8.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$1,646	$—	$—	$1,646
Short-term investments:
Time deposits(1)	—	466	—	466
Equity investment security	26	—	—	26
Other current assets:
Foreign exchange forward contracts	—	35	—	35
Other noncurrent assets:
Foreign exchange forward contracts	—	8	—	8
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(8)	—	(8)
Contingent consideration liabilities	—	—	(8)	(8)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(2)	—	(2)
Contingent consideration liabilities	—	—	(30)	(30)

(1)Includes $414 million in restricted time deposits. See Note 8.

We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The carrying value of our time deposits approximated fair value as of September 30, 2020 and December 31, 2019.

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

We estimate the fair value of contingent consideration liabilities associated with our acquisitions using a variation of the income approach, which utilizes one or more significant inputs that are unobservable. This approach calculates the fair value of such liabilities based on the probability-weighted expected performance of the acquired entity against the target performance metric, discounted to present value when appropriate.

Note 11 — Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2020:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(165)	$4	$(161)	$(63)	$(1)	$(64)
Change in foreign currency translation adjustments	93	(3)	90	(9)	2	(7)
Ending balance	$(72)	$1	$(71)	$(72)	$1	$(71)

Unrealized (losses) gains on cash flow hedges:
Beginning balance	$(33)	$6	$(27)	$31	$(5)	$26
Unrealized gains (losses) arising during the period	77	(14)	63	(1)	(1)	(2)
Reclassifications of net (gains) losses to:
Cost of revenues	(5)	1	(4)	7	(1)	6
SG&A expenses	(1)	—	(1)	1	—	1
Net change	71	(13)	58	7	(2)	5
Ending balance	$38	$(7)	$31	$38	$(7)	$31

Accumulated other comprehensive income (loss):
Beginning balance	$(198)	$10	$(188)	$(32)	$(6)	$(38)
Other comprehensive income (loss)	164	(16)	148	(2)	—	(2)
Ending balance	$(34)	$(6)	$(40)	$(34)	$(6)	$(40)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2019:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(117)	$3	$(114)	$(108)	$5	$(103)
Change in foreign currency translation adjustments	(64)	(1)	(65)	(73)	(3)	(76)
Ending balance	$(181)	$2	$(179)	$(181)	$2	$(179)

Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$—	$—	$—	$(12)	$4	$(8)
Net unrealized gains arising during the period	—	—	—	13	(4)	9
Reclassification of net gains to Other, net	—	—	—	(1)	—	(1)
Net change	—	—	—	12	(4)	8
Ending balance	$—	$—	$—	$—	$—	$—

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$54	$(10)	$44	$(4)	$1	$(3)
Unrealized (losses) gains arising during the period	(28)	5	(23)	30	(6)	24
Reclassifications of net (gains) to:
Cost of revenues	(1)	—	(1)	(1)	—	(1)
SG&A expenses	(1)	1	—	(1)	1	—
Net change	(30)	6	(24)	28	(5)	23
Ending balance	$24	$(4)	$20	$24	$(4)	$20

Accumulated other comprehensive income (loss):
Beginning balance	$(63)	$(7)	$(70)	$(124)	$10	$(114)
Other comprehensive income (loss)	(94)	5	(89)	(33)	(12)	(45)
Ending balance	$(157)	$(2)	$(159)	$(157)	$(2)	$(159)

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

On January 15, 2015, Syntel sued TriZetto and Cognizant in the United States District Court for the Southern District of New York. Syntel’s complaint alleged breach of contract against TriZetto, and tortious interference and misappropriation of trade secrets against Cognizant and TriZetto, stemming from Cognizant’s hiring of certain former Syntel employees. Cognizant and TriZetto countersued on March 23, 2015, for breach of contract, misappropriation of trade secrets and tortious interference, based on Syntel’s misuse of TriZetto confidential information and abandonment of contractual obligations. Cognizant and TriZetto subsequently added Federal Defend Trade Secrets Act and copyright infringement claims for Syntel’s misuse of TriZetto’s proprietary technology. The parties’ claims were narrowed by the court and the case was tried before a jury, which on October 27, 2020 returned a verdict in favor of Cognizant in the amount of $854 million, including $570 million in punitive damages. We expect Syntel to appeal the decision and thus we will not record the gain in our financial statements until it becomes realizable.

On April 20, 2020, we announced a security incident involving a Maze ransomware attack. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, based on numerous remediation steps that have been undertaken and our continued monitoring of our environment, we believe we have contained the attack and eradicated remnants of the attacker activity from our environment. Based on our investigation, we believe the attack principally impacted certain of our systems and data. The attack resulted in unauthorized access to certain data and caused significant disruption to our business. This included the disabling of some of our systems and disruption caused by our taking certain other internal systems and networks offline as a precautionary measure. The attack compounded the challenges we faced in enabling work-from-home arrangements during the COVID-19 pandemic and resulted in setbacks and delays to such efforts. The impact to clients and their responses to the security incident varied. Some clients experienced no disruption. As to other clients, we experienced service disruptions due to our reliance on certain of the impacted systems and networks to perform work for clients and the impact to our systems and networks supporting work-from-home capabilities. The systems that comprise the technology platforms that support our business process-as-a-service solutions were not impacted. Most clients maintained connectivity with our network, allowing us to continue to provide service, but some clients opted to suspend our access to their networks as a security precaution. In this circumstance, we were unable to continue providing services via client networks until access was restored. We engaged leading outside forensics and cybersecurity experts, launched a comprehensive containment and remediation effort and forensic investigation, restored the security of our internal systems and networks and are adopting various enhancements to the security of our systems and networks. We also notified and are coordinating with law enforcement.
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

On October 5, 2016, October 27, 2016 and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. These complaints were consolidated into a single action and on April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of persons and entities who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the Foreign Corrupt Practices Act, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Defendants filed a motion to dismiss the consolidated amended complaint on June 6, 2017. On August 8, 2018, the United States District Court for the District of New Jersey issued an order which granted the motion to dismiss in part, including dismissal of all claims against current officers of the Company, and denied them in part. On September 7, 2018, we filed a motion in the United States District Court for the District of New Jersey to certify the August 8, 2018 order for immediate appeal to the United States Court of Appeals for the Third Circuit pursuant to 28 U.S.C. § 1292(b). On October 18, 2018, the District Court issued an order granting our motion, and staying the action pending the outcome of our appeal petition to the Third Circuit. On October 29, 2018, we filed a petition for permission to appeal with the United States Court of Appeals for the Third Circuit. On March 6, 2019, the Third Circuit denied our petition without prejudice. In an order dated March 19, 2019, the District Court directed the lead plaintiffs to provide the defendants with a proposed amended complaint. On April 26, 2019, lead plaintiffs filed their second amended complaint. We filed a motion to dismiss the second amended complaint on June 10, 2019. On June 7, 2020, the District Court issued an order denying our motion to dismiss the second amended complaint. On July 10, 2020, we filed our answer to the second amended complaint. On July 23, 2020, the United States Department of Justice filed a motion on consent for leave to intervene and to stay all discovery through the conclusion of the criminal proceedings in United States v. Gordon J. Coburn and Steven Schwartz, Crim. No. 19-120 (KM), except for documents produced by us to the Department of Justice in connection with those criminal proceedings. On July 24, 2020, the District Court granted the Department of Justice’s motion; and on that same day, we filed a motion in the District Court to certify the June 7, 2020 order for immediate appeal to the Third Circuit pursuant to 28 U.S.C. 1292(b), which motion is now fully briefed.

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

On March 11, 2019, a seventh putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our current and former directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions. On May 14, 2019, the United States District Court for the District of New Jersey approved a stipulation that (i) consolidated this action with the putative shareholder derivative suits that were previously filed in the United States District Court for the District of New Jersey; and (ii) stayed all of these suits pending order on the motion to dismiss the second amended complaint in the securities class action. On August 3, 2020, lead plaintiffs filed an amended complaint.

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

We have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the matters that were the subject of our previously disclosed internal investigation, the United States Department of Justice and SEC investigations and the related litigation, we have received and expect to continue to receive requests under such indemnification agreements and our bylaws to provide funds for legal fees and other expenses. We have expensed such costs incurred through September 30, 2020.

We have maintained directors and officers insurance and have recorded an insurance receivable of $7 million as of September 30, 2020, reported in "Other current assets," in our unaudited consolidated statement of financial position related to the recovery of a portion of the indemnification expenses and costs related to the putative securities class action complaints. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification and expense advancement obligations described here.

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
Expenses included in segment operating profit consist principally of direct selling and delivery costs (including stock-based compensation expense) as well as a per employee charge for use of our global delivery centers and infrastructure. Certain SG&A expenses, the excess or shortfall of incentive-based compensation for commercial and delivery personnel as compared to target, restructuring costs, COVID-19 Charges, costs related to the ransomware attack, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations. The incremental accrual related to the India Defined Contribution Obligation recorded in the first quarter of 2019 has been excluded from segment operating profits for the nine months ended September 30, 2019 and is included in "unallocated costs" in the table below. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.

For revenues by reportable segment and geographic area, please see Note 2.
Segment operating profits by reportable segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Financial Services	$463	418	$1,209	$1,225
Healthcare	378	312	1,004	963
Products and Resources	307	274	805	763
Communications, Media and Technology	191	186	555	544
Total segment operating profit	1,339	1,190	3,573	3,495
Less: unallocated costs	736	521	1,924	1,668
Income from operations	$603	$669	$1,649	$1,827
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Long-lived Assets: (1)
North America(2)	$412	$445
Europe	109	104
Rest of World (3)	792	760
Total	$1,313	$1,309

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 14 — Subsequent Events
Dividend
On October 28, 2020, our Board of Directors approved the Company's declaration of a $0.22 per share dividend with a record date of November 19, 2020 and a payment date of November 30, 2020.

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
In the first quarter of 2020, the global COVID-19 pandemic began causing significant loss of life and interruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. In response to COVID-19, we have prioritized the safety and well-being of our employees, business continuity for our clients and supporting the efforts of governments around the world to contain the spread of the virus. In light of our commitment to help our clients as they navigate unprecedented business challenges while protecting the safety of our employees, we have taken numerous steps, and may continue to take further actions, to address the COVID-19 pandemic. We have been working closely with our clients to support them as they implemented their contingency plans, helping them access our services and solutions remotely. We also undertook a significant effort to enable our employees to work from home by providing them with computer and Internet accessibility equipment while seeking to maintain appropriate security protocols. Despite these efforts, in the first half of the year we experienced some delays in project fulfillment as delivery, particularly in India and the Philippines, shifted to work-from-home. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, we are at near full project fulfillment capacity as a work-from-home scenario is not possible at certain client projects due to regulatory or other requirements.
As a result of the ongoing pandemic, we are experiencing reduced client demand. We expect project deferrals, furloughs, and temporary rate concessions to continue to adversely affect revenues across all of our business segments in 2020 and potentially beyond. We continue to actively monitor the impacts of and responses to COVID-19 and the related risks, and plan to respond accordingly. The pandemic continues to evolve, and its ultimate impacts will depend on future developments that are uncertain and cannot be predicted with confidence, and may materially adversely affect our business irrespective of our efforts to mitigate the impact. See Part II, Item 1A. Risk Factors.
In the third quarter of 2020, we incurred $21 million of costs in response to the COVID-19 pandemic, including costs incurred to enable our employees to work remotely. During the fourth quarter of 2020 we may incur incremental costs related to the COVID-19 pandemic, primarily related to operating in a work-from-home environment.
We continue to implement our 2020 Fit for Growth Plan, investing in the key digital areas of IoT, AI and analytics, digital engineering and cloud, while working to maintain and optimize our core portfolio of services through efficiency, tooling and automation, delivery optimization, protection of renewals, industry alignment and geographic expansion. Our 2020 Fit for Growth Plan involves certain measures to simplify our organizational model and optimize our cost structure in order to partially fund the investments required to execute on our strategy and advance our growth agenda as well as our decision to exit certain content-related services that are not in line with our strategic vision for the Company. During the three months ended September 30, 2020, we incurred $43 million of employee separation and facility exit costs and other charges under this plan. See Note 4 for additional information on these costs which are reported in the caption "Restructuring charges" in our unaudited consolidated statements of operations. The optimization measures that are part of the 2020 Fit for Growth Plan are expected to result in total charges of approximately $200 million, primarily related to severance and facility exit costs, and are expected to be substantially completed by the end of 2020. The optimization measures are expected to generate an annualized savings run rate, before anticipated investments, in the range of approximately $520 million to $550 million in 2021. The COVID-19 pandemic may adversely impact our ability to execute and realize the benefits of our strategy and various transformation initiatives, including the 2020 Fit for Growth Plan. See Part II, Item 1A. Risk Factors.
Our 2019 decision to exit certain content-related services negatively impacted our third quarter 2020 revenues by approximately $57 million within our Communications, Media and Technology segment in North America and we anticipate the impact on 2020 revenues to be approximately $180 million.
On April 20, 2020, we announced a security incident involving a Maze ransomware attack. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, based on numerous remediation steps that have been undertaken and our continued monitoring of our environment, we believe we have contained the attack and eradicated remnants of the attacker activity from our environment. The lost revenue and containment, investigation, remediation, legal and other costs incurred due to the ransomware attack may exceed our insurance policy limits or may not be covered by insurance at all. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. See Part II, Item 1A. Risk Factors and Note 12 to our unaudited consolidated financial statements.
In March 2020, the Indian parliament enacted the Budget of India, which contained a number of provisions related to income tax, including a replacement of the DDT, previously due from the dividend payer, with a tax payable by the shareholder receiving the dividend. This provision reduced the tax rate applicable to us for cash repatriated from India. Following this change, during the first quarter of 2020, we limited our indefinite reinvestment assertion to India earnings accumulated in prior years. In July 2020, the U.S. Treasury Department and the Internal Revenue Service released final regulations, which became effective in September 2020, that reduced the tax applicable on our accumulated Indian earnings upon repatriation. As a result, during the third quarter of 2020, after a thorough analysis of the impact of these changes in law on the cost of earnings repatriation and considering our strategic decision to increase our investments to accelerate growth in various international markets and expand our global delivery footprint, we reversed our indefinite reinvestment assertion on Indian earnings accumulated in prior years and recorded a $140 million Tax on Accumulated Indian Earnings. The recorded income tax expense reflects the India withholding tax on unrepatriated Indian earnings, which were $5.2 billion as of December 31, 2019, net of applicable U.S. foreign tax credits.
On October 28, 2020, our subsidiary in India remitted a dividend of $2.1 billion, which resulted in a net payment of $2.0 billion to its shareholders (non-Indian Cognizant entities), after payment of $105 million of India withholding tax.
On October 27, 2020, a jury returned a verdict in our favor in the amount of $854 million, including $570 million punitive damages, in our lawsuit with Syntel, which was initiated in 2015. We expect Syntel to appeal the decision and thus we will not record the gain in our financial statements until it becomes realizable. For more information, see Note 12 to our unaudited consolidated financial statements.
Q3 2020 Financial Results
The following table sets forth a summary of our financial results for the three months ended September 30, 2020 and 2019:

			Increase / Decrease
	2020	2019	$	%
	(Dollars in millions, except per share data)
Revenues	$4,243	$4,248	$(5)	(0.1)
Income from operations	603	669	(66)	(9.9)
Provision for income taxes	(276)	(160)	(116)	72.5
Net income	348	497	(149)	(30.0)
Diluted EPS	0.64	0.90	(0.26)	(28.9)
Other Financial Information[1]
Adjusted Income from Operations	$675	$734	$(59)	(8.0)
Adjusted Diluted EPS	0.97	1.08	(0.11)	(10.2)

1    Adjusted Income From Operations and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.
The following charts set forth revenues and change in revenues by business segment and geography for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019:

	Financial Services				Healthcare
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[2]	Revenues	$	%	CC %[2]
North America	$1,033	(19)	(1.8)	(1.8)	$1,054	18	1.7	1.7
United Kingdom	123	6	5.1	1.6	40	4	11.1	7.0
Continental Europe	181	(11)	(5.7)	(10.0)	116	31	36.5	30.4
Europe - Total	304	(5)	(1.6)	(5.6)	156	35	28.9	23.4
Rest of World	132	1	0.8	2.6	21	3	16.7	19.4
Total	$1,469	(23)	(1.5)	(2.2)	$1,231	56	4.8	4.2

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[2]	Revenues	$	%	CC %[2]
North America	$666	(21)	(3.1)	(3.0)	$426	(22)	(4.9)	(4.9)
United Kingdom	96	1	1.1	(3.5)	86	9	11.7	7.0
Continental Europe	97	(18)	(15.7)	(18.0)	43	5	13.2	9.4
Europe - Total	193	(17)	(8.1)	(11.4)	129	14	12.2	7.8
Rest of World	68	(1)	(1.4)	0.9	61	9	17.3	22.5
Total	$927	(39)	(4.0)	(4.6)	$616	1	0.2	(0.2)
Across all business segments and regions, revenues benefited from our recently completed acquisitions, including Collaborative Solutions and Contino, and were negatively impacted by project deferrals, furloughs and temporary rate concessions brought on by the COVID-19 pandemic. Retail, consumer goods, travel and hospitality clients within our Products and Resources segment as well as communications and media clients in our Communications, Media and Technology segment were particularly adversely affected by the pandemic. Clients in those industries represented 11% of our total revenues in the third quarter of 2020. At the same time, our manufacturing, logistics, energy and utilities clients within our Products and Resources segment generated revenue growth due to our clients' continued adoption and integration of digital technologies. Revenues in our Financial Services segment continued to see certain clients transition the support of some of their legacy systems and operations in-house or to captives. Revenues among our technology clients in our Communications, Media and Technology segment in the North America region were negatively impacted by approximately $57 million due to our 2019 strategic decision to exit certain content-related services. We continue to see growing demand from our technology clients for other more strategic digital content services.
Our operating margin and Adjusted Operating Margin2 decreased to 14.2% and 15.9%, respectively, for the quarter ended September 30, 2020 from 15.7% and 17.3%, respectively, for the quarter ended September 30, 2019. Our GAAP and Adjusted Operating Margin2 were adversely impacted by higher incentive-based compensation accrual rates, the dilutive impact of our recently completed acquisitions and an asset impairment related to the discontinuation of certain real estate construction projects, partially offset by a significant decrease in travel and entertainment expenses due to the COVID-19 pandemic, cost savings generated by our cost optimization initiatives and the depreciation of the Indian rupee against the U.S. dollar. In addition, our 2020 GAAP operating margin was negatively impacted by COVID-19 Charges.
We finished the third quarter of 2020 with approximately 283,100 employees, which is a decrease of 6,800 as compared to September 30, 2019 and an increase of 1,900 as compared to June 30, 2020. Annualized turnover, including both voluntary and involuntary, was approximately 17.9% for the three months ended September 30, 2020. A significant portion of our attrition is related to involuntary exits and is weighted towards the more junior members of our staff.

2    Constant currency revenue growth and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Business Considerations
The significant and continuing impact and evolving nature of the COVID-19 pandemic makes it difficult to estimate its future impact on our ongoing business, results of operations and overall financial performance. As clients work through significant financial challenges related to the COVID-19 pandemic, we have faced and may continue to face reduced client demand for services, client pricing pressure, payment term extensions and insolvency risk, additional delivery challenges, increased costs, a diversion of and strain on management and other corporate resources, and reduced employee morale and productivity. See Part II, Item 1A. Risk Factors.
While the immediate focus of many clients is on the COVID-19 pandemic impacts to their businesses, we continue to expect the long-term focus of our clients to be on their digital transformation into software drive, data-enabled, customer-centric and differentiated businesses. As our clients seek to optimize the cost of supporting their legacy systems and operations, our core portfolio of services may be subject to pricing pressure and lower demand due to clients transitioning certain work in-house or to new or existing captives.
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
We expect our 2020 financial results to be impacted by the cost optimization measures executed as part of our 2020 Fit for Growth Plan. Additionally, we intend to continue to invest in our digital capabilities, our talent base and new service offerings across industries and geographies, while increasing our investment in sales and marketing professionals to help us expand existing accounts and acquire new ones. We will continue to pursue strategic acquisitions that we believe add new technologies or platforms that complement our existing services, improve our overall service delivery capabilities or expand our geographic presence. Additionally, we will continue to focus on maintaining and optimizing our core portfolio of services through efficiency, tooling and automation, delivery optimization, protection of renewals, industry alignment and geographic expansion. Finally, through the execution of our 2020 Fit for Growth Plan and other initiatives, we will focus on operating discipline in order to appropriately manage our cost structure, giving consideration to the impact of the COVID-19 pandemic on our revenues.
In addition, our future results may be affected by immigration law changes that may impact our ability to do business or significantly increase our costs of doing business, such as those discussed in Part II, Item 1A. Risk Factors, potential tax law changes and other potential regulatory changes, as well as costs related to the potential resolution of legal and regulatory matters discussed in Note 12 to our unaudited consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

		% of		% of	Increase / Decrease
	2020	Revenues	2019	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$4,243	100.0	$4,248	100.0	$(5)	(0.1)
Cost of revenues(1)	2,647	62.4	2,681	63.1	(34)	(1.3)
Selling, general and administrative expenses(1)	804	18.9	706	16.6	98	13.9
Restructuring charges	51	1.2	65	1.5	(14)	(21.5)
Depreciation and amortization expense	138	3.3	127	3.0	11	8.7
Income from operations	603	14.2	669	15.7	(66)	(9.9)
Other income (expense), net	21		(11)		32	(290.9)
Income before provision for income taxes	624	14.7	658	15.5	(34)	(5.2)
Provision for income taxes	(276)		(160)		(116)	72.5
Income (loss) from equity method investments	—		(1)		1	(100.0)
Net income	$348	8.2	$497	11.7	$(149)	(30.0)
Diluted earnings per share	$0.64		$0.90		$(0.26)	(28.9)

Other Financial Information[3]
Adjusted Income from Operations and Adjusted Operating Margin	$675	15.9	$734	17.3	$(59)	(8.0)
Adjusted Diluted EPS	$0.97		$1.08		$(0.11)	(10.2)

(1)Exclusive of depreciation and amortization expense.
Revenues - Overall
Revenues for the quarter ended September 30, 2020 were flat as compared to the quarter ended September 30, 2019. Across all business segments and regions, revenues benefited from our recently completed acquisitions, including Collaborative Solutions and Contino, and were negatively impacted by project deferrals, furloughs and temporary rate concessions brought on by the COVID-19 pandemic. We continue to experience pricing pressure within our core portfolio of services as our clients optimize the cost of supporting their legacy systems and operations. At the same time, clients continue to adopt and integrate digital technologies and their demand for our digital operations services and solutions continues to grow. Revenues from clients added since September 30, 2019 were $145 million.
Revenues from our top clients as a percentage of total revenues were as follows:

	Three Months Ended September 30,
	2020	2019
Top five clients	8.1%	7.9%
Top ten clients	14.0%	14.4%

3    Adjusted Income From Operations, Adjusted Operating Margin and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the three months ended September 30:

	2020	2019	Increase/ (Decrease)
			$	%	CC %[4]
	(Dollars in millions)
Financial Services	$1,469	$1,492	$(23)	(1.5)	(2.2)
Healthcare	1,231	1,175	56	4.8	4.2
Products and Resources	927	966	(39)	(4.0)	(4.6)
Communications, Media and Technology	616	615	1	0.2	(0.2)
Total revenues	$4,243	$4,248	$(5)	(0.1)	(0.7)
Financial Services
Revenues from our Financial Services segment decreased 1.5%, or 2.2% on a constant currency basis4, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Revenues in this segment decreased by $13 million from our insurance clients and $10 million from our banking clients. The decline in revenues from banking clients in this segment reflects a reduction in revenues on a large transformation project as a result of delivery delays. Revenues from clients added, including those related to acquisitions, since September 30, 2019 were $35 million. Demand from certain financial services clients has been and may continue to be negatively affected as they transition the support of some of their legacy systems and operations in-house or to captives.
Healthcare
Revenues from our Healthcare segment grew 4.8%, or 4.2% on a constant currency basis4, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Revenues in this segment increased by $49 million from our life sciences clients and $7 million from our healthcare clients. Our 2019 revenue included the negative impact of a customer dispute with a healthcare client related to a large volume based contract. Revenues from clients added, including those related to acquisitions, since September 30, 2019 were $22 million. Demand from our healthcare clients may continue to be affected by uncertainty in the regulatory and political environment while demand among our life sciences clients may be affected by industry consolidation.
Products and Resources
Revenues from our Products and Resources segment decreased 4.0%, or 4.6% on a constant currency basis4, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Retail, consumer goods, travel and hospitality clients were particularly adversely affected by the pandemic and are expected to continue to be negatively impacted for the remainder of 2020 and possibly beyond. In the third quarter of 2020, revenues decreased by $37 million among our retail and consumer goods clients and $45 million among our travel and hospitality clients. Revenues from our manufacturing, logistics, energy and utilities clients increased $43 million due to our clients' adoption and integration of digital technologies. Revenues from clients added, including those related to acquisitions, since September 30, 2019 were $41 million.

Communications, Media and Technology
Revenues from our Communications, Media and Technology segment for the three months ended September 30, 2020 were flat as compared to the three months ended September 30, 2019. Revenues from our communications and media clients increased by $20 million while revenues from our technology clients decreased by $19 million. Revenues among our technology clients in this segment were negatively impacted by approximately $57 million due to our 2019 strategic decision to exit certain content-related services and we anticipate the impact on 2020 revenues to be approximately $180 million. Additionally, revenues were negatively impacted by the COVID-19 pandemic, particularly among our communications and media clients, partially offset by growing demand from our technology clients for other more strategic digital content services. Revenues from clients added, including those related to acquisitions, since September 30, 2019 were $47 million.

4    Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Revenues - Geographic Markets
Revenues by geographic market were as follows for the three months ended September 30:

	2020	2019	Increase / (Decrease)
			$	%	CC %[5]
	(Dollars in millions)
North America	$3,179	$3,223	$(44)	(1.4)	(1.4)
United Kingdom	345	325	20	6.2	2.0
Continental Europe	437	430	7	1.6	(2.4)
Europe - Total	782	755	27	3.6	(0.5)
Rest of World	282	270	12	4.4	7.1
Total revenues	$4,243	$4,248	$(5)	(0.1)	(0.7)
North America continues to be our largest market, representing 74.9% of total revenues for the third quarter of 2020. Our North America region was negatively impacted by our strategic decision to exit certain content-related services in our Communications, Media and Technology segment and the transition of the support of legacy systems for certain financial services and healthcare clients in-house or to captives. Revenue growth in our Continental Europe region was negatively affected by the decline in banking revenues in this region due to the reduction of revenues on a large transformation project as a result of delivery delays. Revenue growth in our Rest of World region was driven by our communications and media clients. We believe that there are opportunities for long-term growth across all of our geographic markets.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. Our cost of revenues decreased by 1.3% during the third quarter of 2020 as compared to the third quarter of 2019, decreasing as a percentage of revenues to 62.4% in the third quarter of 2020 compared to 63.1% in the third quarter of 2019. The decrease in cost of revenues, as a percentage of revenues, was primarily due to a significant decrease in travel and entertainment costs as a result of a reduction in travel due to the COVID-19 pandemic, cost savings generated as a result of our cost optimization strategy and the depreciation of the Indian rupee against the U.S. dollar, partially offset by higher incentive-based compensation accrual rates in 2020.
SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. SG&A expenses increased by 13.9% during the third quarter of 2020 as compared to the third quarter of 2019, increasing as a percentage of revenues to 18.9% in 2020 as compared to 16.6% in 2019. The increase, as a percentage of revenues, was primarily due to an increase in compensation and benefit costs, including higher incentive-based compensation, incremental costs related to our recently completed acquisitions and an asset impairment related to the discontinuation of certain real estate construction projects, partially offset by a significant decrease in travel and entertainment costs as a result of the reduction in travel due to the pandemic.
Restructuring Charges
Restructuring charges consist of our 2020 Fit for Growth Plan and our realignment program. Restructuring charges were $51 million or 1.2%, as a percentage of revenues for the three months ended September 30, 2020, as compared to $65 million or 1.5%, as a percentage of revenues for the three months ended September 30, 2019. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by 8.7% during the third quarter of 2020 as compared to the third quarter of 2019. The increase is due to procurement of additional computer equipment primarily to provision work-from-home arrangements and amortization of intangibles from recently completed acquisitions.

5    Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Operating Margin - Overall
Our operating margin and Adjusted Operating Margin6 decreased to 14.2% and 15.9%, respectively, for the quarter ended September 30, 2020 from 15.7% and 17.3%, respectively, for the quarter ended September 30, 2019. Our GAAP and Adjusted Operating Margin6 were adversely impacted by higher incentive-based compensation accrual rates, the dilutive impact of our recently completed acquisitions and an asset impairment related to the discontinuation of certain real estate construction projects, partially offset by a significant decrease in travel and entertainment expenses due to the COVID-19 pandemic, cost savings generated by our cost optimization initiatives and the depreciation of the Indian rupee against the U.S. dollar. In addition, our 2020 GAAP operating margin was negatively impacted by COVID-19 Charges.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 95 basis points, or 0.95 percentage points, during the three months ended September 30, 2020. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 17 basis points or 0.17 percentage points.
We enter into hedges of certain Indian rupee denominated payments in India, which are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended September 30, 2020, the settlement of our cash flow hedges positively impacted our operating margin by approximately 14 basis points or 0.14 percentage points and positively impacted our operating margin by approximately 5 basis points or 0.05 percentage points for the three months ended September 30, 2019.
Segment Operating Profit

Segment operating profit was as follows for the three months ended September 30:

	2020	Operating Margin %	2019	Operating Margin %	Increase / (Decrease)
	(Dollars in millions)
Financial Services	$463	31.5	$418	28.0	$45
Healthcare	378	30.7	312	26.6	66
Products and Resources	307	33.1	274	28.4	33
Communications, Media and Technology	191	31.0	186	30.2	5
Total segment operating profit	1,339	31.6	1,190	28.0	149
Less: unallocated costs	736		521		215
Income from operations	$603	14.2	$669	15.7	$(66)
Operating margins across all our segments benefited from a significant decrease in travel and entertainment costs due to COVID-19 related reductions in travel, cost savings generated by our cost optimization initiatives and the depreciation of the Indian rupee against the U.S. dollar, partially offset by the dilutive impact of our recently completed acquisitions.
Certain SG&A expenses, the excess or shortfall of incentive-based compensation for commercial and delivery personnel as compared to target, restructuring costs, COVID-19 Charges, costs related to the ransomware attack, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are included above as “unallocated costs” and adjusted against our total income from operations. The increase in unallocated costs in the third quarter of 2020 compared to the third quarter of 2019 is primarily due to a smaller shortfall in 2020 than in 2019 of incentive-based compensation as compared to target, asset impairment charge related to the discontinuation of certain real estate construction projects and COVID-19 Charges.

6    Adjusted Operating Margin is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended September 30:

	2020	2019	Increase/ Decrease
	(in millions)
Foreign currency exchange gains (losses)	$56	$(53)	$109
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(57)	6	(63)
Foreign currency exchange gains (losses), net	(1)	(47)	46
Interest income	27	43	(16)
Interest expense	(6)	(7)	1
Other, net	1	—	1
Total other income (expense), net	$21	$(11)	$32
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets and liabilities in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on foreign exchange forward contracts entered into to offset foreign currency exposure to non-U.S. dollar denominated net monetary assets and liabilities. As of September 30, 2020, the notional value of our undesignated hedges was $2,575 million. The decrease in interest income of $16 million was primarily attributable to lower yields on our invested balances in India in 2020.
Provision for Income Taxes
The provision for income taxes increased to $276 million during the three months ended September 30, 2020 from $160 million for the three months ended September 30, 2019. The effective income tax rate increased to 44.2% for the three months ended September 30, 2020 compared to 24.3% for the three months ended September 30, 2019, primarily driven by the Tax on Accumulated Indian Earnings.
Net Income
Net income decreased to $348 million for the three months ended September 30, 2020 from $497 million for the three months ended September 30, 2019, representing 8.2% and 11.7% of revenues, respectively. The decrease in net income was driven by the Tax on Accumulated Indian Earnings and lower income from operations, partially offset by lower foreign currency exchange losses.

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

	2020	% of Revenues	2019	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$603	14.2	$669	15.7
Realignment charges (1)	8	0.2	65	1.6
2020 Fit for Growth plan restructuring charges (2)	43	1.0	—	—
COVID-19 Charges (3)	21	0.5	—	—
Adjusted Income from Operations and Adjusted Operating Margin	$675	15.9	$734	17.3

GAAP diluted EPS	$0.64		$0.90
Effect of above adjustments, pre-tax	0.13		0.12
Non-operating foreign currency exchange (gains) losses, pre-tax (4)	—		0.09
Tax effect of above adjustments (5)	(0.06)		(0.03)
Tax on Accumulated Indian Earnings (6)	0.26		—
Adjusted Diluted EPS	$0.97		$1.08

(1)As part of the realignment program, during the three months ended September 30, 2020, we incurred certain professional services fees. See Note 4 to our unaudited consolidated financial statements for additional information.
(2)As part of our 2020 Fit for Growth plan, during the three months ended September 30, 2020, we incurred certain employee separation and facility exit costs and other charges. See Note 4 to our unaudited consolidated financial statements for additional information.
(3)During the three months ended September 30, 2020, we incurred costs in response to the COVID-19 pandemic including costs to enable our employees to work remotely. Most of the costs related to the pandemic are reported in "Cost of revenues" in our unaudited consolidated statements of operations.
(4)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(5)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended September 30,
	2020	2019
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$2	$17
2020 Fit for Growth Plan restructuring charges	11	—
COVID-19 Charges	6	—
Foreign currency exchange gains and losses	15	(2)

The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.
(6)    During the third quarter of 2020 we reversed our indefinite reinvestment assertion on Indian earnings accumulated in prior years and recorded $140 million in income tax expense.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

		% of		% of	Increase / Decrease
	2020	Revenues	2019	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$12,468	100.0	$12,499	100.0	$(31)	(0.2)
Cost of revenues(1)	8,009	64.2	7,885	63.1	124	1.6
Selling, general and administrative expenses(1)	2,226	17.9	2,296	18.4	(70)	(3.0)
Restructuring charges	177	1.4	116	1.0	61	52.6
Depreciation and amortization expense	407	3.3	375	3.0	32	8.5
Income from operations	1,649	13.2	1,827	14.6	(178)	(9.7)
Other income (expense), net	(20)		90		(110)	(122.2)
Income before provision for income taxes	1,629	13.1	1,917	15.3	(288)	(15.0)
Provision for income taxes	(552)		(469)		(83)	17.7
Income from equity method investments	(1)		(1)		—	—
Net income	$1,076	8.6	$1,447	11.6	$(371)	(25.6)
Diluted EPS	$1.98		$2.57		$(0.59)	(23.0)
Other Financial Information (7)
Adjusted Income From Operations and Adjusted Operating Margin	$1,878	15.1	$2,060	16.5	$(182)	(8.8)
Adjusted Diluted EPS	$2.75		$2.93		$(0.18)	(6.1)

(1)Exclusive of depreciation and amortization expense.
Revenues - Overall
Revenues for the nine months ended September 30, 2020 were flat as compared to the nine months ended September 30, 2019. Across all business segments and regions, revenues benefited from our recently completed acquisitions, including Zenith, Collaborative Solutions and Contino, and were negatively impacted by the ransomware attack and fulfillment challenges, project deferrals, furloughs and temporary rate concessions brought on by the COVID-19 pandemic. We continue to experience pricing pressure within our core portfolio of services as our clients optimize the cost of supporting their legacy systems and operations. At the same time, clients continue to adopt and integrate digital technologies and their demand for our digital operations services and solutions continues to grow. In addition, our revenues from clients added since September 30, 2019 were $250 million.
Revenues from our top clients as a percentage of total revenues were as follows:

	Nine Months Ended September 30,
	2020	2019
Top five clients	8.1%	8.1%
Top ten clients	14.1%	14.8%

7    Adjusted Income From Operations, Adjusted Operating Margin and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows for the nine months ended September 30:

	2020	2019	Increase / (Decrease)
			$	%	CC %[8]
	(Dollars in millions)
Financial Services	$4,316	$4,401	$(85)	(1.9)	(1.6)
Healthcare	3,582	3,474	108	3.1	3.1
Products and Resources	2,748	2,807	(59)	(2.1)	(1.5)
Communications, Media and Technology	1,822	1,817	5	0.3	0.9
Total revenues	$12,468	$12,499	$(31)	(0.2)	0.1
Financial Services
Revenues from our Financial Services segment declined 1.9%, or 1.6% on a constant currency basis8, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Revenues in this segment decreased $54 million from our insurance clients and $31 million from our banking clients. Demand from certain financial services clients has been and may continue to be negatively affected as they transition the support of some of their legacy systems and operations in-house or to captives. Revenues from clients added, including those related to acquisitions, since September 30, 2019 were $64 million.
Healthcare
Revenues from our Healthcare segment grew 3.1% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Revenues in this segment increased by $144 million from our life sciences clients including revenue from our Zenith acquisition, while revenues from our healthcare clients decreased by $36 million. Revenues from our healthcare clients were negatively impacted by the establishment of an offshore captive by a large client, partially offset by the 2019 negative impact of a customer dispute with a healthcare client related to a large volume based contract. Revenues from clients added since September 30, 2019 were $42 million.
Products and Resources
Revenues from our Products and Resources segment declined 2.1%, or 1.5% on a constant currency basis8, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Retail, consumer goods, travel and hospitality clients were particularly adversely affected by the COVID-19 pandemic. Thus, revenues from our travel and hospitality clients and from our retail and consumer goods clients decreased by $87 million and $66 million, respectively. Revenues from our manufacturing, logistics, energy and utilities clients increased $94 million due to our clients' adoption and integration of digital technologies. Revenues from clients added since September 30, 2019 were $70 million.
Communications, Media and Technology
Revenues from our Communications, Media and Technology segment remained flat for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Revenues from our communications and media clients increased $34 million while revenues from our technology clients decreased $29 million. Revenues among our technology clients in this segment were negatively impacted by approximately $128 million due to our 2019 strategic decision to exit certain content-related services. Additionally, revenues were negatively impacted by the COVID-19 pandemic, particularly among our communications and media clients, partially offset by growing demand from our technology clients for other more strategic digital content services. Revenues from clients added, including those related to acquisitions, since September 30, 2019 were $74 million.

8    Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Revenues - Geographic Markets
Revenues by geographic market were as follows for the nine months ended September 30:

	2020	2019	Increase / (Decrease)
			$	%	CC %[9]
	(Dollars in millions)
North America	$9,375	$9,485	$(110)	(1.2)	(1.1)
United Kingdom	996	976	20	2.0	2.1
Continental Europe	1,293	1,262	31	2.5	2.6
Europe - Total	2,289	2,238	51	2.3	2.4
Rest of World	804	776	28	3.6	8.1
Total revenues	$12,468	$12,499	$(31)	(0.2)	0.1
North America continues to be our largest market, representing 75.2% of total revenues for the nine months ended September 30, 2020. Our North America region was negatively impacted by our strategic decision to exit certain content-related services in our Communications, Media and Technology segment and the transition of the support of legacy systems for certain financial services and healthcare clients in-house or to captives. Revenue growth in our Europe and Rest of World regions was driven by our life sciences clients and our Communications, Media and Technology clients, respectively.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. Our cost of revenues increased by 1.6% during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, increasing as a percentage of revenues to 64.2% during the 2020 period compared to 63.1% in the 2019 period. The increase in cost of revenues, as a percentage of revenues, was due primarily to an increase in costs related to higher incentive-based compensation accrual rates in 2020 and the impact on revenues from the COVID-19 pandemic and the ransomware attack. These impacts were partially offset by a significant decrease in travel and entertainment costs as a result of a reduction in travel due to the COVID-19 pandemic, the cost savings generated as a result of our cost optimization strategy and the depreciation of the Indian rupee against the U.S. dollar.
SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. SG&A expenses decreased by 3.0% during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, decreasing as a percentage of revenues to 17.9% during the 2020 period as compared to 18.4% in the 2019 period. The decrease, as a percentage of revenues, was due primarily to the $117 million incremental accrual in 2019 related to the India Defined Contribution Obligation as discussed in Note 12 to our unaudited consolidated financial statements, a significant decrease in travel and entertainment costs as a result of a reduction in travel due to the COVID-19 pandemic and lower immigration costs, partially offset by an increase in compensation and benefit costs, including higher incentive-based compensation, the incremental costs of our recently completed acquisitions, reduced revenues brought on by the COVID-19 pandemic and the impact of the ransomware attack on both revenues and costs.
Restructuring Charges
Restructuring charges consist of our 2020 Fit for Growth Plan and our realignment program. Restructuring charges were $177 million or 1.4%, as a percentage of revenues for the nine months ended September 30, 2020, as compared to $116 million or 1.0%, as a percentage of revenues for the nine months ended September 30, 2019. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by 8.5% during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase is due to procurement of additional computer equipment primarily to provision work-from-home arrangements and amortization of intangibles from recently completed acquisitions.

9    Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Operating Margin - Overall
Our operating margin and Adjusted Operating Margin10 decreased to 13.2% and 15.1%, respectively, for the nine months ended September 30, 2020 from 14.6% and 16.5% for the nine months ended September 30, 2019. Our GAAP and Adjusted Operating Margin10 were adversely impacted by higher incentive-based compensation accrual rates, the dilutive impact of our recently completed acquisitions, the decline in revenues brought on by the COVID-19 pandemic and the impact of the ransomware attack on both revenues and costs. These impacts were partially offset by a significant decrease in travel and entertainment expenses due to the COVID-19 pandemic, the cost savings generated as a result of our cost optimization strategy, lower immigration costs and the depreciation of the Indian rupee against the U.S. dollar. In addition, our 2019 GAAP operating margin included a 0.9% negative impact of the incremental accrual in 2019 related to the India Defined Contribution Obligation as discussed in Note 12 to our unaudited consolidated financial statements, while our 2020 GAAP operating margin was negatively impacted by higher restructuring charges as discussed in Note 4 to our unaudited consolidated financial statements as well as COVID-19 Charges.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 102 basis points, or 1.02 percentage points, during the nine months ended September 30, 2020. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 17 basis points or 0.17 percentage points.
We enter into hedges of certain Indian rupee denominated payments in India, which are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the nine months ended September 30, 2020 the settlement of our cash flow hedges negatively impacted our operating margin by approximately 6 basis points or 0.06 percentage points, as compared to a positive impact of approximately 2 basis points or 0.02 percentage points during the nine months ended September 30, 2019.
Segment Operating Profit
Segment operating profit was as follows for the nine months ended September 30:

	2020	Operating Margin %	2019	Operating Margin %	Increase / (Decrease)
	(Dollars in millions)
Financial Services	$1,209	28.0	$1,225	27.8	$(16)
Healthcare	1,004	28.0	963	27.7	41
Products and Resources	805	29.3	763	27.2	42
Communications, Media and Technology	555	30.5	544	29.9	11
Total segment operating profit	3,573	28.7	3,495	28.0	78
Less: unallocated costs	1,924		1,668		256
Income from operations	$1,649	13.2	$1,827	14.6	$(178)
Across all our business segments, operating margins benefited from a significant decrease in travel and entertainment costs due to COVID-19 related reductions in travel, cost savings generated by our cost optimization initiatives and the depreciation of the Indian rupee against the U.S. dollar partially offset by the dilutive impact of our recently completed acquisitions and the negative impact on revenues of the COVID-19 pandemic and the ransomware attack. Additionally, the 2019 operating margin in our Healthcare segment was negatively impacted by mergers within the segment and a customer dispute with a customer related to a large volume based contract. The increase in unallocated costs in 2020 compared to 2019 is primarily due to a smaller shortfall in 2020 than in 2019 of incentive-based compensation as compared to target, higher restructuring costs, COVID-19 Charges and costs related to the ransomware attack, partially offset by the 2019 India Defined Contribution Obligation discussed in Note 12 to our unaudited consolidated financial statements.

10    Adjusted Operating Margin is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the nine months ended September 30:

	2020	2019	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses)	$(51)	$(30)	$(21)
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(54)	1	(55)
Foreign currency exchange gains (losses), net	(105)	(29)	(76)
Interest income	105	136	(31)
Interest expense	(21)	(20)	(1)
Other, net	1	3	(2)
Total other income (expense), net	$(20)	$90	$(110)
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets and liabilities in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on our foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on foreign exchange forward contracts entered into to offset foreign currency exposure to non-U.S. dollar denominated net monetary assets and liabilities. The decrease in interest income of $31 million was primarily attributable to lower yields on our invested balances in India in 2020.
Provision for Income Taxes
The provision for income taxes increased to $552 million during the nine months ended September 30, 2020 from $469 million during the nine months ended September 30, 2019. The effective income tax rate increased to 33.9% for the nine months ended September 30, 2020 from 24.5% for the nine months ended September 30, 2019 primarily driven by the Tax on Accumulated Indian Earnings and the depreciation of the Indian rupee against the U.S. dollar, which resulted in non-deductible foreign currency exchange losses on our unaudited consolidated statement of operations.
Net Income
Net income decreased to $1,076 million for the nine months ended September 30, 2020 from $1,447 million for the nine months ended September 30, 2019, representing 8.6% and 11.6% of revenues, respectively. The decrease in net income was driven by lower income from operations, the Tax on Accumulated Indian Earnings and higher foreign currency exchange losses.

Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

	2020	% of Revenues	2019	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$1,649	13.2	$1,827	14.6
Realignment charges (1)	40	0.3	116	1.0
2020 Fit for Growth plan restructuring charges (2)	137	1.1	—	—
COVID-19 Charges (3)	52	0.5	—	—
Incremental accrual related to the India Defined Contribution Obligation (4)	—	—	117	0.9
Adjusted Income from Operations and Adjusted Operating Margin	$1,878	15.1	$2,060	16.5

GAAP diluted EPS	$1.98		$2.57
Effect of above adjustments, pre-tax	0.42		0.41
Non-operating foreign currency exchange (gains) losses, pre-tax (5)	0.19		0.06
Tax effect of above adjustments (6)	(0.10)		(0.11)
Tax on Accumulated Indian Earnings (7)	0.26		—
Adjusted Diluted EPS	$2.75		$2.93

(1)As part of the realignment program, during the nine months ended September 30, 2020, we incurred employee retention costs and professional fees. See Note 4 to our unaudited consolidated financial statements for additional information.
(2)As part of our 2020 Fit for Growth plan, during the nine months ended September 30, 2020, we incurred certain employee separation, employee retention and facility exit costs and other charges. See Note 4 to our unaudited consolidated financial statements for additional information.
(3)During the nine months ended September 30, 2020, we incurred costs in response to the COVID-19 pandemic including a one-time bonus to our employees at the designation of associate and below in both India and the Philippines, costs to enable our employees to work remotely and provide medical staff and extra cleaning services for our facilities. Most of the costs related to the pandemic are reported in "Cost of revenues" in our unaudited consolidated statements of operations.
(4)In 2019, we recorded an accrual of $117 million related to the India Defined Contribution Obligation as further described in Note 12 to our unaudited consolidated financial statements.
(5)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(6)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$10	$30
2020 Fit for Growth Plan restructuring charges	36	—
COVID-19 Charges	14	—
Incremental accrual related to the India Defined Contribution Obligation	—	31
Foreign currency exchange gains and losses	(3)	(1)
The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.
(7)During the third quarter of 2020 we reversed our indefinite reinvestment assertion on Indian earnings accumulated in prior years and recorded $140 million in income tax expense.

Liquidity and Capital Resources

Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of September 30, 2020, we had cash, cash equivalents and short-term investments of $4,575 million. During the first quarter of 2020, we borrowed $1.74 billion against our revolving credit facility in order to increase our cash on hand in the United States, as a large portion of our cash is held in India.

The following table provides a summary of our cash flows for the nine months ended September 30:

	2020	2019	Increase / Decrease
	(in millions)
Net cash provided by (used in):
Operating activities	$2,401	$1,561	$840
Investing activities	(1,189)	1,963	(3,152)
Financing activities	617	(2,316)	2,933

Operating activities
The increase in cash provided by operating activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily driven by improved collections on our trade accounts receivable, deferrals of certain payments due to COVID-19 pandemic regulatory relief provided by several jurisdictions in which we operate, lower incentive-based compensation payouts and lower cash taxes paid in 2020.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. Our DSO was 72 days as of September 30, 2020, 77 as of September 30, 2019 and 73 days as of December 31, 2019. During the fourth quarter of 2019, we changed our policy with regard to the presentation of certain amounts due to customers, such as discounts and rebates, and retrospectively applied this policy to the calculation of DSO as of September 30, 2019. This change in policy had the effect of reducing our September 30, 2019 DSO by 1 day.

Investing activities
Net cash used in investing activities for the nine months ended September 30, 2020 was primarily driven by payments for acquisitions and outflows for capital expenditures. Net cash provided by investing activities for the nine months ended September 30, 2019 was driven by net sales and maturities of investment securities partially offset by payments for acquisitions and outflows for capital expenditures.
Financing activities
The cash provided by financing activities for the nine months ended September 30, 2020 compared to cash used in financing activities in the nine months ended September 30, 2019 is primarily a result of our borrowing against the revolving credit facility and lower repurchases of common stock in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
We have a Credit Agreement providing for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan.
The Credit Agreement requires interest to be paid, at our option, at either the ABR or the Eurocurrency Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Eurocurrency Rate loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Eurocurrency Rate loans may range from 0.75% to 1.125%, depending on our public debt ratings (or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement). Our Credit Agreement also provides a mechanism for determining an alternative rate of interest to the Eurocurrency rate after LIBOR is no longer available. The outstanding balance under our revolving credit facility as of September 30, 2020 is a Eurocurrency Rate loan with a maturity of November 2023 and an Interest Period (as defined in the Credit Agreement) of one month.

The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50 to 1.00, or for a period of up to four quarters following certain material acquisitions, 3.75 to 1.00. We were in compliance with all debt covenants and representations of the Credit Agreement as of September 30, 2020.
In February 2020, our India subsidiary renewed its one-year 13 billion Indian rupee ($177 million at the September 30, 2020 exchange rate) working capital facility, which requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made prior to 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February. As of September 30, 2020, we have not borrowed funds under this facility.
During the nine months ended September 30, 2020, we returned $1,195 million to our stockholders through $833 million in share repurchases under our stock repurchase program and $362 million in dividend payments. We review our capital return plan on an on-going basis, considering the potential impacts of COVID-19 pandemic, our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.
Other Liquidity and Capital Resources Information
We seek to ensure that our worldwide cash is available in the locations in which it is needed. As part of our ongoing liquidity assessments, we regularly monitor the mix of our domestic and international cash flows and cash balances. As of September 30, 2020, the amount of our cash, cash equivalents and short-term investments held outside the United States was $3,890 million, of which $2,281 million was in India. We evaluate on an ongoing basis what portion of the non-U.S. cash, cash equivalents and short-term investments is needed locally to execute our strategic plans and what amount is available for repatriation back to the United States.
In March 2020, the Indian parliament enacted the Budget of India, which contained a number of provisions related to income tax, including a replacement of the DDT, previously due from the dividend payer, with a tax payable by the shareholder receiving the dividend. This provision reduced the tax rate applicable to us for cash repatriated from India. Following this change, during the first quarter of 2020, we limited our indefinite reinvestment assertion to India earnings accumulated in prior years. In July 2020, the U.S. Treasury Department and the Internal Revenue Service released final regulations, which became effective in September 2020, that reduced the tax applicable on our accumulated Indian earnings upon repatriation. As a result, during the third quarter of 2020, after a thorough analysis of the impact of these changes in law on the cost of earnings repatriation and considering our strategic decision to increase our investments to accelerate growth in various international markets and expand our global delivery footprint, we reversed our indefinite reinvestment assertion on Indian earnings accumulated in prior years and recorded a $140 million Tax on Accumulated Indian Earnings. The recorded income tax expense reflects the India withholding tax on unrepatriated Indian earnings, which were $5.2 billion as of December 31, 2019, net of applicable U.S. foreign tax credits.
On October 28, 2020, our subsidiary in India remitted a dividend of $2.1 billion, which resulted in a net payment of $2.0 billion to its shareholders (non-Indian Cognizant entities), after payment of $105 million of India withholding tax.
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

Off-Balance Sheet Arrangements

Other than our foreign exchange forward and option contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the nine months ended September 30, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the first quarter of 2020, COVID-19 negatively affected all major economic and financial markets and, although there is an extremely wide range of possible outcomes and the associated impact is highly dependent on variables that are difficult to forecast, we deemed the deterioration in general economic conditions sufficient to trigger an interim impairment testing of goodwill as of March 31, 2020. Our interim test results as of March 31, 2020 indicated that the fair values of all of our reporting units exceeded their carrying values and thus, no impairment of goodwill existed as of March 31, 2020. No additional triggers for an interim impairment test have been identified since March 31, 2020. Due to the size of past acquisitions in our healthcare reporting unit, this reporting unit carries the most significant portion of our goodwill balance and has the least amount of excess fair value over its carrying value.

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
•legal, reputation and financial risks related to our recent ransomware attack and if we otherwise fail to protect client and/or our data from security breaches or cyberattacks;
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
•potential significant expense that would occur if we change our intent not to repatriate prior year Indian accumulated undistributed earnings; and
•the factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The ongoing global COVID-19 pandemic has caused and continues to cause significant loss of life and interruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, including through business and transportation shutdowns and restrictions on people’s movement and congregation. Among other things, many of our and our clients’ offices have been closed and employees have been working from home and many consumer-facing businesses have closed or are operating at a significantly reduced level to observe various social distancing requirements and government-mandated closures. The result has been a dramatic reduction in activity in the global economy, a reduction in demand for many products and services and significant adverse impacts to the financial markets, including the trading price of our common stock in the past and potentially in the future.
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
•Client pricing pressure, payment term extensions and insolvency risk – As clients face reduced demand for their products and services, reduce their business activity and face increased financial pressure on their businesses, we have faced and expect to continue to face downward pressure on our pricing and gross margins due to pricing concessions to clients and requests from clients to extend payment terms. In addition, some of our clients have requested and may continue to request extended payment terms, which may have an adverse effect on our cash flows from operations. We may also face a significantly elevated risk of client insolvency, bankruptcy or liquidity challenges where we may perform services and incur expenses for which we are not paid.
•Delivery challenges – Due to the closures of many of our and our clients’ facilities, including as a result of various orders from national, state or local governments, sickness of employees or their families or the desire of employees to avoid contact with large groups of people, we have faced and may continue to face challenges in delivering services to our clients and satisfying contractually agreed upon service levels. Two-thirds of our employees and the core of our delivery capabilities are in India, where the Indian government has imposed significant restrictions on movement since March and whose population density presents a very significant risk of the spread of the pandemic. We also have significant delivery operations in the Philippines, which has also had significant restrictions on movement since March. The impact of pandemic, particularly in India, but also in the Philippines and other countries where we have near-shore or onshore delivery operations for clients, as well as our in-country offices and offices of clients where our associates may normally work, has impacted and may continue to impact our ability to deliver services to clients, particularly for those clients for whom work-from-home arrangements may not be possible. Our work-from-home arrangements for many of our employees may be unsuccessful in mitigating the impact of such closures and increase our exposure to security breaches or cyberattacks. The ransomware attack we were subject to in April 2020 compounded the challenges we faced in enabling work-from-home arrangements and resulted in setbacks and delays to such efforts. A significant worsening of the pandemic, particularly in India, or another security incident during the pandemic, could materially impair our ability to deliver services to clients to an extent that may have a material adverse impact to our business, liquidity, results of operations and financial condition.
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
The COVID-19 pandemic continues to evolve. The ultimate extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the transmission rate and geographic spread of the disease, the duration and extent of the pandemic and waves of infection, travel restrictions and social distancing in the United States, the United Kingdom, other countries in Europe, India, the Philippines and other countries, the duration and extent of business closures and business disruptions and the effectiveness of actions taken to contain, treat and prevent the disease. If we or our clients experience prolonged shutdowns or other business disruptions, our business, liquidity, results of operations, financial condition and the trading price of our common stock are likely to be materially adversely affected, and our ability to access the capital markets may be limited.
We face legal, reputational and financial risks resulting from the security incident we announced on April 20, 2020 and if we otherwise fall victim to security breaches or cyberattacks that may impact client and/or Cognizant data.
In order to provide our services and solutions, we depend on global information technology networks and systems, including those of third parties, to process, transmit, host and securely store electronic information (including our confidential information and the confidential information of our clients) and to communicate among our locations around the world and with our clients, suppliers and partners. Security breaches, employee malfeasance, or human or technological error create risks of shutdowns or disruptions of our operations and potential unauthorized access and/or disclosure of our or our clients’ sensitive data, which in turn could jeopardize projects that are critical to our operations or the operations of our clients’ businesses and have other adverse impacts on our business. For example, on April 20, 2020, we announced a security incident involving a Maze ransomware attack (see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the security incident). The attack resulted in unauthorized access to certain data and caused significant disruption to our business. This included the disabling of some of our systems and disruption caused by our taking certain other internal systems and networks offline as a precautionary measure. The attack compounded the challenges we faced in enabling work-from-home arrangements during the COVID-19 pandemic and resulted in setbacks and delays to such efforts. Some of our clients experienced service disruptions due to our reliance on certain of the impacted systems and networks to perform work for clients and the impact to our systems and networks supporting work-from-home capabilities. In addition, some clients opted to suspend our access to their networks as a security precaution. In this circumstance, we were unable to continue providing services via client networks until access was restored. We will continue to incur incremental costs for the remediation of the security incident and investments to enhance our overall security environment. The lost revenue and containment, investigation, remediation, legal and other costs may exceed our insurance policy limits or may not be covered by insurance at all. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. In addition to the ransomware attack, we and the businesses we interact with face other threats to data and systems, including by perpetrators of random or targeted malicious cyberattacks, computer viruses, malware, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate client information and cause system failures and disruptions.

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
We are required to comply with increasingly complex and changing data security and privacy regulations in the United States, the United Kingdom, the European Union and in other jurisdictions in which we operate that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. For example, the European Union’s General Data Protection Regulation has imposed stringent compliance obligations regarding the handling of personal data and has resulted in the issuance of significant financial penalties for noncompliance. In the United States, there have been proposals for federal privacy legislation and many new state privacy laws are on the horizon. Recently enacted legislation, such as the California Consumer Privacy Act, impose extensive privacy requirements on organizations governing personal information. Existing US sectoral laws such as the Health Insurance Portability and Accountability Act also impose extensive privacy and security requirements on organizations operating in the healthcare industry, which we serve. Additionally, in India, the Personal Data Protection Bill, 2018 was recently cleared for introduction in the current session of the Indian Parliament. If enacted in its current form it would impose stringent obligations on the handling of personal data, including certain localization requirements for sensitive data. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our clients pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions, any of which could materially adversely affect our business operations and operating results.
A substantial portion of our employees in the United States, United Kingdom, European Union and other jurisdictions rely on visas to work in those areas such that any restrictions on such visas or immigration more generally or increased costs of obtaining such visas or from the wages we are required to pay associates on visas may affect our ability to compete for and provide services to clients in these jurisdictions, which could materially adversely affect our business, results of operations and financial condition.
A substantial portion of our employees in the United States and in many other jurisdictions, including countries in Europe, rely upon temporary work authorization or work permits, which makes our business particularly vulnerable to changes and variations in immigration laws and regulations, including written changes and policy changes to the manner in which the laws and regulations are interpreted or enforced, and potential enforcement actions and penalties that might cause us to lose access to such visas. The political environment in the United States, the United Kingdom and other countries in recent years has included significant support for anti-immigrant legislation and administrative changes. Many of these recent changes have resulted in, and various proposed changes may result in, increased difficulty in obtaining timely visas that impact our ability to staff projects, including as a result of visa application rejects and delays in processing applications, and significantly increased costs for us in obtaining visas or as a result of prevailing wage requirements for our associates on visas. For example, in the United States, the current administration has implemented policy changes to increase scrutiny of the issuance of new and the renewal of existing H-1B visa applications and the placement of H-1B visa workers on third party worksites, and has issued executive orders designed to limit immigration. In addition, the administration adopted policy changes that, for entities where more than 50% of the workers in the United States hold certain types of visas, increase the visa costs for such entities and, for all entities, increase the prevailing wage requirements that set a minimum level of compensation for visa holders. The increase in visa costs is subject to a court-ordered stay and the increase in the prevailing wage requirements became effective in October 2020 but is the subject of multiple court challenges seeking a stay. If fully implemented, these policy changes may over time significantly increase costs for us. In the EU, many countries continue to implement new regulations to move into compliance with the EU Directive of 2014 to harmonize immigration rules for intracompany transferees in most EU member states and to facilitate the transfer of managers, specialists and graduate trainees both into and within the region. The changes have had significant impacts on mobility programs and have led to new notification and documentation requirements for companies sending professionals to EU countries. Recent changes or any additional adverse revisions to immigration laws and regulations in the jurisdictions in which we operate may cause us delays, staffing shortages, additional costs or an inability to bid for or fulfill projects for clients, any of which could have a material adverse effect on our business, results of operations and financial condition.

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
During the three months ended September 30, 2020, we repurchased $282 million of our Class A common stock under our stock repurchase program pursuant to a 10b5-1 Plan. The stock repurchase activity under our stock repurchase program during the three months ended September 30, 2020 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2020 - July 31, 2020	—	$—	—	$1,818
August 1, 2020 - August 30, 2020	—	—	—	1,818
September 1, 2020 - September 30, 2020	4,100,000	$68.81	4,100,000	1,536
Total	4,100,000	$68.81	4,100,000
During the three months ended September 30, 2020, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended September 30, 2020, such repurchases totaled 0.2 million shares at an aggregate cost of $15 million.

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
10.1	Retirement, Death and Disability Policy, effective as of July 28, 2020.	10-Q	000-24429	10.1	7/29/2020
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	October 28, 2020	By:	/s/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2020	By:	/s/ JAN SIEGMUND
Jan Siegmund,
Chief Financial Officer
(Principal Financial Officer)