Form 10-K
period 2020-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2021-02-12
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-24429

 COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3728359
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
300 Frank W. Burr Blvd.
Teaneck, New Jersey 07666
(Address of Principal Executive Offices including Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No
The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2020, based on $56.82 per share, the last reported sale price on the Nasdaq Global Select Market of the Nasdaq Stock Market LLC on that date, was $30.8 billion.
The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 5, 2021 was 530,614,258 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1. Business
Overview

Cognizant is one of the world’s leading professional services companies, engineering modern business for the digital era. Our services include digital services and solutions, consulting, application development, systems integration, application testing, application maintenance, infrastructure services and business process services. Digital services have become an increasingly important part of our portfolio, aligning with our clients' focus on becoming data-enabled, customer-centric and differentiated businesses. We are focused on continued investment in four key areas of digital: IoT, AI, experience-driven software engineering and cloud. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers.
During 2020, we announced the Cognizant Agenda which articulates our purpose, vision and values.
In order to achieve this vision and support our clients, we are focusing our business on four strategic priorities to increase our commercial momentum and accelerate growth. These strategic priorities include:
•Accelerating digital - growing our digital business organically and inorganically;
•Globalizing Cognizant - growing our business in key international markets and diversifying leadership, capabilities and delivery footprint;
•Repositioning our brand - improving global brand recognition and becoming better known as a global digital partner to the entire C-suite; and
•Increasing our relevance to our clients - leading with thought leadership and capabilities to address clients' business needs.
We seek to drive organic growth through investments in our digital capabilities across industries and geographies, including the extensive training and reskilling of our technical teams and the expansion of our local workforces in the United States and other markets around the world. Additionally, we pursue select strategic acquisitions, investments and alliances that can expand our talent, experience and capabilities in key digital areas or in particular geographies or industries. In 2020, we completed nine such acquisitions. See Note 3 to our consolidated financial statements for additional information.
Certain terms used in this Annual Report on Form 10-K are defined in the Glossary included at the end of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Business Segments
We go to market across our four industry-based business segments. Our clients seek to partner with service providers that have a deep understanding of their businesses, industry initiatives, customers, markets and cultures and the ability to create solutions tailored to meet their individual business needs. Across industries, our clients are confronted with the risk of being disrupted by nimble, digital-native competitors. They are therefore redirecting their focus and investment to digital operating models and embracing DevOps and key technologies that enable quick adjustments to shifts in their markets. We believe that our deep knowledge of the industries we serve and our clients’ businesses has been central to our growth and high client satisfaction, and we continue to invest in those digital capabilities that help to enable our clients to become modern businesses.

Our business segments are as follows:

Financial Services	Healthcare	Products and Resources	Communications, Media and Technology
• Banking • Insurance	• Healthcare • Life Sciences	• Retail and Consumer Goods • Manufacturing, Logistics, Energy and Utilities • Travel and Hospitality	• Communications and Media • Technology
Our Financial Services segment includes banking, capital markets and insurance companies. Demand in this segment is driven by our clients’ business needs for serving their customers while being compliant with significant regulatory requirements and adaptable to regulatory change, as well as our clients' adoption and integration of digital technologies, including customer experience enhancement, robotic process automation, analytics and AI in areas such as digital lending, fraud detection and next generation payments. In addition to platforms that drive outcomes at speed, demand is also created by our clients’ desire for less complexity through packaged solutions and suppliers with embedded product partners.
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
Our Products and Resources segment includes manufacturers, retailers and travel and hospitality companies, as well as companies providing logistics, energy and utility services. Demand in this segment is driven by our clients’ focus on improving the efficiency of their operations, the enablement and integration of mobile platforms to support sales and other omni-channel commerce initiatives, and their adoption and integration of digital technologies, such as the application of intelligent systems to manage supply chains and enhance overall customer experiences, and IoT to instrument functions for factories, real estate, fleets and products to increase access to insight-generating data.
Our Communications, Media and Technology segment includes information, media and entertainment, communications and technology companies. Demand in this segment is driven by our clients’ needs to create differentiated user experiences, transition to agile development methodologies, enhance their networks, manage their digital content and adopt and integrate digital technologies, such as cloud, interactive and IoT. During 2020, we exited certain content-related work within this segment that was not in line with our long-term strategic vision for the Company. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
For the year ended December 31, 2020, the distribution of our revenues across our four industry-based business segments was as follows:
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

Services and Solutions
Our services include digital services and solutions, consulting, application services, systems integration, infrastructure services and business process services. Additionally, we develop, license, implement and support proprietary and third-party software products and platforms. Central to our strategy to align with our clients’ need to modernize is our continued investment in four key areas of digital: IoT, AI, experience-driven software engineering and cloud. These four capabilities enable clients to put data at the core of their operations, improve the experiences they offer to their customers, tap into new revenue streams, defend against technology-enabled competitors and reduce costs. In many cases, our clients' new digital systems are built on the backbone of their existing legacy systems. The demand for digital capabilities has continued to increase since the beginning of the COVID-19 pandemic as a result of increased demand for mobile workplace solutions, e-commerce, automation and AI and cybersecurity services and solutions. We believe our deep knowledge of our clients' infrastructure and systems provides us with a significant advantage as we work with them to build new digital capabilities to make their operations more efficient, effective and modern. We deliver all of our services and solutions across our four industry-based business segments to best address our clients' individual needs.
In 2020, our services and solutions were organized into three practice areas: Digital Business, Digital Systems and Technology and Digital Business Operations. In January 2021, we strategically combined the Digital Business practice with the Digital Systems and Technology practice to create the new Digital Business & Technology practice. The objective of this change is to simplify our model and align it with the current state of technology.

Our consulting professionals work closely with our practice areas to create modern frameworks, platforms and solutions that leverage a wide range of digital technologies across our clients’ businesses to deliver higher levels of efficiency and new value for their customers.
Digital Business & Technology
Our Digital Business & Technology practice helps clients build modern enterprises that deliver exceptional customer experiences that are created at the intersection of cloud and digital. Our clients are able to embrace a new business and technology stack that comprises consumer-grade software, enterprise applications, modernized data and the instrumentation of everything in cloud-first architectures. Combining a technology vision, strategy, roadmap, capabilities, solutions, partnerships, and subject matter expertise, Digital Business & Technology is an integrated growth enabler for commercial markets. Areas of focus within this practice area are:
•Interactive, which leverages our global network of studios that help clients craft new experiences;
•application modernization, which updates legacy applications using agile methodologies and cloud;
•AI and analytics, which drive business growth and efficiencies through a greater understanding of customers and operations;
•IoT, which unlocks greater productivity and new business models;
•digital advisory, which provides enterprise transformation expertise;
•experience-driven software engineering, which designs, engineers and delivers modern business software;
•application services;
•quality engineering and assurance; and
•cloud, infrastructure and security.
Digital Business Operations
Our Digital Business Operations practice helps clients rethink their operating models by assessing their existing processes and recommending automation. This allows clients to fundamentally transform their processes while realizing cost savings benefits from these improvements. Areas of focus within this practice area are:
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

Global Delivery Model
We utilize a global delivery model, with delivery centers worldwide to provide our full range of services to our clients. Our delivery model includes employees deployed at client sites, local or in-country delivery centers, regional delivery centers and offshore delivery centers, as required to best serve our clients. As we scale our digital services and solutions, we are focused on hiring in the United States and other countries where we deliver services to our clients to expand our in-country delivery capabilities. Our extensive facilities, technology and communications infrastructure are designed to enable the effective collaboration of our global workforce across locations and geographies.
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
The principal competitive factors affecting the markets for our services include the provider’s reputation and experience, strategic advisory capabilities, digital services capabilities, performance and reliability, responsiveness to customer needs, financial stability, corporate governance and competitive pricing of services. Accordingly, we rely on the following to compete effectively:
•investments to scale our digital services;
•our recruiting, training and retention model;
•our global delivery model;
•an entrepreneurial culture and approach to our work;
•a broad client referral base;
•investment in process improvement and knowledge capture;
•financial stability and good corporate governance;
•continued focus on responsiveness to client needs, quality of services and competitive prices; and
•project management capabilities and technical expertise.
Intellectual Property
We provide value to our clients based, in part, on our proprietary innovations, methodologies, software, reusable knowledge capital and other IP assets. We recognize the importance of IP and its ability to differentiate us from our competitors. We seek IP protection for many of our innovations and rely on a combination of patent, copyright and trade secret laws, confidentiality procedures and contractual provisions, to protect our IP. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, and domain names to protect our brands, including our Cognizant brand, which is one of our most valuable assets. We own or are licensed under a number of patents, trademarks and copyrights of varying duration, relating to our products and services. We also have policies requiring our associates to respect the IP rights of others. While our proprietary IP rights are important to our success, we believe our business as a whole is not materially dependent on any particular IP right or any particular group of patents, trademarks, copyrights or licenses, other than our Cognizant brand.
Cognizant® and other trademarks appearing in this report are registered trademarks or trademarks of Cognizant and its affiliates in the United States and other countries, or third parties, as applicable.
Workforce
We had approximately 289,500 employees at the end of 2020, with 43,500 in North America, 13,400 in Continental Europe, 6,800 in the United Kingdom and 225,800 in various other locations throughout the rest of the world, including 204,500 in India. This represents a decrease of 3,000 employees as compared to December 31, 2019. We utilize subcontractors to provide additional capacity and flexibility in meeting client demand, though the number of subcontractors has historically been immaterial relative to our employee headcount. We are not party to any significant collective bargaining agreements.

We balance the portion of our employees in the United States and other jurisdictions that rely on visas with consideration of the needs of our business to fulfill client demand and risks to our business from potential changes in immigration laws and regulations that may increase the costs associated with and ability to staff employees on visas to work in-country.
Engaging Our People
As a global professional services company, Cognizant competes on the basis of the knowledge, experience, insights, skills and talent of its employees and the value they can provide to our clients. We aim for our employees to feel motivated, engaged, and empowered to do their best work through careers they find meaningful. In a market where competition for skilled IT professionals is intense, we focus on the following:
•Advancing Diversity & Inclusion: We believe diversity and inclusion are at the heart of our ability to execute successfully and consistently over the long term. A diverse and inclusive workforce strengthens our ability to innovate and to understand our clients’ needs and aspirations.
Highlights from our diversity & inclusion efforts include:
–Our Global D&I organization is embedded within HR’s Talent & Transformation function to drive accountability through our people processes and systems;
–Global D&I training and programs;
–Progressive hiring policies, including a diverse candidate pipeline initiative to ensure a more diverse interview slate at the Vice President level and above; and
–Seven global affinity groups that welcome, nurture and provide safe spaces in which our employees can share their unique interests and aspirations.
Our 2020 engagement survey revealed that all genders are equally engaged, and that D&I gained the second-highest score improvement across categories.
•Rewarding and Recognizing High Performance: We aim to create a work environment where every person is inspired to achieve, driven to perform and rewarded for their contributions. We leverage regular, performance-based promotions and merit increases as one lever to engage high-performing talent. During the 2020 cycle, in line with our high performance culture, we were proud to promote employees across all levels and provide merit increases to a significant number of our employees.
We regularly monitor employee retention levels and continue to enhance our pay-for-performance approach to improve attrition rates. For the three months ended December 31, 2020, annualized attrition, including both voluntary and involuntary, was 19.0%. Attrition for the years ended December 31, 2020 and 2019, including both voluntary and involuntary, was 20.6% and 21.7%, respectively. Voluntary attrition normally constitutes the significant majority of our attrition. In 2020, we saw elevated levels of involuntary attrition due to our Fit for Growth Plan, including the exit from certain content-related services. We also saw a decrease in voluntary attrition from historic levels in the early stages of the COVID-19 pandemic. Both voluntary and involuntary attrition are weighted towards our more junior employees.
•Building New Skills: Clients count on us to know their industries, businesses, and technology environments, readily gain new digital skills and insights, and apply our knowledge to help them increase their competitiveness. We continually reskill and upskill our employees with a focus on building digital skills in areas such as IoT, AI, experience-driven software engineering and cloud.
From campus hire training for our entry-level workforce to providing capability assurance programs for professional practitioners, we offer a learning ecosystem for employees at all levels. This includes learning and development, access-from-anywhere learning platforms and a variety of content curation partnerships. Our talent development approach has been recognized by leading learning and development organizations, such as the Association for Talent Development, the Brandon Hall Group and the Learning and Performance Institute.
•Leadership Development & Talent Management: Cognizant continuously fosters and builds its pipeline of diverse, high-performing leaders who have the breadth and versatility to drive our growth. To do this, we focus on engaging all levels of senior talent and enabling their success through continuous assessment and high impact development opportunities.

Highlights include:
–Targeted talent programs for key pools that include various training opportunities, digital leadership programs and custom leadership development initiatives;
–Fast-tracking high-performing and high-potential leadership talent through personalized assessments, executive coaching and executive education programs;
–Accelerating a diverse leadership pipeline through programs like Propel, an initiative focused on priming the next level of women leaders within Cognizant. In just two years, this program has helped us reach 500 women leaders globally through a cohort model supported by executive sponsors, part of our pledge to put 1,000 women through our leadership development program;
–Our LEAD@Cognizant partnership with Harvard University is a 4.5-month leadership capability program designed exclusively for Cognizant leaders to learn, practice and internalize how to set the course, connect the dots, inspire followership and deliver results through strategic alignment, collaboration and building high performing teams; and
–Periodic talent processes such as talent reviews of our top 4,000 employees at Director level and above, aimed at helping individuals develop in role and prepare for the future, while strengthening our leadership pipeline overall.
•Supporting Well-Being at Work and Home: We offer benefits to care for the diverse needs of our associates and keep them feeling resilient, innovative and engaged. These include total compensation programs, health benefits, overall well-being and family care, tax savings programs, income protection and financial planning resources. As we continue to face evolving environmental and health challenges, we continually review and enhance our offerings to improve the competitiveness of our total compensation programs, including our health benefit offerings.
Highlights include:
–In 2020, we launched WorkFlex, a program to provide employees greater flexibility to complete their required hours outside their standard schedule or to transition to a part-time schedule to accommodate personal priorities;
–We offer a variety of benefits to support employee mental health, including a robust Employee Assistance Program. In the United States, we also provide access to third party mental health platforms, including Ginger and eMindful; and
–Cognizant has crisis management protocols that are mobilized to protect employee health and safety when necessary. When the COVID-19 pandemic began, our crisis team responded quickly to close and modify offices to meet health and safety protocols, support the transition to working from home, and liaise with employees regarding various concerns.
•Measuring and Enhancing Engagement: We regularly assess employee sentiment through third-party engagement surveys. In 2020, 72% of our people participated in the survey. After each survey, we develop and communicate clear action plans to continue to build on our strengths and address shortfalls.
Governmental Regulation and Environmental Matters
As a result of the size, breadth and geographic diversity of our business, our operations are subject to a variety of laws and regulations in the jurisdictions in which we operate, including with respect to import and export controls, temporary work authorizations or work permits and other immigration laws, content requirements, trade restrictions, tariffs, taxation, anti-corruption, the environment, government affairs, internal and disclosure control obligations, data privacy, intellectual property, employee and labor relations. For additional information, see Part I, Item 1A. Risk Factors.

Information About Our Executive Officers
The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Brian Humphries (1)	47	Chief Executive Officer	2019
Jan Siegmund (2)	56	Chief Financial Officer	2020
Robert Telesmanic (3)	54	Senior Vice President, Controller and Chief Accounting Officer	2017
Becky Schmitt (4)	47	Executive Vice President, Chief People Officer	2020
Malcolm Frank (5)	54	Executive Vice President and President, Digital Business & Technology	2021
Balu Ganesh Ayyar (6)	59	Executive Vice President and President, Digital Business Operations	2019
Greg Hyttenrauch (7)	53	Executive Vice President and President, North America	2021
Ursula Morgenstern (8)	55	Executive Vice President and President, Global Growth Markets	2020
Andrew Stafford (9)	56	Executive Vice President, Head of Global Delivery	2020

(1)Brian Humphries has been our Chief Executive Officer and a member of the Board of Directors since April 2019. Prior to joining Cognizant, he served as Chief Executive Officer of Vodafone Business, a division of Vodafone Group, from 2017 until 2019. Mr. Humphries joined Vodafone from Dell Technologies where he served as President and Chief Operating Officer of Dell’s Infrastructure Solutions Group from 2016 to 2017, President of Dell’s Global Enterprise Solutions from 2014 to 2016, and Vice President and General Manager, EMEA Enterprise Solutions from 2013 to 2014. Before joining Dell, Mr. Humphries was with Hewlett-Packard where his roles from 2008 to 2013 included Senior Vice President, Emerging Markets, Senior Vice President, Strategy and Corporate Development, and Chief Financial Officer of HP Services. The early part of his career was spent with Compaq and Digital Equipment Corporation. Mr. Humphries brings to the Board extensive leadership and global operations management experience from having served at public companies in the technology sector. He holds a bachelor’s degree in Business Administration from the University of Ulster, Northern Ireland.
(2)Jan Siegmund has been our Chief Financial Officer since September 2020. Prior to joining Cognizant, Mr. Siegmund spent over 19 years with Automatic Data Processing (ADP), where he served as Corporate Vice President and Chief Financial Officer from 2012 to 2019 and Chief Strategy Officer and President of the Added Value Services Division from 1999 to 2012. He began his career at McKinsey & Company as a Senior Engagement Manager. Mr. Siegmund is a member of the Board of Directors of The Western Union Company, where he is Chair of the Audit Committee. He holds a master’s degree in Industrial Engineering from Technical University Karlsruhe, Germany, a master’s degree in Economics from the University of California, Santa Barbara and a doctorate in Economics from Technical University of Dresden, Germany.
(3)Robert Telesmanic has been our Senior Vice President, Controller and Chief Accounting Officer since January 2017, a Senior Vice President since 2010 and our Corporate Controller since 2004. Prior to that, he served as our Assistant Corporate Controller from 2003 to 2004. Prior to joining Cognizant, Mr. Telesmanic spent over 14 years with Deloitte & Touche LLP. Mr. Telesmanic has a Bachelor of Science degree from New York University and an MBA degree from Columbia University.
(4)Becky Schmitt has been our Executive Vice President, Chief People Officer since February 2020. Prior to joining Cognizant, Ms. Schmitt was the Chief People Officer of Sam’s Club, a division of Walmart, Inc. from October 2018 through January 2020. Prior to that, she served as SVP, Chief People Officer, US eCommerce & Corporate Functions for Walmart from October 2016 through September 2018 and as VP, HR - Technology from February 2016 until October 2016. Prior to joining Walmart, Ms. Schmitt spent over 20 years with Accenture plc in various human resources roles, culminating in her role as HR Managing Director, North America Business from March 2014 through February 2016. Ms. Schmitt has served as a Board Member at Large for the Girl Scouts National Board since 2017. Ms. Schmitt has a Bachelor of Arts degree from University of Michigan, Ann Arbor.
(5)Malcolm Frank has been our Executive Vice President and President, Digital Business & Technology since January 2021. Prior to that, he served as Executive Vice President and President, Digital Business from May 2019 to January 2021, as our Executive Vice President and President, Strategy and Marketing at Cognizant from 2012 to May 2019 and as our Senior Vice President of Strategy and Marketing from 2005 to 2012. Prior to joining Cognizant in 2005, Mr. Frank was a founder and the President and Chief Executive Officer of CXO Systems, Inc., an independent software vendor providing dashboard solutions for senior managers, a founder and the President, Chief Executive Officer and Chairman of NerveWire Inc., a management consulting and systems integration firm, and a founder and executive officer at Cambridge Technology Partners, an information technology professional services firm. Mr. Frank has served on the Board of Directors of Factset Research Systems Inc. since June 2016, where he is a member of the Compensation Committee. He is also a member of the Board of Directors of the US-India Strategic Partnership Forum since May 2018. Mr. Frank has a Bachelor of Arts degree in Economics from Yale University.
(6)Balu Ganesh Ayyar has been our Executive Vice President and President, Digital Business Operations since August 2019. Prior to joining Cognizant, Mr. Ayyar was the CEO of Mphasis, a global IT services company listed in India, from 2009 to 2017. Prior to Mphasis, Mr. Ayyar spent nearly two decades with Hewlett-Packard, holding a variety of leadership roles across multiple geographies.
(7)Greg Hyttenrauch has been our Executive Vice President and President, North America since January 2021. Prior to that he served as our Executive Vice President and President, Cognizant Digital Systems & Technology from December 2019 to January 2021. Prior to joining Cognizant, Mr. Hyttenrauch served as Director, Global Cloud and Security Services for Vodafone from October 2015 to November 2019. Prior to Vodafone, Mr. Hyttenrauch held a variety of senior leadership positions at Capgemini from 2008 to 2015, including Deputy CEO, Global Infrastructure Services, and Global Sales Officer and CEO of the UK and Nordic Outsourcing Business Unit. Before joining Capgemini, Mr. Hyttenrauch held positions with CSC and EDS. He began his career with 13 years in the Canadian military, rising to the rank of captain. Mr. Hyttenrauch holds a bachelor’s degree in Mechanical Engineering from the Royal Military College of Canada and an MBA in International Management from the University of Ottawa.
(8)Ursula Morgenstern has been Cognizant’s Executive Vice President and President, Global Growth Markets, which covers all of Cognizant’s markets outside of North America, since December 2020. Prior to joining Cognizant, Ms. Morgenstern spent 16 years with Atos, a multinational IT services and consulting company in various management roles from 2004 to 2020, most recently as Head of Atos Central Europe from April 2020 to October 2020, CEO of Atos Germany from March 2018 to October 2020, and Global Head of Business and Platform Solutions from July 2015 to February 2018. Before Atos, Ms. Morgenstern was a partner with KPMG from 1998 to 2002. Her other previous roles include General Manager of K&V Information Systems from 1996 to 1998 and Project Manager for Kiefer & Veittinger from 1991 to 1996. She holds a bachelor’s degree in Business Management from the University of Mannheim and an MBA from York University (Toronto).
(9)Andrew (Andy) Stafford has been our Head of Global Delivery since July 2020. Prior to joining Cognizant, he held a variety of executive positions, including Group Chief Operating Officer of Computacenter PLC from July 2017 to November 2018, and was Global Head of Services and Delivery for Unisys Inc. from April 2016 to May 2017. Mr. Stafford also spent nearly two decades with Accenture, first from 1988 to 1997 and then again from 2005 to 2013, in various leadership roles, the most recent being Senior Managing Director (Global Lead) from July 2012 to November 2013 and Managing Director of the Asia Pacific Region from 2009 to 2012. In between stints at Accenture, he was the Chief Operating Officer at Xchanging from September 2001 to November 2003, Chief Technology Officer at Virgin.com from September 2000 to March 2001, and he also spent time at Deloitte Consulting and Computacenter PLC. He holds a bachelor's degree in Electrical Engineering and Electronics from the University of Manchester Institute of Science and Technology in Manchester, England.
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
Available Information
We make available the following public filings with the SEC free of charge through our website at www.cognizant.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC:
•our Annual Reports on Form 10-K and any amendments thereto;
•our Quarterly Reports on Form 10-Q and any amendments thereto; and
•our Current Reports on Form 8-K and any amendments thereto.
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
Risks Related to our Business and Operations
Our results of operations could be adversely affected by economic and political conditions globally and in particular in the markets in which our clients and operations are concentrated.
Global macroeconomic conditions have a significant effect on our business as well as the businesses of our clients. Volatile, negative or uncertain economic conditions could cause our clients to reduce, postpone or cancel spending on projects with us and could make it more difficult for us to accurately forecast client demand and have available the right resources to profitably address such client demand. Clients may reduce demand for services quickly and with little warning, which may cause us to incur extra costs where we have employed more personnel than client demand supports.
Our business is particularly susceptible to economic and political conditions in the markets where our clients or operations are concentrated. Our revenues are highly dependent on clients located in the United States and Europe, and any adverse economic, political or legal uncertainties or adverse developments, including due to the uncertainty related to the potential economic and regulatory impacts of the United Kingdom's exit from the European Union, may cause clients in these geographies to reduce their spending and materially adversely impact our business. Many of our clients are in the financial services and healthcare industries, so any decrease in growth or significant consolidation in these industries or regulatory policies that restrict these industries may reduce demand for our services. Economic and political developments in India, where a significant majority of our operations and technical personnel are located, or in other countries where we maintain delivery operations, may also have a significant impact on our business and costs of operations. As a developing country, India has experienced and may continue to experience high inflation and wage growth, fluctuations in gross domestic product growth and volatility in currency exchange rates, any of which could materially adversely affect our cost of operations. Additionally, we benefit from governmental policies in India that encourage foreign investment and promote the ease of doing business, such as tax incentives, and any change in policy or circumstances that results in the elimination of such benefits or degradation of the rule of law, or imposition of new adverse restrictions or costs on our operations could have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic has had a significant and continuing adverse impact upon, and this or other pandemics may have a material adverse impact upon, our business, liquidity, results of operations and financial condition.
The ongoing global COVID-19 pandemic has caused and continues to cause significant loss of life and interruption to the global economy and has resulted in the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, including through business and transportation shutdowns and restrictions on people’s movement and congregation. Among other things, many of our and our clients’ offices have been closed and employees have been working from home and many consumer-facing businesses have closed or are operating at a significantly reduced level to observe various social distancing requirements and government-mandated closures. The overall result has been a dramatic reduction in activity in the global economy, a reduction in demand for many products and services and significant adverse impacts to the financial markets, including the trading price of our common stock in the past and potentially in the future.
The COVID-19 pandemic has had a significant and continuing adverse impact upon, and this or other pandemics may have a material adverse impact upon, our business, liquidity, results of operations and financial condition, including as a result of the following:
•Reduced client demand for services – The vast majority of our business is with clients in the United States, the United Kingdom and other countries in Europe, all regions that have been hard hit by the pandemic. The COVID-19 pandemic has reduced, and other future pandemics could reduce, demand for our services, particularly in regions that have been hit hard by the pandemic and from clients in the retail, consumer goods, travel and hospitality, and communications and media industries, and is likely to continue to result in reduced demand for our services as clients across many industries face reduced demand for their products and services. Among other things, some of our clients have postponed, cancelled or scaled-back existing projects and not entered into or reduced the scope of potential projects, and may continue to do so.
•Client pricing pressure, payment term extensions and insolvency risk – As clients face reduced demand for their products and services, reduce their business activity and face increased financial pressure on their businesses, we have faced and may continue to face downward pressure on our pricing and gross margins due to pricing concessions to clients and requests from clients to extend payment terms. In addition, some of our clients have requested and may continue to request extended payment terms, which may have an adverse effect on our cash flows from operations. We may also face a significantly elevated risk of client insolvency, bankruptcy or liquidity challenges where we may perform services and incur expenses for which we are not paid.
•Delivery challenges – Due to the closures of many of our and our clients’ facilities, including as a result of various orders from national, state or local governments, we have faced and may continue to face, in the near term or in future pandemics, challenges in delivering services to our clients and satisfying contractually agreed upon service levels. The pandemic, particularly in India, but also in the Philippines and other countries where we have near-shore or offshore delivery operations for clients, as well as our in-country offices and offices of clients where our associates may normally work, has impacted and may continue to impact our ability to deliver services to clients. Our work-from-home arrangements for many of our employees may increase our exposure to security breaches or cyberattacks. The ransomware attack we were subject to in April 2020 compounded the challenges we faced in enabling work-from-home arrangements and resulted in setbacks and delays to such efforts. A significant worsening of the pandemic, particularly in India, or another security incident during the pandemic, could materially impair our ability to deliver services to clients to an extent that may have a material adverse impact to our business, liquidity, results of operations and financial condition.
•Increased costs – We face increased costs from the pandemic, including as a result of mitigation efforts such as enabling increased work-from-home capabilities and additional health and safety measures.
•Diversion of and strain on management and other corporate resources – Addressing the significant personal and business challenges presented by the pandemic, including various business continuity measures and the need to enable work-from-home arrangements for many of our associates, has demanded significant management time and attention and strained other corporate resources, and is expected to continue to do so. Among other things, this may adversely impact our client and associate development and our ability to execute our strategy and various transformation initiatives.
•Reduced employee morale and productivity – The significant personal and business challenges presented by a pandemic, including the COVID-19 pandemic, such as the potentially life-threatening health risks to employees and their families and friends, the closures of schools and the unavailability of various services our employees may rely upon, such as childcare, have been and may be a cause of employee morale concerns and may adversely impact employee productivity.
The COVID-19 pandemic continues to evolve. The ultimate extent to which the pandemic impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the delivery and effectiveness of vaccines, future mutations of the COVID-19 virus and any resulting impact on the effectiveness of vaccines, the duration and extent of the pandemic and waves of infection, travel restrictions and social distancing, the duration and extent of business closures and business disruptions and the effectiveness of actions taken to contain, treat and prevent the disease. If we or our clients experience prolonged shutdowns or other business disruptions, our business, liquidity, results of operations, financial condition and the trading price of our common stock may be materially adversely affected, and our ability to access the capital markets may be limited.
If we are unable to attract, train and retain skilled employees to satisfy client demand, including highly skilled technical personnel and personnel with experience in key digital areas, as well as senior management to lead our business globally, our business and results of operations may be materially adversely affected.
Our success is dependent, in large part, on our ability to keep our supply of skilled employees, including project managers, IT engineers and senior technical personnel, in particular those with experience in key digital areas, in balance with client demand around the world and on our ability to attract and retain senior management with the knowledge and skills to lead our business globally. Each year, we must hire tens of thousands of new employees and reskill, retain, and motivate our workforce of hundreds of thousands of employees with diverse skills and expertise in order to serve client demands across the globe, respond quickly to rapid and ongoing technological, industry and macroeconomic developments and grow and manage our business. We also must continue to maintain an effective senior leadership team that, among other things, is effective in executing on our strategic goals and growing our digital business. The loss of senior executives, or the failure to attract, integrate and retain new senior executives as the needs of our business require, could have a material adverse effect on our business and results of operations.
Competition for skilled labor is intense and, in some jurisdictions and service areas in which we operate and, in particular, in key digital areas, there are more open positions than qualified persons to fill these positions. Our business has experienced and may continue to experience significant employee attrition, which may cause us to incur increased costs to hire new employees with the desired skills. Costs associated with recruiting and training employees are significant. If we are unable to hire or deploy employees with the needed skillsets or if we are unable to adequately equip our employees with the skills needed, this could materially adversely affect our business. Additionally, if we are unable to maintain an employee environment that is competitive and appealing, it could have an adverse effect on engagement and retention, which may materially adversely affect our business.
We face challenges related to growing our business organically as well as inorganically through acquisitions, and we may not be able to achieve our targeted growth rates.
Achievement of our targeted growth rates requires continued significant organic growth of our business as well as inorganic growth through acquisitions. To achieve such growth, we must, among other things, continue to significantly expand our global operations, increase our product and service offerings, in particular with respect to digital, and scale our infrastructure to support such business growth. Continued business growth increases the complexity of our business and places significant strain on our management, employees, operations, systems, delivery, financial resources, and internal financial control and reporting functions, which we will have to continue to develop and improve to sustain such growth. We must continually recruit and train new employees, retain and reskill, as necessary, existing sales, technical, finance, marketing and management employees with the knowledge, skills and experience that our business model requires and effectively manage our employees worldwide to support our culture, values, strategies and goals. Additionally, we expect to continue pursuing strategic and targeted acquisitions and investments to enhance our offerings of services and solutions or to enable us to expand our talent, experience and capabilities in key digital areas or in particular geographies or industries. We may not be successful in identifying suitable opportunities, completing targeted transactions or achieving the desired results, and such opportunities may divert our management's time and focus away from our core business. We may face challenges in effectively integrating acquired businesses into our ongoing operations and in assimilating and retaining employees of those businesses into our culture and organizational structure. If we are unable to manage our growth effectively, complete acquisitions of the number, magnitude and nature we have targeted, or successfully integrate any acquired businesses into our operations, we may not be able to achieve our targeted growth rates or improve our market share, profitability or competitive position generally or in specific markets or services.
We may not be able to achieve our profitability goals and maintain our capital return strategy.
Our goals for profitability and capital return rely upon a number of assumptions, including our ability to improve the efficiency of our operations and make successful investments to grow and further develop our business. Our profitability depends on the efficiency with which we run our operations and the cost of our operations, especially the compensation and benefits costs of our employees. We have incurred, and may continue to incur, substantial costs related to implementing our strategy to optimize such costs, and we may not realize the ultimate cost savings that we expect. We may not be able to efficiently utilize our employees if increased regulation, policy changes or administrative burdens of immigration, work visas or client worksite placement prevents us from deploying our employees on a timely basis, or at all, to fulfill the needs of our clients. Increases in wages and other costs may put pressure on our profitability. Fluctuations in foreign currency exchange rates can also have adverse effects on our revenues, income from operations and net income when items denominated in other currencies are translated or remeasured into U.S. dollars for presentation of our consolidated financial statements. We have entered into foreign exchange forward contracts intended to partially offset the impact of the movement of the exchange rates on future operating costs and to mitigate foreign currency risk on foreign currency denominated net monetary assets. However, the hedging strategies that we have implemented, or may in the future implement, to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks. We are particularly susceptible to wage and cost pressures in India and the exchange rate of the Indian rupee relative to the currencies of our client contracts due to the fact that the substantial majority of our employees are in India while our contracts with clients are typically in the local currency of the country where our clients are located. If we are unable to improve the efficiency of our operations, our operating margin may decline and our business, results of operations and financial condition may be materially adversely affected. Failure to achieve our profitability goals could adversely affect our business, financial condition and results of operations.
With respect to capital return, our ability and decisions to pay dividends and repurchase shares depend on a variety of factors, including the cash flow generated from operations, our cash and investment balances, our net income, our overall liquidity position, potential alternative uses of cash, such as acquisitions, and anticipated future economic conditions and financial results. Failure to maintain our capital return strategy may adversely impact our reputation with shareholders and shareholders’ perception of our business and the trading price of our common stock.
Our failure to meet specified service levels or milestones required by certain of our client contracts may result in our client contracts being less profitable, potential liability for penalties or damages or reputational harm.
Many of our client contracts include clauses that tie our compensation to the achievement of agreed-upon performance standards or milestones. Failure to satisfy these requirements could significantly reduce our fees under the contracts, increase the cost to us of meeting performance standards or milestones, delay expected payments, subject us to potential damage claims under the contract terms or harm our reputation. The use of new technologies in our offerings can expose us to additional risks if those technologies fail to work as predicted, which could lead to cost overruns, project delays, financial penalties, or damage to our reputation. Clients also often have the right to terminate a contract and pursue damage claims for serious or repeated failure to meet these service commitments. Some of our contracts provide that a portion of our compensation depends on performance measures such as cost-savings, revenue enhancement, benefits produced, business goals attained and adherence to schedule. These goals can be complex and may depend on our clients’ actual levels of business activity or may be based on assumptions that are later determined not to be achievable or accurate. As such, these provisions may increase the variability in revenues and margins earned on those contracts and have in the past, and could in the future, result in significant losses on such contracts.
We face intense and evolving competition and significant technological advances that our service offerings must keep pace with in the rapidly changing markets we compete in.
The markets we serve and operate in are highly competitive, subject to rapid change and characterized by a large number of participants, as described in “Part I, Item 1. Business-Competition.” In addition to large, global competitors, we face competition in many geographic markets from numerous smaller, local competitors that may have more experience with operations in these markets, have well-established relationships with our desired clients, or be able to provide services and solutions at lower costs or on terms more attractive to clients than we can. Consolidation activity may also result in new competitors with greater scale, a broader footprint or vertical integration that makes them more attractive to clients as a single provider of integrated products and services. In addition, concurrent use by many clients of multiple professional service providers means that we are required to be continually competitive on the quality, scope and pricing of our offerings or face a reduction or elimination of our business.
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
We face legal, reputational and financial risks if we fail to protect client and/or Cognizant data from security breaches and/or cyberattacks.
In order to provide our services and solutions, we depend on global information technology networks and systems, to process, transmit, host and securely store electronic information (including our confidential information and the confidential information of our clients) and to communicate among our locations around the world and with our clients, suppliers and partners. Security breaches, employee malfeasance, or human or technological error create risks of shutdowns or disruptions of our operations and potential unauthorized access and/or disclosure of our or our clients’ sensitive data, which in turn could jeopardize projects that are critical to our operations or the operations of our clients’ businesses and have other adverse impacts on our business or the business of our clients.
Like other global companies, we and the clients and vendors we interact with face threats to data and systems, including by nation state threat actors, perpetrators of random or targeted malicious cyberattacks, computer viruses, malware, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate client information and cause system failures and disruptions. For example, in April 2020, we announced a security incident involving a Maze ransomware attack. The attack resulted in unauthorized access to certain data and caused significant disruption to our business.
A security compromise of our information systems, or of those of businesses with which we interact, that results in confidential information being accessed by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions, client attrition due to reputational concerns or otherwise, containment and remediation expenses, and claims brought by our clients or others for breaching contractual confidentiality and security provisions or data protection laws. Monetary damages imposed on us could be significant and may impose costs in excess of insurance policy limits or not be covered by our insurance at all. Techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems continuously evolve and may not immediately produce signs of intrusion, and we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that we expend substantial additional resources related to the security of our information systems, diverting resources from other projects and disrupting our businesses. Any remediation measures that we have taken or that we may undertake in the future in response to the security incident announced in April 2020 or other security threats may be insufficient to prevent future attacks.
We are required to comply with increasingly complex and changing data security and privacy regulations in the United States, the United Kingdom, the European Union and in other jurisdictions in which we operate that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. For example, the European Union’s General Data Protection Regulation has imposed stringent compliance obligations regarding the handling of personal data and has resulted in the issuance of significant financial penalties for noncompliance. In the United States, there have been proposals for federal privacy legislation and many new state privacy laws are on the horizon. Recently enacted legislation, such as the California Consumer Privacy Act, and its successor the California Privacy Rights Act that will go into effect on January 1, 2023, impose extensive privacy requirements on organizations governing personal information. Existing U.S. sectoral laws such as the Health Insurance Portability and Accountability Act also impose extensive privacy and security requirements on organizations operating in the healthcare industry, which we serve. Additionally, in India, the Personal Data Protection Bill, 2019 continues to make progress through the Indian Parliament. If enacted in its current form it would impose stringent obligations on the handling of personal data, including certain localization requirements for sensitive data. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our clients pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions, any of which could materially adversely affect our business operations and operating results.
If our risk management, business continuity and disaster recovery plans are not effective and our global delivery capabilities are impacted, our business and results of operations may be materially adversely affected and we may suffer harm to our reputation.
Our business model is dependent on our global delivery capabilities, which include coordination between our delivery centers in India, our other global and regional delivery centers, the offices of our clients and our associates worldwide. System failures, outages and operational disruptions may be caused by factors outside of our control, such as hostilities, political unrest, terrorist attacks, natural disasters (including events that may be caused or exacerbated by climate change), and public health emergencies and pandemics, such as the COVID-19 pandemic, affecting the geographies where our people, equipment and clients are located. For example, we have substantial global delivery operations in Chennai, India, a city that has experienced severe rains, flooding and droughts in recent years and is at significant risk of increasingly severe natural disasters in future years as a result of climate change. Our risk management, business continuity and disaster recovery plans may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of catastrophic events or longer term developments, such as the impacts of climate change. Any such disruption may result in lost revenues, a loss of clients and reputational damage, which would have an adverse effect on our business, results of operations and financial condition.
A substantial portion of our employees in the United States, United Kingdom, European Union and other jurisdictions rely on visas to work in those areas such that any restrictions on such visas or immigration more generally or increased costs of obtaining such visas or increases in the wages we are required to pay associates on visas may affect our ability to compete for and provide services to clients in these jurisdictions, which could materially adversely affect our business, results of operations and financial condition.
A substantial portion of our employees in the United States and in many other jurisdictions, including countries in Europe, rely upon temporary work authorization or work permits, which makes our business particularly vulnerable to changes and variations in immigration laws and regulations, including written changes and policy changes to the manner in which the laws and regulations are interpreted or enforced, and potential enforcement actions and penalties that might cause us to lose access to such visas. The political environment in the United States, the United Kingdom and other countries in recent years has included significant support for anti-immigrant legislation and administrative changes. Many of these recent changes have resulted in, and various proposed changes may result in, increased difficulty in obtaining timely visas that could impact our ability to staff projects, including as a result of visa application rejections and delays in processing applications, and significantly increased costs for us in obtaining visas or as a result of prevailing wage requirements for our associates on visas. For example, in the United States, the prior administration adopted a number of policy changes and executive orders designed to limit immigration and the ability of immigrants to be employed, including increased scrutiny of the issuance of new and the renewal of existing H-1B visa applications and the placement of H-1B visa workers on third party worksites, increases to the prevailing wage requirements that set a minimum level of compensation for visa holders and, for entities where more than 50% of the workers in the United States hold H-1B and L-1 visas, increases in the visa costs for such entities. While a number of these policy changes and executive orders were stayed by the courts, the current administration may continue to seek their implementation or the implementation of similar measures in the future and there continues to be political support for potential new laws and regulations that, if adopted, may have a material adverse impact on companies like ours that have a substantial percentage of our employees on visas. Our principal operating subsidiary in the United States had more than 50% of its employees on H-1B or L-1 visas as of December 31, 2020 and, as a result, may be subject to increased costs if any such laws, regulations, policy changes or executive orders go into effect. In the EU, many countries continue to implement new regulations to move into compliance with the EU Directive of 2014 to harmonize immigration rules for intracompany transferees in most EU member states and to facilitate the transfer of managers, specialists and graduate trainees both into and within the region. The changes have had significant impact on mobility programs and have led to new notification and documentation requirements for companies sending employees to EU countries. Recent changes or any additional adverse revisions to immigration laws and regulations in the jurisdictions in which we operate may cause us delays, staffing shortages, additional costs or an inability to bid for or fulfill projects for clients, any of which could have a material adverse effect on our business, results of operations and financial condition.
Legal, Regulatory and Legislative Risks
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
We provide services to clients and have operations in many parts of the world and in a wide variety of different industries, subjecting us to numerous, and sometimes conflicting, laws and regulations on matters as diverse as import and export controls, temporary work authorizations or work permits and other immigration laws, content requirements, trade restrictions, tariffs, taxation, anti-corruption laws (including the FCPA and the U.K. Bribery Act), the environment, government affairs, internal and disclosure control obligations, data privacy, intellectual property, employment and labor relations. We face significant regulatory compliance costs and risks as a result of the size and breadth of our business. For example, we may experience increased costs in 2021 and future years for employment and post-employment benefits in India as a result of the issuance of the Code in late 2020.
We are also subject to a wide range of potential enforcement actions, audits or investigations regarding our compliance with these laws or regulations in the conduct of our business, and any finding of a violation could subject us to a wide range of civil or criminal penalties, including fines, debarment, or suspension or disqualification from government contracting, prohibitions or restrictions on doing business, loss of clients and business, legal claims by clients and damage to our reputation.
We commit significant financial and managerial resources to comply with our internal control over financial reporting requirements, but we have in the past and may in the future identify material weaknesses or deficiencies in our internal control over financial reporting that cause us to incur incremental remediation costs in order to maintain adequate controls. As another example, in recent years we had to spend significant resources on conducting an internal investigation and cooperating with investigations by the DOJ and the SEC, both concluded in 2019, focused on whether certain payments relating to Company-owned facilities in India were made in violation of the FCPA and other applicable laws.
Governmental bodies, investors, clients and businesses are increasingly focused on ESG issues, which has resulted and may in the future continue to result in the adoption of new laws and regulations and changing buying practices. If we fail to keep pace with ESG trends and developments or fail to meet the expectations of our clients and investors, our reputation and business could be adversely impacted.
Changes in tax laws or in their interpretation or enforcement, failure by us to adapt our corporate structure and intercompany arrangements to achieve global tax efficiencies or adverse outcomes of tax audits, investigations or proceedings could have a material adverse effect on our effective tax rate, results of operations and financial condition.
The interpretation of tax laws and regulations in the many jurisdictions in which we operate and the related tax accounting principles are complex and require considerable judgment to determine our income taxes and other tax liabilities worldwide. Tax laws and regulations affecting us and our clients, including applicable tax rates, and the interpretation and enforcement of such laws and regulations are subject to change as a result of economic, political and other factors, and any such changes or changes in tax accounting principles could increase our effective worldwide income tax rate and have a material adverse effect on our net income and financial condition. We routinely review and update our corporate structure and intercompany arrangements, including transfer pricing policies, consistent with applicable laws and regulations, to align with our evolving business operations and provide global tax efficiencies across the numerous jurisdictions, such as the United States, India and the United Kingdom, in which we operate. Failure to successfully adapt our corporate structure and intercompany arrangements to align with our evolving business operations and achieve global tax efficiencies may increase our worldwide effective tax rate and have a material adverse effect on our earnings and financial condition.
The following are several examples of changes in tax laws that may impact us:
•The Tax Reform Act was enacted in December 2017 and made a number of significant changes to the corporate tax regime in the United States. The U.S. Treasury department continues to issue proposed and final regulations which modify relevant aspects of the new tax regime.
•In December 2019, the Government of India enacted the India Tax Law effective retroactively to April 1, 2019 that enables Indian companies to elect to be taxed at a lower income tax rate of 25.17% as compared to the current rate of 34.94%. Once a company elects into the lower income tax rate, that company may not benefit from any tax holidays associated with SEZs and certain other tax incentives, including MAT carryforwards, and may not reverse its election. As of December 31, 2020, we had deferred income tax assets related to the MAT carryforwards of $98 million. See Note 11 to our consolidated financial statements. Our current intent is to elect into the new tax regime once our MAT carryforwards are fully or substantially utilized. Our intent is based on a number of current assumptions and financial projections, and if our intent were to change and we were to opt into the new tax regime at an earlier time, the write-off of any remaining MAT deferred tax assets may materially increase our provision for income taxes and effective income tax rate and decrease our EPS, while the loss of the benefit of the MAT carryforwards may increase our cash tax payments.
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
Our client engagements expose us to significant potential legal liability and litigation expense if we fail to meet our contractual obligations or otherwise breach obligations to third parties or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. For example, third parties could claim that we or our clients, whom we typically contractually agree to indemnify with respect to the services and solutions we provide, infringe upon their IP rights. Any such claims of IP infringement could harm our reputation, cause us to incur substantial costs in defending ourselves, expose us to considerable legal liability or prevent us from offering some services or solutions in the future. We may have to engage in legal action to protect our own IP rights, and enforcing our rights may require considerable time, money and oversight, and existing laws in the various countries in which we provide services or solutions may offer only limited protection.
We also face considerable potential legal liability from a variety of other sources. Our acquisition activities have in the past and may in the future be subject to litigation or other claims, including claims from employees, clients, stockholders, or other third parties. We have also been the subject of a number of putative securities class action complaints and putative shareholder derivative complaints relating to the matters that were the subject of our now concluded internal investigation into potential violations of the FCPA and other applicable laws, and may be subject to such legal actions for these or other matters in the future. See "Part I, Item 3. Legal Proceedings" for more information. We establish reserves for these and other matters when a loss is considered probable and the amount can be reasonably estimated; however, the estimation of legal reserves and possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation, and the actual losses arising from particular matters may exceed our estimates and materially adversely affect our results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We have sales and marketing offices, innovation labs, and digital design and consulting centers in major business markets, including New York, London, Paris, Melbourne, Singapore, and Sao Paulo, among others, which are used to deliver services to our clients across all four of our business segments. In total, we have offices and operations in more than 85 cities and 35 countries around the world, with our worldwide headquarters located in a leased facility in Teaneck, New Jersey in the United States.
We utilize a global delivery model with delivery centers worldwide, including in-country, regional and global delivery centers. We have over 31 million square feet of owned and leased facilities for our delivery centers. Our largest delivery center presence is in India - Chennai (10 million square feet), Hyderabad (4 million square feet), Pune (3 million square feet), Bangalore (3 million square feet) and Kolkata (3 million square feet) - representing 88% of our total delivery centers on a square-foot basis. We also have a significant number of delivery centers in other countries, including the United States, Philippines, Canada, Mexico and countries throughout Europe.
We believe our current facilities are adequate to support our operations in the immediate future, and that we will be able to obtain suitable additional facilities on commercially reasonable terms as needed.
Item 3. Legal Proceedings
See Note 15 to our consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock trades on the Nasdaq Stock Market under the symbol “CTSH”. As of December 31, 2020, the approximate number of holders of record of our Class A common stock was 114 and the approximate number of beneficial holders of our Class A common stock was 342,100.
Cash Dividends
During 2020, we paid quarterly cash dividends of $0.22 per share, or $0.88 per share in total for the year. In February 2021, our Board of Directors approved a $0.02 increase to our quarterly cash dividends and the Company's declaration of a $0.24 per share dividend with a record date of February 18, 2021 and a payment date of February 26, 2021. We intend to continue to pay quarterly cash dividends in accordance with our capital return plan. Our ability and decisions to pay future dividends depend on a variety of factors, including our cash flow generated from operations, cash and investment balances, net income, overall liquidity position, potential alternative uses of cash, such as acquisitions, and anticipated future economic conditions and financial results.
Issuer Purchases of Equity Securities
Our stock repurchase program, as amended by our Board of Directors in December 2020, allows for the repurchase of up to $9.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan or in private transactions, including through ASR agreements entered into with financial institutions, in accordance with applicable federal securities laws. The repurchase program does not have an expiration date. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to 10b5-1 Plan, and will depend upon market conditions and other factors.
During the three months ended December 31, 2020, we repurchased $721 million of our Class A common stock under our stock repurchase program. The following table sets out the stock repurchase activity under our stock repurchase program during the fourth quarter of 2020 and the approximate dollar value of shares that may yet be purchased under the program as of December 31, 2020.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
October 1, 2020 - October 31, 2020	5,800,000	$72.56	5,800,000	$1,115
November 1, 2020 - November 30, 2020	1,700,000	76.77	1,700,000	984
December 1, 2020 - December 31, 2020	2,122,590	79.85	2,122,590	2,815
Total	9,622,590	$74.91	9,622,590
We regularly purchase shares in connection with our stock-based compensation plans as shares of our Class A common stock are tendered by employees for payment of applicable statutory tax withholdings. For the three months ended December 31, 2020, we purchased 0.2 shares at an aggregate cost of $18 million in connection with employee tax withholding obligations.

Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index, Nasdaq-100 Index, S&P 500 Information Technology Index and a Peer Group Index (capitalization weighted) for the period beginning December 31, 2015 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)
Among Cognizant, the S&P 500 Index, the Nasdaq-100 Index, the S&P 500 Information Technology Index(3)
and a Peer Group Index(3) (Capitalization Weighted)

Comparison of Cumulative Five Year Total Return
$350
$300
$250
$200
$150
$100
$50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Peer Group
Nasdaq 100 Index
Cognizant Technology Solutions Corporation
S&P 500 Information Technology Index
S&P 500 Index

Company / Index	Base Period 12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Cognizant Technology Solutions Corp	$100	$93.35	$119.09	$107.59	$106.43	$142.54
S&P 500 Index	100	111.96	136.40	130.42	171.49	203.04
Nasdaq-100 Index	100	105.89	139.26	137.81	190.13	280.59
S&P 500 Information Technology Index	100	113.85	158.06	157.60	236.86	340.83
Peer Group	100	104.72	132.79	128.54	168.92	230.02

(1)Graph assumes $100 invested on December 31, 2015 in our Class A common stock, the S&P 500 Index, the Nasdaq-100 Index, the S&P 500 Information Technology Index and the Peer Group Index (capitalization weighted).
(2)Cumulative total return assumes reinvestment of dividends.
(3)We have constructed a Peer Group Index of other information technology consulting firms. Our peer group consists of Accenture plc., DXC Technology, EPAM Systems Inc., ExlService Holdings Inc., Genpact Limited, Infosys Ltd., Wipro Ltd. and WNS (Holdings) Limited. Beginning in 2020, we have included the S&P 500 Information and Technology Index in our comparison of total return. This index will replace our Peer Group and the Nasdaq-100 Index in future filings as the S&P 500 Information and Technology index is more representative of the broader technology sector in which we operate.

Item 6. Selected Financial Data
[Reserved]
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
Cognizant is one of the world’s leading professional services companies, engineering modern business for the digital era. Our services include digital services and solutions, consulting, application development, systems integration, application testing, application maintenance, infrastructure services and business process services. Digital services have become an increasingly important part of our portfolio, aligning with our clients' focus on becoming data-enabled, customer-centric and differentiated businesses. We are focused on continued investment in four key areas of digital: IoT, AI, experience-driven software engineering and cloud. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers.
The global COVID-19 pandemic has caused and is continuing to cause significant loss of life and interruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. In response to COVID-19, we have prioritized the safety and well-being of our employees, business continuity for our clients, and supporting the efforts of governments around the world to contain the spread of the virus. In light of our commitment to help our clients as they navigate unprecedented business challenges while protecting the safety of our employees, we have taken numerous steps, and may continue to take further actions, to address the COVID-19 pandemic. We have been working closely with our clients to support them as they implemented their contingency plans, helping them access our services and solutions remotely. We also undertook a significant effort to enable our employees to work from home by providing them with computer and Internet accessibility equipment while seeking to maintain appropriate security protocols. Despite these efforts, in the first half of 2020 we experienced some delays in project fulfillment as delivery, particularly in India and the Philippines, shifted to work-from-home in response to the pandemic. Additionally, as a result of the ongoing pandemic, we experienced reduced client demand, project deferrals, furloughs, and temporary rate concessions, which adversely affected revenues across all of our business segments in 2020. For the year ended December 31, 2020, we incurred $65 million of costs in response to the COVID-19 pandemic, including certain costs incurred to enable our employees to work remotely.
In 2020, we incurred costs related to the execution of our multi-year 2020 Fit for Growth Plan aimed at accelerating revenue growth. This plan refined our strategic focus and launched a series of measures to improve our operational and commercial models and optimize our cost structure in order to partially fund investments in key digital areas of IoT, AI, experience-driven software engineering and cloud and advance our growth agenda. The 2020 Fit for Growth Plan included our decision to exit certain content-related services that are not in line with our strategic vision for the Company. The optimization measures that were part of the 2020 Fit for Growth Plan resulted in total charges of $221 million, primarily related to severance and facility exit costs that are expected to generate an annualized savings run rate, before anticipated investments, of approximately $530 million in 2021. See Note 4 to our consolidated financial statements for additional information on these costs, which are reported in the caption "Restructuring charges" in our consolidated statements of operations. We do not expect to incur additional costs related to this plan. The COVID-19 pandemic may adversely impact our ability to realize the benefits of our strategy and various transformation initiatives, including the 2020 Fit for Growth Plan. See Part I, Item 1A. Risk Factors.
Our exit from certain content-related services negatively impacted our 2020 revenues by approximately $178 million within our Communications, Media and Technology segment in North America.
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
In March 2020, the Indian parliament enacted the Budget of India, which contained a number of provisions related to income tax, including a replacement of the DDT, previously due from the dividend payer, with a tax payable by the shareholder receiving the dividend. This provision reduced the tax rate applicable to us for cash repatriated from India. Following this change, during the first quarter of 2020, we limited our indefinite reinvestment assertion to India earnings accumulated in prior years. In July 2020, the U.S. Treasury Department and the IRS released final regulations, which became effective in September 2020, that reduced the tax applicable on our accumulated Indian earnings upon repatriation. As a result, during the third quarter of 2020, after a thorough analysis of the impact of these changes in law on the cost of earnings repatriation and considering our strategic decision to increase our investments to accelerate growth in various international markets and expand our global delivery footprint, we reversed our indefinite reinvestment assertion on Indian earnings accumulated in prior years and recorded a $140 million Tax on Accumulated Indian Earnings. The recorded income tax expense reflects the India withholding tax on unrepatriated Indian earnings, which were $5.2 billion as of December 31, 2019, net of applicable U.S. foreign tax credits. On October 28, 2020, our subsidiary in India remitted a dividend of $2.1 billion, which resulted in a net payment of $2.0 billion to its shareholders (non-Indian Cognizant entities), after payment of $106 million of India withholding tax.
On October 27, 2020, a jury returned a verdict in our favor in the amount of $854 million, including $570 million punitive damages, in our lawsuit with Syntel, which was initiated in 2015. We expect Syntel to appeal the decision and thus we will not record the gain in our financial statements until it becomes realizable. For more information, see Note 15 to our consolidated financial statements.
In the fourth quarter of 2020, we made an offer to settle and exit a large customer engagement in Financial Services in Continental Europe ("Proposed Exit"). The offer includes, among other terms, a proposed payment and the forgiveness of certain receivables. The 2020 impact of the Proposed Exit was a reduction of revenues of $118 million and additional expenses of $33 million, primarily related to the impairment of long-lived assets. The Proposed Exit negatively impacted each of our GAAP and Adjusted Diluted EPS by $0.27 for the year ended December 31, 2020. While the amounts recorded are based on our best estimate of the expected terms of the exit, the negotiations are ongoing and, as such, we may not reach an agreement or the final terms of the agreement that is reached may materially differ from those contemplated in our accounting. In either instance, there could be additional impacts to our statement of operations, financial condition and our cash flows.
2020 Financial Results
The following table sets forth a summary of our financial results for the years ended December 31, 2020 and 2019:

			Increase / Decrease
	2020	2019	$	%
	(Dollars in millions, except per share data)
Revenues	$16,652	$16,783	$(131)	(0.8)
Income from operations	2,114	2,453	(339)	(13.8)
Net income	1,392	1,842	(450)	(24.4)
Diluted EPS	2.57	3.29	(0.72)	(21.9)
Other Financial Information[1]
Adjusted Income From Operations	2,394	2,787	(393)	(14.1)
Adjusted Diluted EPS	3.42	3.99	(0.57)	(14.3)
Our financial results were negatively impacted by our exit from certain content-related services, the Proposed Exit, the ransomware attack and the COVID-19 pandemic. We continue to experience pricing pressure within our core portfolio of services as our clients optimize the cost of supporting their legacy systems and operations. At the same time, clients are adopting and integrating digital technologies and their demand for our digital services and solutions has continued to increase since the beginning of the COVID-19 pandemic as a result of increased demand for mobile workplace solutions, e-commerce, automation and AI and cybersecurity services and solutions.

1    Adjusted Income From Operations and Adjusted Diluted EPS are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

The following charts set forth revenues and change in revenues by business segment and geography for the year ended December 31, 2020 compared to the year ended December 31, 2019:

	Financial Services				Healthcare
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[2]	Revenues	$	%	CC %[2]
North America	$4,013	(124)	(3.0)	(3.0)	$4,181	34	0.8	0.8
United Kingdom	463	(21)	(4.3)	(4.7)	157	27	20.8	19.8
Continental Europe	629	(99)	(13.6)	(14.0)	434	93	27.3	24.0
Europe - Total	1,092	(120)	(9.9)	(10.3)	591	120	25.5	22.9
Rest of World	516	(4)	(0.8)	2.0	80	3	3.9	6.0
Total	$5,621	(248)	(4.2)	(4.0)	$4,852	157	3.3	3.1

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[2]	Revenues	$	%	CC %[2]
North America	$2,650	(28)	(1.0)	(1.0)	$1,737	(27)	(1.5)	(1.5)
United Kingdom	371	(9)	(2.4)	(3.0)	344	25	7.8	6.8
Continental Europe	413	(40)	(8.8)	(8.7)	177	8	4.7	2.1
Europe - Total	784	(49)	(5.9)	(6.1)	521	33	6.8	5.2
Rest of World	262	3	1.2	4.7	225	28	14.2	20.2
Total	$3,696	(74)	(2.0)	(1.7)	$2,483	34	1.4	1.6

Across all our business segments and regions, revenues were negatively impacted by the COVID-19 pandemic and the ransomware attack. Retail, consumer goods, travel and hospitality clients within our Products and Resources segment as well as communications and media clients in our Communications, Media and Technology segment were particularly adversely affected by the pandemic. Revenues in our Financial Services segment in our Continental Europe region were negatively impacted by $118 million due to the Proposed Exit. Additionally, we continued to see certain financial services and healthcare clients transition the support of some of their legacy systems and operations in-house. Revenue growth among our life sciences clients was driven by revenues from Zenith and increased demand for our services among pharmaceutical companies while revenues from our healthcare clients benefited from stronger software license sales. Our manufacturing, logistics, energy and utilities clients within our Products and Resources segment generated revenue growth due to our clients' continued adoption and integration of digital technologies. Revenues among our technology clients in our Communications, Media and Technology segment in the North America region were negatively impacted by approximately $178 million due to our exit from certain content-related services. We continue to see growing demand from our technology clients for other more strategic digital content services. Additionally, the year-over-year change in our revenues included 210 basis points of benefit from our recently completed acquisitions, including Collaborative Solutions, Zenith and Contino.
Our operating margin and Adjusted Operating Margin2 decreased to 12.7% and 14.4%, respectively, for the year ended December 31, 2020 from 14.6% and 16.6%, respectively, for the year ended December 31, 2019. Our GAAP and Adjusted Operating Margin2 were adversely impacted by higher incentive-based compensation accrual rates, investments intended to drive organic and inorganic revenue growth, the impact of the Proposed Exit, the decline in revenues brought on by the COVID-19 pandemic and the impact of the ransomware attack on both revenues and costs. These impacts were partially offset by a significant decrease in travel and entertainment expenses due to the COVID-19 pandemic, the cost savings generated as a result of the 2020 Fit for Growth Plan, lower immigration costs and the depreciation of the Indian rupee against the U.S. dollar. In addition, our 2019 GAAP operating margin included a 0.7% negative impact of the incremental accrual in 2019 related to the India Defined Contribution Obligation as discussed in Note 15 to our consolidated financial statements, while our 2020 GAAP operating margin was negatively impacted by COVID-19 Charges.

2    Constant currency revenue growth (CC) and Adjusted Operating Margin are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure, as applicable.

Business Outlook
We have four strategic priorities as we seek to increase our commercial momentum and accelerate growth. These strategic priorities are:
•Accelerating digital - growing our digital business organically and inorganically;
•Globalizing Cognizant - growing our business in key international markets and diversifying leadership, capabilities and delivery footprint;
•Repositioning our brand - improving our global brand recognition and becoming better known as a global digital partner to the entire C-suite; and
•Increasing our relevance to our clients - leading with thought leadership and capabilities to address clients' business needs.
We continue to expect the long-term focus of our clients to be on their digital transformation into software-driven, data-enabled, customer-centric and differentiated businesses. As our clients seek to optimize the cost of supporting their legacy systems and operations, our core portfolio of services may be subject to pricing pressure and lower demand due to clients transitioning certain work in-house. At the same time, clients continue to adopt and integrate digital technologies and their demand for our digital operations services and solutions has only increased since the beginning of the COVID-19 pandemic, as demand for mobile workplace solutions, e-commerce, automation and AI and cybersecurity services and solutions has grown.
Our clients will likely continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic factors, which could affect their demand for our services. The COVID-19 pandemic may continue to negatively impact demand, particularly among our retail, consumer goods, travel and hospitality clients within our Products and Resources segment as well as communications and media clients in our Communications, Media and Technology segment. The significant and evolving nature of the COVID-19 pandemic makes it difficult to estimate its future impact on our ongoing business, results of operations and overall financial performance. See Part I, Item 1A. Risk Factors.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. Competition for skilled labor is intense and our success is dependent, in large part, on our ability to keep our supply of skilled employees, in particular those with experience in key digital areas, in balance with client demand around the world. As such, we will continue to focus on recruiting, talent management and employee engagement to attract and retain our employees.
We will continue to pursue strategic acquisitions, investments and alliances that will expand our talent, experience and capabilities in key digital areas or in particular geographies or industries.
In addition, our future results may be affected by immigration law changes that may impact our ability to do business or significantly increase our costs of doing business, potential tax law changes and other potential regulatory changes, including potentially increased costs in 2021 and future years for employment and post-employment benefits in India as a result of the issuance of the Code in late 2020, as well as costs related to the potential resolution of legal and regulatory matters discussed in Note 15 to our consolidated financial statements. For additional information, see Part I, Item 1A. Risk Factors.

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2018, including a year-to-year comparison between 2019 and 2018, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report Form 10-K for the year ended December 31, 2019.
The Year Ended December 31, 2020 Compared to The Year Ended December 31, 2019
The following table sets forth certain financial data for the years ended December 31:

		% of		% of	Increase / Decrease
	2020	Revenues	2019	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$16,652	100.0	$16,783	100.0	$(131)	(0.8)
Cost of revenues(1)	10,671	64.1	10,634	63.4	37	0.3
Selling, general and administrative expenses(1)	3,100	18.6	2,972	17.7	128	4.3
Restructuring charges	215	1.3	217	1.3	(2)	(0.9)
Depreciation and amortization expense	552	3.3	507	3.0	45	8.9
Income from operations	2,114	12.7	2,453	14.6	(339)	(13.8)
Other income (expense), net	(18)		90		(108)	(120.0)
Income before provision for income taxes	2,096	12.6	2,543	15.2	(447)	(17.6)
Provision for income taxes	(704)		(643)		(61)	9.5
Income (loss) from equity method investments	—		(58)		58	(100.0)
Net income	$1,392	8.4	$1,842	11.0	$(450)	(24.4)
Diluted EPS	$2.57		$3.29		$(0.72)	(21.9)
Other Financial Information [3]
Adjusted Income From Operations and Adjusted Operating Margin	$2,394	14.4	$2,787	16.6	(393)	(14.1)
Adjusted Diluted EPS	$3.42		$3.99		$(0.57)	(14.3)

(1)    Exclusive of depreciation and amortization expense.

Revenues - Overall
During 2020, revenues decreased by $131 million as compared to 2019, representing a decline of 0.8%, or 0.7% on a constant currency basis3. Across all business segments and regions, revenues were negatively impacted by the ransomware attack and the COVID-19 pandemic. In addition, our exit from certain content-related services and the Proposed Exit negatively impacted our revenues by $178 million and $118 million, respectively. We continue to experience pricing pressure within our core portfolio of services as our clients optimize the cost of supporting their legacy systems and operations. At the same time, clients are adopting and integrating digital technologies and their demand for our digital services and solutions has continued to increase since the beginning of the COVID-19 pandemic as a result of increased demand for mobile workplace solutions, e-commerce, automation and AI and cybersecurity services and solutions. Additionally, the year-over-year change in our revenues included 210 basis points of benefit from our recently completed acquisitions, including Collaborative Solutions, Zenith and Contino. Revenues from clients added during 2020, including those related to acquisitions, were $342 million.

3    Adjusted Income From Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Revenues - Reportable Business Segments
Revenues by reportable business segment were as follows:

	2020	2019	Increase / (Decrease)
			$	%	CC%[4]
	(Dollars in millions)
Financial Services	$5,621	$5,869	$(248)	(4.2)	(4.0)
Healthcare	4,852	4,695	157	3.3	3.1
Products and Resources	3,696	3,770	(74)	(2.0)	(1.7)
Communications, Media and Technology	2,483	2,449	34	1.4	1.6
Total revenues	$16,652	$16,783	$(131)	(0.8)	(0.7)
Financial Services
Revenues from our Financial Services segment declined 4.2%, or 4.0% on a constant currency basis4, in 2020. Revenues among our insurance clients decreased by $85 million as compared to a decrease of $163 million from our banking clients. The Proposed Exit negatively impacted our revenues from banking clients by $118 million. Revenues from clients added during 2020, including those related to acquisitions, were $70 million. Moderate revenue growth generated by our digital services did not fully offset revenue declines attributable to certain financial services clients who continued to transition the support of some of their legacy systems and operations in-house.
Healthcare
Revenues from our Healthcare segment grew 3.3%, or 3.1% on a constant currency basis4, in 2020. Revenues in this segment increased by $173 million among our life science clients while revenues from our healthcare clients decreased $16 million. Revenue growth among our life sciences clients was driven by revenues from Zenith and increased demand for our services among pharmaceutical companies. Revenues from our healthcare clients were negatively impacted by the establishment of an offshore captive by a large client, partially offset by the 2019 negative impact of a customer dispute with a healthcare client related to a large volume based contract. Additionally, revenues from our healthcare clients benefited from stronger software license sales in 2020. Revenues from clients added during 2020, including those related to acquisitions, were $50 million. Demand from our healthcare clients may continue to be affected by uncertainty in the regulatory and political environment while demand from our life sciences clients may be affected by industry consolidation.
Products and Resources
Revenues from our Products and Resources segment declined 2.0%, or 1.7% on a constant currency basis4, in 2020. Retail, consumer goods, travel and hospitality clients were particularly adversely affected by the COVID-19 pandemic. Thus, revenue from our travel and hospitality clients and from our retail and consumer goods clients decreased by $126 million and $100 million, respectively. Revenues from our manufacturing, logistics, energy and utilities clients increased by $152 million due to our clients' adoption and integration of digital technologies. Revenues from clients added during 2020, including those related to acquisitions, were $105 million.
Communications, Media and Technology
Revenues from our Communications, Media and Technology segment grew 1.4%, or 1.6% on a constant currency basis4, in 2020. Revenues from our communications and media clients increased $72 million while revenues from our technology clients decreased $38 million. Revenues among our technology clients in this segment were negatively impacted by approximately $178 million due to our exit from certain content-related services. Additionally, revenues were negatively impacted by the COVID-19 pandemic, particularly among our communications and media clients, partially offset by growing demand from our technology clients for other more strategic digital content services. Revenues from clients added during 2020, including those related to acquisitions, were $117 million.

4    Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Revenues - Geographic Locations
Revenues by geographic market, as determined by client location, were as follows:

	2020	2019	Increase / (Decrease)
			$	%	CC %[5]
	(Dollars in millions)
North America	$12,581	$12,726	$(145)	(1.1)	(1.1)%
United Kingdom	1,335	1,313	22	1.7	1.0%
Continental Europe	1,653	1,691	(38)	(2.2)	(3.3)%
Europe - Total	2,988	3,004	(16)	(0.5)	(1.4)%
Rest of World	1,083	1,053	30	2.8	6.4%
Total revenues	$16,652	$16,783	$(131)	(0.8)	(0.7)%
North America continues to be our largest market, representing 75.6% of total 2020 revenues. Our North America region was negatively impacted by our exit from certain content-related services in our Communications, Media and Technology segment and the transition of the support of legacy systems for certain financial services and healthcare clients in-house. Our Continental Europe region was negatively impacted by the Proposed Exit, partially offset by growth from our life sciences customers. Revenues in our United Kingdom region have particularly benefited from our recently completed acquisitions. Revenue growth in our Rest of World region was driven by our Communications, Media and Technology clients.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. Our cost of revenues increased by 0.3% during 2020 as compared to 2019, increasing as a percentage of revenues to 64.1% in 2020 compared to 63.4% in 2019. The increase in cost of revenues, as a percentage of revenues, was due primarily to an increase in costs related to higher incentive-based compensation accrual rates in 2020 and the impact of the Proposed Exit, the COVID-19 pandemic and the ransomware attack. These impacts were partially offset by a significant decrease in travel and entertainment costs as a result of a reduction in travel due to the COVID-19 pandemic, the cost savings generated as a result of our cost optimization strategy and the depreciation of the Indian rupee against the U.S. dollar.
SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. SG&A expenses increased by 4.3% during 2020 as compared to 2019, increasing as a percentage of revenues to 18.6% in 2020 as compared to 17.7% in 2019. The increase, as a percentage of revenues, was due primarily to an increase in costs related to higher incentive-based compensation accrual rates in 2020, investments intended to drive organic and inorganic revenue growth and the impacts of the COVID-19 pandemic, the Proposed Exit and the ransomware attack. These negative impacts were partially offset by a significant decrease in travel and entertainment costs as a result of a reduction in travel due to the COVID-19 pandemic and lower immigration costs, in addition to the $117 million incremental accrual in 2019 related to the India Defined Contribution Obligation as discussed in Note 15 to our consolidated financial statements.
Restructuring Charges
Restructuring charges consist of our 2020 Fit for Growth Plan and our realignment program. Restructuring charges were $215 million, or 1.3% as a percentage of revenues during 2020, as compared to $217 million, or 1.3% as a percentage of revenues, during 2019. For further detail on our restructuring charges see Note 4 to our consolidated financial statements.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by 8.9% during 2020 as compared to 2019. The increase was due to procurement of additional computer equipment primarily to provision work-from-home arrangements and amortization of intangibles from recently completed acquisitions.

5    Constant currency revenue growth is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Operating Margin - Overall
Our operating margin and Adjusted Operating Margin6 decreased to 12.7% and 14.4%, respectively, in 2020 from 14.6% and 16.6%, respectively, during 2019. Our GAAP and Adjusted Operating Margin6 were adversely impacted by higher incentive-based compensation accrual rates, investments intended to drive organic and inorganic revenue growth, the impact of the Proposed Exit, the decline in revenues brought on by the COVID-19 pandemic and the impact of the ransomware attack on both revenues and costs. These impacts were partially offset by a significant decrease in travel and entertainment expenses due to the COVID-19 pandemic, the cost savings generated as a result of the 2020 Fit for Growth Plan, lower immigration costs and the depreciation of the Indian rupee against the U.S. dollar. In addition, our 2019 GAAP operating margin included a 0.7% negative impact of the incremental accrual in 2019 related to the India Defined Contribution Obligation as discussed in Note 15 to our consolidated financial statements, while our 2020 GAAP operating margin was negatively impacted by COVID-19 Charges.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 92 basis points or 0.92 percentage points in 2020, while in 2019 the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 53 basis points or 0.53 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 17 basis points or 0.17 percentage points.
We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. The impact of the settlement of our cash flow hedges was immaterial in 2020 and 2019.
Our most significant costs are the salaries and related benefits for our employees. These costs are affected by the impact of inflation. In certain regions, competition for professionals with the advanced technical skills necessary to perform our services has caused wages to increase at a rate greater than the general rate of inflation.
We finished the year ended December 31, 2020 with approximately 289,500 employees, which is a decrease of 3,000 as compared to December 31, 2019. For the three months ended December 31, 2020, annualized turnover, including both voluntary and involuntary, was approximately 19.0%. Turnover for the years ended December 31, 2020 and 2019, including both voluntary and involuntary, was approximately 20.6% and 21.7%. Voluntary attrition normally constitutes the significant majority of our attrition. In 2020, we saw elevated levels of involuntary attrition due to our Fit for Growth Plan, including the exit from certain content-related services. We also saw a decrease in voluntary attrition from historic levels in the early stages of the COVID-19 pandemic. Both voluntary and involuntary attrition are weighted towards our more junior employees.
Segment Operating Profit and Margin
Segment operating profit and margin were as follows:

	2020	Operating Margin %	2019	Operating Margin %	Increase /(Decrease)
	(Dollars in millions)
Financial Services	$1,449	25.8	$1,605	27.3	$(156)
Healthcare	1,383	28.5	1,261	26.9	122
Products and Resources	1,078	29.2	1,028	27.3	50
Communications, Media and Technology	794	32.0	732	29.9	62
Total segment operating profit and margin	4,704	28.2	4,626	27.6	78
Less: unallocated costs	2,590		2,173		417
Income from operations	$2,114	12.7	$2,453	14.6	$(339)
Across all our business segments, operating margins benefited from a significant decrease in travel and entertainment costs due to COVID-19 related reductions in travel, cost savings generated by our cost optimization initiatives and the depreciation of the Indian rupee against the U.S. dollar, partially offset by investments intended to drive organic and inorganic revenue growth and the negative impact on revenues of the COVID-19 pandemic and the ransomware attack. The 2020 operating margin in our Financial Services segment was negatively impacted by the Proposed Exit. Additionally, the 2019 operating margin in our Healthcare segment was negatively impacted by client mergers within the segment and a dispute with a customer related to a large volume based contract. The increase in unallocated costs in 2020 compared to 2019 is primarily due

6    Adjusted Operating Margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

to a smaller shortfall in 2020 than in 2019 of incentive-based compensation as compared to target, COVID-19 Charges and costs related to the ransomware attack, partially offset by the 2019 India Defined Contribution Obligation discussed in Note 15 to our consolidated financial statements.
Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the years ended December 31:

	2020	2019	Increase / Decrease
	(in millions)
Foreign currency exchange (losses)	$(53)	$(73)	$20
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(63)	8	(71)
Foreign currency exchange (losses), net	(116)	(65)	(51)
Interest income	119	176	(57)
Interest expense	(24)	(26)	2
Other, net	3	5	(2)
Total other income (expense), net	$(18)	$90	$(108)
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets and liabilities in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on our foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on foreign exchange forward contracts entered into to offset foreign currency exposure to non-U.S. dollar denominated net monetary assets and liabilities. As of December 31, 2020, the notional value of our undesignated hedges was $637 million. The decrease in interest income of $57 million was primarily attributable to lower yields in 2020.
Provision for Income Taxes
The provision for income taxes was $704 million in 2020 and $643 million in 2019. The effective income tax rate increased to 33.6% in 2020 as compared to 25.3% in 2019 primarily driven by the Tax on Accumulated Indian Earnings, the impact of the Proposed Exit, which was not deductible for tax purposes, and the depreciation of the Indian rupee against the U.S. dollar, which resulted in non-deductible foreign currency exchange losses in our consolidated statement of operations.
Income (loss) from equity method investments
In 2019, we recorded an impairment charge of $57 million on one of our equity method investments as further described in Note 5 to our consolidated financial statements.
Net Income
Net income was $1,392 million in 2020 and $1,842 million in 2019. Net income as a percentage of revenues decreased to 8.4% in 2020 from 11.0% in 2019. The decrease in net income was driven by lower income from operations, higher foreign currency exchange losses (inclusive of losses on our foreign exchange forward contracts not designated as hedging instruments), lower interest income and a higher provision for income taxes.
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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the years ended December 31:

	2020	% of Revenues	2019	% of Revenues
	(Dollars in millions, except per share data)
GAAP income from operations and operating margin	$2,114	12.7%	$2,453	14.6%
Realignment charges (1)	42	0.3	169	1.0
2020 Fit for Growth Plan restructuring charges (2)	173	1.0	48	0.3
COVID-19 Charges (3)	65	0.4	—	—
Incremental accrual related to the India Defined Contribution Obligation (4)	—	—	117	0.7
Adjusted Income From Operations and Adjusted Operating Margin	2,394	14.4	2,787	16.6

GAAP diluted EPS	$2.57		$3.29
Effect of above adjustments, pre-tax	0.52		0.60
Effect of non-operating foreign currency exchange losses (gains), pre-tax (5)	0.22		0.11
Tax effect of above adjustments (6)	(0.15)		(0.15)
Tax on Accumulated Indian Earnings (7)	0.26		—
Effect of the equity method investment impairment (8)	—		0.10
Effect of the India Tax Law (9)	—		0.04
Adjusted Diluted EPS	$3.42		$3.99

(1)    As part of our realignment program, during 2020, we incurred employee retention costs and certain professional services fees and, during 2019, we incurred Executive Transition Costs, employee separation costs, employee retention costs and third party realignment costs. See Note 4 to our consolidated financial statements for additional information.
(2)    As part of our 2020 Fit for Growth plan, during 2020, we incurred certain employee separation, employee retention and facility exit costs and other charges and, during 2019, we incurred certain employee separation, employee retention and facility exit costs under the plan. See Note 4 to our consolidated financial statements for additional information.

(3)    During 2020, we incurred costs in response to the COVID-19 pandemic including a one-time bonus to our employees at the designation of associate and below in both India and the Philippines, certain costs to enable our employees to work remotely and provide medical staff and extra cleaning services for our facilities. Most of the costs related to the pandemic are reported in "Cost of revenues" in our consolidated statement of operations.
(4)    In 2019, we recorded an accrual of $117 million related to the India Defined Contribution Obligation as further described in Note 15 to our consolidated financial statements.
(5)    Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
(6)    Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	For the years ended December 31,
	2020	2019
	(in millions)
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$11	$43
2020 Fit for Growth Plan restructuring charges	45	13
COVID-19 Charges	17	—
Incremental accrual related to the India Defined Contribution Obligation	—	31
Foreign currency exchange gains and losses	6	(1)
(7)    In 2020, we reversed our indefinite reinvestment assertion on Indian earnings accumulated in prior years and recorded $140 million in income tax expense.
(8)    In 2019, we recorded an impairment charge of $57 million on one of our equity investments as further described in Note 5 to our consolidated financial statements.
(9)    In 2019, we recorded a one-time net income tax expense of $21 million as a result of the enactment of a new tax law in India.

Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. As of December 31, 2020, we had cash, cash equivalents and short-term investments of $2,724 million. Additionally, as of December 31, 2020, we had available capacity under our credit facilities of approximately $1,928 million.
The following table provides a summary of our cash flows for the years ended December 31:

	2020	2019	Increase / Decrease
	(in millions)
Net cash provided by (used in):
Operating activities	$3,299	$2,499	$800
Investing activities	(1,238)	1,588	(2,826)
Financing activities	(2,009)	(2,569)	560
Operating activities
The increase in cash generated from operating activities for 2020 compared to 2019 was primarily driven by improved collections on our trade accounts receivable, deferrals of certain payments due to COVID-19 pandemic regulatory relief provided by several jurisdictions in which we operate, and lower incentive-based compensation payouts and cash taxes paid in 2020.
We monitor turnover, aging and the collection of trade accounts receivable by client. Our DSO calculation includes trade accounts receivable, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. DSO was 70 days as of December 31, 2020 and 73 days as of December 31, 2019.

Investing activities
Net cash used in investing activities in 2020 was primarily driven by payments for acquisitions. Net cash provided by investing activities in 2019 was driven by net sales of investments partially offset by payments for acquisitions and outflows for capital expenditures.
Financing activities
The decrease in cash used in financing activities in 2020 compared to 2019 is primarily due to lower repurchases of common stock in 2020.
We have a Credit Agreement providing for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. See Note 10 to our consolidated financial statements. During the first quarter of 2020, we borrowed $1.74 billion against our revolving credit facility and repaid this amount in full in the fourth quarter of 2020. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of December 31, 2020 and through the date of this filing. As of December 31, 2020, we had no outstanding balance on our revolving credit facility.
In February 2020, our India subsidiary renewed its one-year 13 billion Indian rupee ($178 million at the December 31, 2020 exchange rate) working capital facility, which requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days of disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February. As of December 31, 2020, there was no balance outstanding under the working capital facility.
During 2020, we returned $2,034 million to our stockholders through $1,554 million in share repurchases under our stock repurchase program and $480 million in dividend payments. Our stock repurchase program, as amended by our Board of Directors in December 2020, allows for the repurchase of an aggregate of up to $9.5 billion, excluding fees and expenses, of our Class A common stock. As of December 31, 2020, we have $2.8 billion, excluding fees and expenses, available for repurchases under the program. Our shares outstanding decreased to 530 million as of December 31, 2020 from 548 million as of December 31, 2019. We review our capital return plan on an on-going basis, considering the potential impacts of COVID-19 pandemic, our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.
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
In March 2020, the Indian parliament enacted the Budget of India, which contained a number of provisions related to income tax, including a replacement of the DDT, previously due from the dividend payer, with a tax payable by the shareholder receiving the dividend. This provision reduced the tax rate applicable to us for cash repatriated from India. Following this change, during the first quarter of 2020, we limited our indefinite reinvestment assertion to India earnings accumulated in prior years. In July 2020, the U.S. Treasury Department and the IRS released final regulations, which became effective in September 2020, that reduced the tax applicable on our accumulated Indian earnings upon repatriation. As a result, during the third quarter of 2020, after a thorough analysis of the impact of these changes in law on the cost of earnings repatriation and considering our strategic decision to increase our investments to accelerate growth in various international markets and expand our global delivery footprint, we reversed our indefinite reinvestment assertion on Indian earnings accumulated in prior years and recorded a $140 million Tax on Accumulated Indian Earnings. The recorded income tax expense reflects the India withholding tax on unrepatriated Indian earnings, which were $5.2 billion as of December 31, 2019, net of applicable U.S. foreign tax credits. On October 28, 2020, our subsidiary in India remitted a dividend of $2.1 billion, which resulted in a net payment of $2.0 billion to its shareholders (non-Indian Cognizant entities), after payment of $106 million of India withholding tax.

We expect our operating cash flows, cash and short-term investment balances, together with our available capacity under our revolving credit facilities, to be sufficient to meet our operating requirements and service our debt for the next twelve months. Our ability to expand and grow our business in accordance with current plans, make acquisitions, meet our long-term capital requirements beyond a twelve-month period and execute our capital return plan will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to pay for acquisitions with capital stock and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

Commitments and Contingencies
Commitments
As of December 31, 2020, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations(1)	$703	$38	$665	$—	$—
Interest on long-term debt(2)	19	7	12	—	—
Finance lease obligations	23	11	11	1	—
Operating lease obligations	1,271	260	398	264	349
Other purchase commitments(3)	432	216	184	28	4
Tax Reform Act transition tax	478	50	145	283	—
Total	$2,926	$582	$1,415	$576	$353

(1)    Consists of scheduled repayments of our Term Loan.
(2)    Interest on the Term Loan was calculated at interest rates in effect as of December 31, 2020.
(3)    Other purchase commitments include, among other things, communications and information technology obligations, as well as other obligations that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

As of December 31, 2020, we had $193 million of unrecognized income tax benefits. This represents the income tax benefits associated with certain income tax positions on our U.S. and non-U.S. tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution of these income tax positions with the relevant taxing authorities is at various stages, and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.
Contingencies
See Note 15 to our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements
Other than our foreign exchange forward and option contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2020 and 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our consolidated financial statements as they require the most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Changes to these estimates could have a material effect on our results of operations and financial condition. Our significant accounting policies are described in Note 1 to our consolidated financial statements.
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
Business Combinations, Goodwill and Intangible Assets. Goodwill and intangible assets, including indefinite-lived intangible assets, arise from the accounting for business combinations. We account for business combinations using the acquisition method which requires us to estimate the fair value of identifiable assets acquired, liabilities assumed, including any contingent consideration, and any noncontrolling interest in the acquiree to properly allocate purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price utilizes estimates and assumptions in determining the fair values of identifiable assets acquired and liabilities assumed, especially with respect to intangible assets, including the timing and amount of forecasted revenues and cash flows, anticipated growth rates, client attrition rates and the discount rate reflecting the risk inherent in future cash flows.
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
We estimate the fair value of our reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using market multiples. Under the income approach, we estimate projected future cash flows, the timing of such cash flows and long-term growth rates, and determine the appropriate discount rate that reflects the risk inherent in the projected future cash flows. The discount rate used is based on a market participant weighted-average cost of capital and may be adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected future cash flows. Under the market approach, we estimate fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

We also evaluate indefinite-lived intangible assets for impairment at least annually, or as circumstances warrant. Our 2020 qualitative assessment included the review of relevant macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair value of our indefinite-lived intangible assets was below carrying value.
Beginning with the first quarter of 2020, COVID-19 negatively affected all major economic and financial markets and, although there is a wide range of possible outcomes and the associated impact is highly dependent on variables that are difficult to forecast, we deemed the deterioration in general economic conditions sufficient to trigger an interim impairment testing of goodwill as of March 31, 2020. Our interim test results as of March 31, 2020 indicated that the fair values of all of our reporting units exceeded their carrying values and thus, no impairment of goodwill existed as of March 31, 2020. Based on our most recent evaluation of goodwill and indefinite-lived intangible assets performed during the fourth quarter of 2020, we concluded that the goodwill and indefinite-lived intangible asset balances in each of our reporting units were not at risk of impairment.
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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues or operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the COVID-19 pandemic, anticipated effective income tax rate and income tax expense, liquidity, access to capital, capital return plan, investment strategies, cost management, realignment program, 2020 Fit for Growth Plan, plans and objectives, including those related to our digital practice areas, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of regulatory and litigation matters, the incremental accrual related to the India Defined Contribution Obligation, the Proposed Exit and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
•economic and political conditions globally and in particular in the markets in which our clients and operations are concentrated;

•the continuing impact of the COVID-19 pandemic, or other future pandemics, on our business, results of operations, liquidity and financial condition;
•our ability to attract, train and retain skilled employees, including highly skilled technical personnel to satisfy client demand and senior management to lead our business globally;
•challenges related to growing our business organically as well as inorganically through acquisitions, and our ability to achieve our targeted growth rates;
•our ability to achieve our profitability goals and capital return strategy;
•our ability to successfully implement our 2020 Fit for Growth Plan and achieve the anticipated benefits from the plan;
•our ability to meet specified service levels or milestones required by certain of our contracts;
•intense and evolving competition and significant technological advances that our service offerings must keep pace with in the rapidly changing markets we compete in;
•legal, reputation and financial risks if we fail to protect client and/or our data from security breaches and/or cyber attacks;
•the effectiveness of our risk management, business continuity and disaster recovery plans and the potential that our global delivery capabilities could be impacted;
•restrictions on visas, in particular in the United States, United Kingdom and EU, or immigration more generally or increased costs of such visas or the wages we are required to pay associates on visas, which may affect our ability to compete for and provide services to our clients;
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
•potential exposure to litigation and legal claims in the conduct of our business; and
•the factors set forth in Part I, in the section entitled “Item 1A. Risk Factors” in this report.
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

Glossary

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
10th Magnitude	Pamlico 10th Magnitude Blocker LLC, now known as Cognizant 10th Magnitude Blocker, LLC
2009 Incentive Plan	Cognizant Technology Solutions Corporation Amended and Restated 2009 Incentive Compensation Plan
2017 Incentive Plan	Cognizant Technology Solutions Corporation 2017 Incentive Award Plan
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial Intelligence
APA	Advance Pricing Agreement
ASC	Accounting Standards Codification
ASR	Accelerated Stock Repurchase
ASU	Accounting Standards Update
Bright Wolf	Bright Wolf, LLC
Budget of India	Union Budget of India for 2020-2021
CC	Constant Currency
Code	The Code on Social Security, 2020
Code Zero	Code Zero, LLC
Collaborative Solutions	Collaborative Solutions Holdings, LLC
Contino	Contino Holdings Inc.
COVID-19	The novel coronavirus disease
COVID-19 Charges	Costs directly related to the COVID-19 pandemic
CPI	Consumer Price Index
Credit Agreement	Credit agreement with a commercial bank syndicate dated November 6, 2018
Credit Loss Standard	ASC Topic 326 "Financial Instruments - Credit Losses"
CTS India	Our principal operating subsidiary in India
DDT	Dividend Distribution Tax
D&I	Diversity and Inclusion
Division Bench	Division Bench of the Madras High Court
DevOps	Agile relationship between development and IT operations
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
EI-Technologies	Entrepreneurs et Investisseurs Technologies SAS
EPS	Earnings Per Share
ESG	Environmental, social and corporate governance
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Transition Costs	Costs associated with our CEO transition and the departure of our President in 2019
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
GAAP	Generally Accepted Accounting Principles in the United States of America
High Court	Madras High Court
HR	Human Resources
Inawisdom	Inawisdom Limited
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India

India Tax Law	New tax regime enacted by the Government of India effective April 1, 2019
IP	Intellectual property
IoT	Internet of Things
IRS	Internal Revenue Service
IT	Information Technology
ITD	Indian Income Tax Department
Lev	Levementum, LLC
LIBOR	London Inter-bank Offered Rate
Linium	the ServiceNow business of Ness Digital Engineering
Magenic	Magenic Technologies, Inc.
MAT	Minimum Alternative Tax
Meritsoft	Sterling Topco Limited
Mustache	Mustache, LLC
New Revenue Standard	ASC Topic 606 "Revenue from Contracts with Customers"
New Lease Standard	ASC Topic 842 “Leases”
New Signature	BSI Corporate Holdings, Inc.
OECD	Organization for Economic Co-operation and Development
Proposed Exit	Offer to settle and exit from a large customer engagement in Financial Services in Continental Europe
PSU	Performance Stock Units
Purchase Plan	Cognizant Technology Solutions Corporation 2004 Employee Stock Purchase Plan, as amended
ROU	Right of Use
RSU	Restricted Stock Units
SaaS	Software as a service
Samlink	Oy Samlink Ab
SEC	United States Securities and Exchange Commission
SCI	Supreme Court of India
Servian	SVN HoldCo Pty Limited
SEZ	Special Economic Zone
SG&A	Selling, general and administrative
SLP	Special Leave Petition
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax on Accumulated Indian Earnings	The income tax expense related to the reversal of our indefinite reinvestment assertion on Indian earnings accumulated in prior years
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan under the Credit Agreement
Tin Roof	Tin Roof Software, LLC
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
Zenith	Zenith Technologies Limited

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in foreign currencies, particularly the Indian rupee. Accordingly, we periodically evaluate the need for hedging strategies, including the use of derivative financial instruments, to mitigate the effect of foreign currency exchange rate fluctuations and expect to continue to use such instruments in the future to reduce foreign currency exposure to changes in the value of certain foreign currencies. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures.

Revenues from our clients in the United Kingdom, Continental Europe and Rest of World represented 8.0%, 9.9% and 6.5%, respectively, of our 2020 revenues, and are typically denominated in currencies other than the U.S. dollar. Accordingly, our revenues may be affected by fluctuations in the exchange rates, primarily the British pound and the Euro, as compared to the U.S. dollar.

A significant portion of our costs in India are denominated in the Indian rupee, representing approximately 20.0% of our global operating costs during 2020, and are subject to foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations.

We have entered into a series of foreign exchange forward and option contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2020, the notional value and weighted average contract rates of these contracts by year of maturity were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2021	$1,470	77.0
2022	803	80.7
Total	$2,273	78.3

As of December 31, 2020, the net unrealized gain on our outstanding foreign exchange forward and option contracts designated as cash flow hedges was $70 million. Based upon a sensitivity analysis at December 31, 2020, which estimates the fair value of the contracts assuming certain market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of our foreign exchange forward and option contracts designated as cash flow hedges of approximately $224 million.

A portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In 2020, we reported foreign currency exchange losses, exclusive of hedging losses, of approximately $53 million, which were primarily attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. We entered into foreign exchange forward contracts scheduled to mature in 2021. At December 31, 2020, the notional value of these outstanding contracts was $637 million and the net unrealized gain was less than $1 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2020, which estimates the fair value of the contracts assuming certain market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $17 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, and is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its evaluation, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting, as stated in their report which is included on page F-2.
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

Item 9B. Other Information
On February 10, 2021, John N. Fox, Jr. informed the Company’s Board of Directors that he will retire from the Board of Directors effective on the date of the Company’s 2021 Annual Meeting of Stockholders.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to our executive officers in response to this item is contained in part under the caption “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
We have adopted a written code of ethics, entitled “Code of Ethics,” that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our code of ethics free of charge through our website which is located at www.cognizant.com. We intend to post on our website all disclosures that are required by law or Nasdaq Stock Market listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.
The remaining information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

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

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 24, 2018	8-K	000-24429	3.1	9/20/2018
4.1	Specimen Certificate for shares of Class A common stock	S-4/A	333-101216	4.2	1/30/2003
4.2	Description of Capital Stock	10-K	000-24429	4.2	2/14/2020
10.1†	Form of Indemnification Agreement for Directors and Officers	10-Q	000-24429	10.1	8/7/2013
10.2†	Form of Amended and Restated Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, between the Company and each of the following Executive Officers: Brian Humphries, Jan Siegmund, Becky Schmitt, Robert Telesmanic, Balu Ganesh Ayyar, Greg Hyttenrauch, Ursula Morgenstern, Andrew Stafford, Karen McLoughlin and Dharmendra Kumar Sinha	10-K	000-24429	10.3	2/27/2018
10.3†	Form of Amended and Restated Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, between the Company and each of the following Executive Officers: Malcolm Frank and Santosh Thomas	10-K	000-24429	10.4	2/26/2013
10.4†	Offer Letter, by and between the Company and Brian Humphries, acknowledged and agreed November 30, 2018	10-K	000-24429	10.4	2/19/2019
10.5†	Offer Letter, by and between the Company and Jan Siegmund, acknowledged and agreed July 8, 2020	8-K	000-24429	10.1	7/29/2020
10.6†	Offer Letter, by and between the Company and Becky Schmitt, acknowledged and agreed November 26, 2019					Filed
10.7†	2004 Employee Stock Purchase Plan (as amended and restated effective as of February 27, 2018)	8-K	000-24429	10.1	6/7/2018
10.8†	Form of Stock Option Certificate	10-Q	000-24429	10.1	11/8/2004

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
10.9†	Cognizant Technology Solutions Corporation Amended and Restated 2009 Incentive Compensation Plan, effective March 9, 2015	10-Q	000-24429	10.1	5/4/2015
10.10†	Form of Cognizant Technology Solutions Corporation Stock Option Agreement	8-K	000-24429	10.1	7/6/2009
10.11†	Form of Cognizant Technology Solutions Corporation Notice of Grant of Stock Option	8-K	000-24429	10.2	7/6/2009
10.12†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Time-Based Vesting	8-K	000-24429	10.3	7/6/2009
10.13†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Time-Based Vesting	8-K	000-24429	10.4	7/6/2009
10.14†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Performance-Based Vesting	8-K	000-24429	10.5	7/6/2009
10.15†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Performance-Based Vesting	8-K	000-24429	10.6	7/6/2009
10.16†	Form of Restricted Stock Unit Award Agreement Non-Employee Director Deferred Issuance	8-K	000-24429	10.7	7/6/2009
10.17†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance	8-K	000-24429	10.8	7/6/2009
10.18†	Cognizant Technology Solutions Corporation 2017 Incentive Award Plan	8-K	000-24429	10.1	6/7/2017
10.19†	Form of Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.2	8/3/2017
10.20†	Form of Performance-Based Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.3	8/3/2017
10.21†	Form of Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.4	8/3/2017
10.22†	Form of Stock Option Grant Notice and Stock Option Agreement	10-Q	000-24429	10.5	8/3/2017
10.23†	Form of Restricted Stock Unit Award Grant Notice (March 5, 2020 form)	10-Q	000-24429	10.1	5/8/2020
10.24†	Form of Performance-Based Restricted Stock Unit Award Grant Notice (March 5, 2020 form)	10-Q	000-24429	10.2	5/8/2020
10.25	Form of Accelerated Stock Repurchase Agreement	8-K	000-24429	10.1	3/14/2017
10.26	Credit Agreement, dated as of November 6, 2018, among Cognizant Technology Solutions Corporation, Cognizant Worldwide Limited, certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-24429	10.1	11/9/2018
10.27†	Retirement, Death and Disability Policy	10-Q	000-24429	10.1	7/30/2020
21.1	List of subsidiaries of the Company					Filed

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
23.1	Consent of PricewaterhouseCoopers LLP					Filed
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					Filed
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					Filed
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)					Furnished
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/S/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HUMPHRIES	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2021
Brian Humphries

/s/ JAN SIEGMUND	Chief Financial Officer (Principal Financial Officer)	February 12, 2021
Jan Siegmund

/s/ ROBERT TELESMANIC	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2021
Robert Telesmanic

/s/ MICHAEL PATSALOS-FOX	Chairman of the Board and Director	February 12, 2021
Michael Patsalos-Fox

/s/ ZEIN ABDALLA	Director	February 12, 2021
Zein Abdalla

/s/ VINITA BALI	Director	February 12, 2021
Vinita Bali

/s/ MAUREEN BREAKIRON-EVANS	Director	February 12, 2021
Maureen Breakiron-Evans

/s/ ARCHANA DESKUS	Director	February 12, 2021
Archana Deskus

/s/ JOHN M. DINEEN	Director	February 12, 2021
John M. Dineen

/s/ JOHN N. FOX, JR.	Director	February 12, 2021
John N. Fox, Jr.

/s/ LEO S. MACKAY, JR.	Director	February 12, 2021
Leo S. Mackay, Jr.

/s/ JOSEPH M. VELLI	Director	February 12, 2021
Joseph M. Velli

/s/ SANDRA S. WIJNBERG	Director	February 12, 2021
Sandra S. Wijnberg

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Cognizant Technology Solutions Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Expected Labor Costs to Complete for Certain Fixed-Price Contracts

As described in Notes 1 and 2 to the consolidated financial statements, fixed-price contracts comprised $6.1 billion of the Company’s total revenues for the year ended December 31, 2020, which includes performance obligations where control is transferred over time. For performance obligations where control is transferred over time, revenues are recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the deliverables to be provided. Management recognizes revenues related to fixed-price contracts for application development and systems integration services, consulting or other technology services as the service is performed using the cost to cost method, under which the total value of revenues is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs. The cost to cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information. Revenues related to fixed-price application maintenance, testing and business process services are recognized based on management’s right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered. If management’s invoicing is not consistent with value delivered, revenues are recognized as the service is performed based on the cost to cost method described above.

The principal considerations for our determination that performing procedures relating to revenue recognition – expected labor costs to complete for certain fixed-price contracts is a critical audit matter are the significant judgment by management when developing the estimated total expected labor costs to complete fixed-price contracts and the significant auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s estimate of total expected labor costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the development of the estimated total expected labor costs to complete fixed-price contracts. These procedures also included, among others, evaluating and testing management’s process for developing the estimated total expected labor costs for a sample of contracts, which included evaluating the reasonableness of the total expected labor cost assumptions used by management. Evaluating the reasonableness of the assumptions related to the total expected labor costs involved assessing management’s ability to reasonably develop total expected labor costs by (i) performing a comparison of actual labor costs incurred with expected labor costs for similar completed projects and (ii) evaluating the timely identification of circumstances that may warrant a modification to previous labor cost estimates, including actual labor costs in excess of estimates.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2021

We have served as the Company’s auditor since 1997.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions, except par values)

	At December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,680	$2,645
Short-term investments	44	779
Trade accounts receivable, net	3,087	3,256
Other current assets	1,040	931
Total current assets	6,851	7,611
Property and equipment, net	1,251	1,309
Operating lease assets, net	1,013	926
Goodwill	5,031	3,979
Intangible assets, net	1,046	1,041
Deferred income tax assets, net	445	585
Long-term investments	440	17
Other noncurrent assets	846	736
Total assets	$16,923	$16,204
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$389	$239
Deferred revenue	383	313
Short-term debt	38	38
Operating lease liabilities	211	202
Accrued expenses and other current liabilities	2,519	2,191
Total current liabilities	3,540	2,983
Deferred revenue, noncurrent	36	23
Operating lease liabilities, noncurrent	846	745
Deferred income tax liabilities, net	206	35
Long-term debt	663	700
Long-term income taxes payable	428	478
Other noncurrent liabilities	368	218
Total liabilities	6,087	5,182
Commitments and contingencies (See Note 15)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 530 and 548 shares issued and outstanding at December 31, 2020 and 2019, respectively	5	5
Additional paid-in capital	32	33
Retained earnings	10,689	11,022
Accumulated other comprehensive income (loss)	110	(38)
Total stockholders’ equity	10,836	11,022
Total liabilities and stockholders’ equity	$16,923	$16,204
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$16,652	$16,783	$16,125
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	10,671	10,634	9,838
Selling, general and administrative expenses	3,100	2,972	3,007
Restructuring charges	215	217	19
Depreciation and amortization expense	552	507	460
Income from operations	2,114	2,453	2,801
Other income (expense), net:
Interest income	119	176	177
Interest expense	(24)	(26)	(27)
Foreign currency exchange gains (losses), net	(116)	(65)	(152)
Other, net	3	5	(2)
Total other income (expense), net	(18)	90	(4)
Income before provision for income taxes	2,096	2,543	2,797
Provision for income taxes	(704)	(643)	(698)
Income (loss) from equity method investments	—	(58)	2
Net income	$1,392	$1,842	$2,101
Basic earnings per share	$2.58	$3.30	$3.61
Diluted earnings per share	$2.57	$3.29	$3.60
Weighted average number of common shares outstanding—Basic	540	559	582
Dilutive effect of shares issuable under stock-based compensation plans	1	1	2
Weighted average number of common shares outstanding—Diluted	541	560	584
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$1,392	$1,842	$2,101
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	119	39	(65)
Change in unrealized gains and losses on cash flow hedges	29	29	(118)
Change in unrealized losses on available-for-sale investment securities	—	8	—
Other comprehensive income (loss)	148	76	(183)
Comprehensive income	$1,540	$1,918	$1,918
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2017	588	$6	$49	$10,544	$70	$10,669
Cumulative effect of changes in accounting principle (1)	—	—	—	122	(1)	121
Net income	—	—	—	2,101	—	2,101
Other comprehensive income (loss)	—	—	—	—	(183)	(183)
Common stock issued, stock-based compensation plans	6	—	181	—	—	181
Stock-based compensation expense	—	—	267	—	—	267
Repurchases of common stock	(17)	—	(450)	(811)	—	(1,261)
Dividends declared, $0.80 per share	—	—	—	(471)	—	(471)
Balance, December 31, 2018	577	6	47	11,485	(114)	11,424
Cumulative effect of changes in accounting principle (2)	—	—	—	2	—	2
Net income	—	—	—	1,842	—	1,842
Other comprehensive income (loss)	—	—	—	—	76	76
Common stock issued, stock-based compensation plans	7	—	159	—	—	159
Stock-based compensation expense	—	—	217	—	—	217
Repurchases of common stock	(36)	(1)	(390)	(1,856)	—	(2,247)
Dividends declared, $0.80 per share	—	—	—	(451)	—	(451)
Balance, December 31, 2019	548	5	33	11,022	(38)	11,022
Cumulative effect of changes in accounting principle (3)	—	—	—	1	—	1
Net income	—	—	—	1,392	—	1,392
Other comprehensive income (loss)	—	—	—	—	148	148
Common stock issued, stock-based compensation plans	6	—	142	—	—	142
Stock-based compensation expense	—	—	232	—	—	232
Repurchases of common stock	(24)	—	(375)	(1,246)	—	(1,621)
Dividends declared, $0.88 per share	—	—	—	(480)	—	(480)
Balance, December 31, 2020	530	$5	$32	$10,689	$110	$10,836

(1)    Reflects    the adoption of the New Revenue Standard as well as ASU 2018-02 "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" on January 1, 2018.
(2)    Reflects    the adoption of the New Lease Standard on January 1, 2019.
(3)    Reflects the adoption of the Credit Loss Standard as described in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$1,392	$1,842	$2,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	559	526	498
Deferred income taxes	184	(306)	8
Stock-based compensation expense	232	217	267
Other	119	119	125
Changes in assets and liabilities:
Trade accounts receivable	264	37	(365)
Other current and noncurrent assets	73	159	(8)
Accounts payable	109	8	(4)
Deferred revenue, current and noncurrent	65	56	(86)
Other current and noncurrent liabilities	302	(159)	56
Net cash provided by operating activities	3,299	2,499	2,592
Cash flows from investing activities:
Purchases of property and equipment	(398)	(392)	(377)
Purchases of available-for-sale investment securities	—	(333)	(1,630)
Proceeds from maturity or sale of available-for-sale investment securities	—	2,107	1,838
Purchases of held-to-maturity investment securities	(202)	(693)	(1,363)
Proceeds from maturity of held-to-maturity investment securities	467	1,498	1,164
Purchases of other investments	(531)	(483)	(513)
Proceeds from maturity or sale of other investments	549	501	365
Payments for business combinations, net of cash acquired	(1,123)	(617)	(1,111)
Net cash (used in) provided by investing activities	(1,238)	1,588	(1,627)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	142	159	181
Repurchases of common stock	(1,621)	(2,247)	(1,261)
Repayment of term loan borrowings and finance lease and earnout obligations	(50)	(28)	(91)
Proceeds from borrowing under the revolving credit facility	1,740	—	—
Repayment of notes outstanding under the revolving credit facility	(1,740)	—	—
Net repayments in notes outstanding under the revolving credit facility	—	—	(75)
Proceeds from debt modification	—	—	25
Debt issuance costs	—	—	(4)
Dividends paid	(480)	(453)	(468)
Net cash (used in) financing activities	(2,009)	(2,569)	(1,693)
Effect of exchange rate changes on cash and cash equivalents	(17)	(34)	(36)
Increase (decrease) in cash and cash equivalents	35	1,484	(764)
Cash and cash equivalents, beginning of year	2,645	1,161	1,925
Cash and cash equivalents, end of year	$2,680	$2,645	$1,161

Supplemental information:
Cash paid for income taxes during the year	$745	$870	$597
Cash interest paid during the year	$25	$25	$21
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
Description of Business. We are one of the world’s leading professional services companies, engineering modern business for the digital era. Our services include digital services and solutions, consulting, application development, systems integration, application testing, application maintenance, infrastructure services and business process services. Digital services have become an increasingly important part of our portfolio, aligning with our clients' focus on becoming data-enabled, customer-centric and differentiated businesses. We are focused on continued investment in four key areas of digital: IoT, AI, experience-driven software engineering and cloud. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers.
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

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying disclosures. The COVID-19 pandemic may affect management's estimates and assumptions of variable consideration in contracts with customers as well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions, such as the annual effective tax rate, the allowance for doubtful accounts, the recoverability of capitalized deferred charges and the fair value of goodwill, long-lived assets and indefinite-lived intangible assets We evaluate our estimates on a continuous basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.
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

On initial recognition and on an ongoing basis, we evaluate our held-to-maturity investment securities for expected credit losses collectively when they share similar risk characteristics or individually, when the risk characteristics are different. The allowance for expected credit losses is determined using our historical loss experience. We monitor the credit ratings of the securities in our portfolio to evaluate the need for any changes to the allowance. An increase or a decrease in the allowance for expected credit losses is recorded through income as a credit loss expense or a reversal thereof. The allowance for expected credit losses is presented as a deduction from the amortized cost. A held-to-maturity investment security is written off when deemed uncollectible.
Financial Assets and Liabilities. Cash and certain cash equivalents, time deposits, trade receivables, accounts payable and other accrued liabilities are short-term in nature and, accordingly, their carrying values approximate fair value.
Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the asset. Deposits paid towards acquisition of long-lived assets and the cost of assets not put in use by the balance sheet date are disclosed under the caption "Capital work-in-progress" in Note 6.

Leases. Our lease asset classes primarily consist of operating leases for office space, data centers and IT equipment. At inception of a contract, we determine whether a contract contains a lease, and if a lease is identified, whether it is an operating or finance lease. In determining whether a contract contains a lease we consider whether (1) we have the right to obtain substantially all of the economic benefits from the use of the asset throughout the term of the contract, (2) we have the right to direct how and for what purpose the asset is used throughout the term of the contract and (3) we have the right to operate the asset throughout the term of the contract without the lessor having the right to change the terms of the contract. Some of our lease agreements contain both lease and non-lease components that we account for as a single lease component for all of our lease asset classes.
Our ROU lease assets represent our right to use an underlying asset for the lease term and may include any advance lease payments made and any initial direct costs and exclude lease incentives. Our lease liabilities represent our obligation to make lease payments arising from the terms of the lease. ROU lease assets and lease liabilities are recognized at the commencement of the lease and are calculated using the present value of lease payments over the lease term. Typically, our lease agreements do not provide sufficient detail to arrive at an implicit interest rate. Therefore, we use our estimated country-specific incremental borrowing rate based on information available at the commencement date of the lease to calculate the present value of the lease payments. In estimating our country-specific incremental borrowing rates, we consider market rates of comparable collateralized borrowings for similar terms. Our lease terms may include the option to extend or terminate the lease before the end of the contractual lease term. Our ROU lease assets and lease liabilities include these options when it is reasonably certain that they will be exercised.
A portion of our real estate lease costs is subject to annual changes in the CPI. The changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments is incurred. Other variable lease costs primarily relate to adjustments for common area maintenance, utilities, property tax and lease concessions due to the COVID-19 pandemic. These variable costs are recognized in the period in which the obligation for those payments is incurred.

We elect not to recognize ROU assets and lease liabilities for short-term leases with a term equal to or less than 12 months. We recognize the lease payments in our income statement on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Both ROU assets and finance lease assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset group may not be recoverable.
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
Cloud Computing Arrangements. We capitalize certain implementation costs within prepaid assets that are incurred when implementing cloud computing service or SaaS arrangements, which primarily include efforts associated with configuration and development activities. Once the service is ready for use, capitalized costs are amortized over the term of the arrangement and recognized in income from operations.
Software to be Sold, Leased or Marketed. We capitalize costs incurred after technological feasibility is reached but before software is available for general release to clients, which primarily include coding and testing activities. Once the product is ready for general release, capitalized costs are amortized over the useful life of the software.
Business Combinations. We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any noncontrolling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their expected useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.
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
Equity Method Investments. Equity investments that give us the ability to exercise significant influence, but not control, over an investee are accounted for using the equity method of accounting and recorded in the caption "Long-term investments" on our consolidated statements of financial position. Equity method investments are initially recorded at cost. We periodically review the carrying value of our equity method investments to determine if there has been an other-than-temporary decline in the carrying value. The investment balance is increased to reflect contributions and our share of earnings and decreased to reflect our share of losses, distributions, and other-than-temporary impairments. The Company's proportionate share of the net income or loss of the investee is recorded in the caption "Income (loss) from equity method investments" on our consolidated statements of operations.
Long-lived Assets and Finite-lived Intangible Assets. We review long-lived assets and certain finite-lived identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The carrying amount may not be recoverable when the sum of undiscounted expected future cash flows is less than the carrying amount of such asset groups. The impairment loss is determined as the amount by which the carrying amount of the asset group exceeds its fair value. Intangible assets consist primarily of customer relationships and developed technology, which are being amortized on a straight-line basis over their estimated useful lives.
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
Stock Repurchase Program. Under the Board of Directors authorized stock repurchase program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a 10b5-1 Plan, or in private transactions, including through ASR agreements entered into with financial institutions, in accordance with applicable federal securities laws. We account for the repurchased shares as constructively retired. Shares are returned to the status of authorized and unissued shares at the time of repurchase or in the periods they are delivered if repurchased under an ASR. To reflect share repurchases in the consolidated statements of financial position, we (1) reduce common stock for the par value of the shares, (2) reduce additional paid-in capital for the amount in excess of par during the period in which the shares are repurchased and (3) record any residual amount in excess of available additional paid-in capital to retained earnings. Upfront payments related to ASRs are accounted for as a reduction to stockholders’ equity in the consolidated statements of financial position in the period the payments are made.
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
Revenues related to fixed-price contracts for application development and systems integration services, consulting or other technology services are recognized as the service is performed using the cost to cost method, under which the total value of revenues is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs. Revenues related to fixed-price application maintenance, testing and business process services are recognized based on our right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered. If our invoicing is not consistent with the value delivered, revenues are recognized as the service is performed based on the cost to cost method described above. The cost to cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information; such estimates and changes in estimates involve the use of judgment. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately, where appropriate.

Revenues related to fixed-price hosting and infrastructure services are recognized based on our right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered. If our invoicing is not consistent with the value delivered, revenues are recognized on a straight-line basis unless revenues are earned and obligations are fulfilled in a different pattern. The revenue recognition method applied to the types of contracts described above provides the most faithful depiction of performance towards satisfaction of our performance obligations; for example, the cost to cost method is used when the value of services provided to the customer is best represented by the costs expended to deliver those services.

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

Incentive revenues, volume discounts, or any other form of variable consideration is estimated using either the sum of probability weighted amounts in a range of possible consideration amounts (expected value) or the single most likely amount in a range of possible consideration amounts (most likely amount), depending on which method better predicts the amount of consideration to which we may be entitled. We include in the transaction price variable consideration only to the extent it is probable that a significant reversal of revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether and when to include estimated amounts in the transaction price may involve judgment and are based largely on an assessment of our anticipated performance and all information that is reasonably available to us.

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
Allowance for Expected Credit Losses. We calculate expected credit losses for our trade accounts receivable and contract assets. Expected credit losses include losses expected based on known credit issues with specific customers as well as a general expected credit loss allowance based on relevant information about past events, including historical loss rates, current conditions, and reasonable economic forecasts that affect collectibility. We update our allowance for expected credit losses on a quarterly basis with changes in the allowance recognized in income from operations.
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
Stock-Based Compensation. Stock-based compensation expense for awards of equity instruments to employees and non-employee directors is determined based on the grant date fair value of those awards. We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates. Stock-based compensation costs for PSUs that vest proportionally are recognized on a graded-vesting basis over the vesting period based on the most probable outcome of the performance conditions. If the minimum performance targets are not met, no compensation cost is recognized and any recognized compensation cost is reversed except for awards subject to a market condition. The fair value of RSUs and PSUs is determined based on the number of stock units granted and the quoted price of our stock at the date of grant. The fair value of PSUs granted subject to a market condition is determined using a Monte Carlo valuation model.
Foreign Currency. The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at current exchange rates while revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the caption "Accumulated other comprehensive income (loss)" on the consolidated statements of financial position.
Foreign currency transactions and balances are those that are denominated in a currency other than the entity’s functional currency. An entity's functional currency is the currency of the primary economic environment in which it operates. The U.S. dollar is the functional currency for some of our foreign subsidiaries. For these subsidiaries, transactions and balances denominated in the local currency are foreign currency transactions. Foreign currency transactions and balances related to non-monetary assets and liabilities are remeasured to the functional currency of the entity at historical exchange rates while monetary assets and liabilities are remeasured to the functional currency of the entity at current exchange rates. Foreign currency exchange gains or losses from remeasurement are included in the caption "Foreign currency exchange gain (losses), net" on our consolidated statements of operations together with gains or losses on our undesignated foreign currency hedges.
Derivative Financial Instruments. Derivative financial instruments are recorded on our consolidated statements of financial position as either an asset or liability measured at its fair value as of the reporting date. Our derivative financial instruments consist primarily of foreign exchange forward and option contracts. For derivative financial instruments to qualify for hedge accounting, the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and must expose us to risk; and (3) it must be expected that a change in fair value of the hedging instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. Changes in our derivatives’ fair values are recognized in net income unless specific hedge accounting and documentation criteria are met (i.e., the instruments are designated and accounted for as hedges). We record the effective portion of the unrealized gains and losses on our derivative financial instruments that are designated as cash flow hedges in the caption "Accumulated other comprehensive income (loss)" in the consolidated statements of financial position. Any ineffectiveness or excluded portion of a designated cash flow hedge is recognized in net income. Upon occurrence of the hedged transaction, the gains and losses on the derivative are recognized in net income.
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
Earnings Per Share. Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding. We exclude from the calculation of diluted EPS options with exercise prices that are greater than the average market price and shares related to stock-based awards whose combined exercise price and unamortized fair value were greater in each of those periods than the average market price of our common stock for the period, because their effect would be anti-dilutive. We excluded less than 1 million of anti-dilutive shares in each of 2020, 2019 and 2018 from our diluted EPS calculation. We include PSUs in the dilutive potential common shares when they become contingently issuable per the authoritative guidance and exclude them when they are not contingently issuable.

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
As a result of the adoption, we recorded an increase to total assets of $758 million, total liabilities of $756 million, and opening retained earnings of $2 million.
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

	Year Ended
	December 31, 2020
	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
	(in millions)
Revenues
Geography:
North America	$4,013	$4,181	$2,650	$1,737	$12,581
United Kingdom	463	157	371	344	1,335
Continental Europe	629	434	413	177	1,653
Europe - Total	1,092	591	784	521	2,988
Rest of World	516	80	262	225	1,083
Total	$5,621	$4,852	$3,696	$2,483	$16,652

Service line:
Consulting and technology services	$3,691	$2,786	$2,249	$1,456	$10,182
Outsourcing services	1,930	2,066	1,447	1,027	6,470
Total	$5,621	$4,852	$3,696	$2,483	$16,652

Type of contract:
Time and materials	$3,548	$1,950	$1,548	$1,515	$8,561
Fixed-price	1,736	1,777	1,741	871	6,125
Transaction or volume-based	337	1,125	407	97	1,966
Total	$5,621	$4,852	$3,696	$2,483	$16,652

	Year Ended
	December 31, 2019
	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
	(in millions)
Revenues
Geography:
North America	$4,137	$4,147	$2,678	$1,764	$12,726
United Kingdom	484	130	380	319	1,313
Continental Europe	728	341	453	169	1,691
Europe - Total	1,212	471	833	488	3,004
Rest of World	520	77	259	197	1,053
Total	$5,869	$4,695	$3,770	$2,449	$16,783

Service line:
Consulting and technology services	$3,782	$2,564	$2,295	$1,305	$9,946
Outsourcing services	2,087	2,131	1,475	1,144	6,837
Total	$5,869	$4,695	$3,770	$2,449	$16,783

Type of contract:
Time and materials	$3,651	$1,845	$1,632	$1,528	$8,656
Fixed-price	1,922	1,635	1,730	803	6,090
Transaction or volume-based	296	1,215	408	118	2,037
Total	$5,869	$4,695	$3,770	$2,449	$16,783

	Year Ended
	December 31, 2018
	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
	(in millions)
Revenues
Geography:
North America	$4,162	$4,254	$2,397	$1,480	$12,293
United Kingdom	481	91	358	344	1,274
Continental Europe	666	270	440	187	1,563
Europe - Total	1,147	361	798	531	2,837
Rest of World	536	53	220	186	995
Total	$5,845	$4,668	$3,415	$2,197	$16,125

Service line:
Consulting and technology services	$3,571	$2,553	$2,024	$1,161	$9,309
Outsourcing services	2,274	2,115	1,391	1,036	6,816
Total	$5,845	$4,668	$3,415	$2,197	$16,125

Type of contract:
Time and materials	$3,762	$1,836	$1,506	$1,366	$8,470
Fixed-price	1,859	1,852	1,521	734	5,966
Transaction or volume-based	224	980	388	97	1,689
Total	$5,845	$4,668	$3,415	$2,197	$16,125

In the fourth quarter of 2020, we made an offer to settle and exit a large customer engagement in Financial Services in Continental Europe. The offer includes, among other terms, a proposed payment and the forgiveness of certain receivables. The 2020 impact of the Proposed Exit was a reduction of revenues of $118 million and additional expenses of $33 million, primarily related to the impairment of long-lived assets. While the amounts recorded are based on our best estimate of the expected terms of the exit, the negotiations are ongoing and, as such, we may not reach an agreement or the final terms of the agreement that is reached may materially differ from those contemplated in our accounting. In either instance, there could be additional impacts to our statement of operations, financial condition and our cash flows.
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

	2020	2019
	(in millions)
Beginning balance	$485	$400
Costs capitalized	98	189
Amortization expense	(102)	(79)
Impairment charge	(14)	(25)
Ending balance	$467	$485
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

	2020	2019
	(in millions)
Beginning balance	$334	$305
Revenues recognized during the period but not billed	289	313
Amounts reclassified to trade accounts receivable	(308)	(284)
Ending balance	$315	$334
Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. The table below shows significant movements in the deferred revenue balances (current and noncurrent):

	2020	2019
	(in millions)
Beginning balance	$336	$348
Amounts billed but not recognized as revenues	368	319
Revenues recognized related to the opening balance of deferred revenue	(285)	(261)
Other (1)	—	(70)
Ending balance	$419	$336

(1)    See the Business Combinations section in Note 1.
Revenues recognized during the year ended December 31, 2020 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Remaining Performance Obligations
As of December 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, was $1,446 million, of which approximately 75% is expected to be recognized as revenues within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:
(1)contracts with a duration of one year or less as determined under the New Revenue Standard,
(2)contracts for which we recognize revenues based on the right to invoice for services performed,
(3)variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606-10-32-40 have been met, or
(4)variable consideration in the form of a sales-based or usage based royalty promised in exchange for a license of intellectual property.
Many of our performance obligations meet one or more of these exemptions and therefore are not included in the remaining performance obligation amount disclosed above.
Trade Accounts Receivable and Allowance for Doubtful Accounts
We calculate expected credit losses for our trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in the allowance for our trade accounts receivable:

	2020	2019
	(in millions)
Beginning balance	$67	$78
Impact of adoption of the Credit Loss Standard	(1)	—
Provision for expected credit losses	8	(11)
Write-offs charged against the allowance	(17)	—
Ending balance	$57	$67

Note 3 — Business Combinations

Acquisitions completed during each of the three years ended December 31, 2020, 2019 and 2018 were not individually or in the aggregate material to our operations. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to tangible and intangible assets and liabilities, including deductible and non-deductible goodwill, based on their estimated fair values. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an amortizable intangible asset.

2020

In 2020, we acquired 100% ownership of:
•Code Zero, a provider of consulting and implementation services acquired to strengthen our cloud solutions portfolio and Salesforce Configure-Price-Quote and billing capabilities (acquired on January 31, 2020);
•Lev, a Salesforce Platinum Partner specializing in digital marketing consultancy and implementation of custom cloud solutions acquired to further expand our global Salesforce practice (acquired on March 27, 2020);
•EI-Technologies, a digital technology consulting firm and leading Salesforce specialist acquired to expand our global Salesforce practice (acquired on May 29, 2020);
•Collaborative Solutions, a provider of Workday enterprise cloud applications for finance and human resources acquired to strengthen our portfolio of cloud offerings (acquired on June 10, 2020);
•New Signature, an independent Microsoft public cloud transformation company acquired to expand our hyperscale cloud advisory services and provide the foundation for our new, dedicated practice centered on Microsoft cloud solutions (acquired on August 18, 2020);

•the net assets of Tin Roof, a custom software and digital product development services company acquired to expand our software product engineering footprint in the United States (acquired on September 16, 2020);
•10th Magnitude, a leading cloud specialist focused on the Microsoft Azure cloud computing platform acquired to expand our Microsoft Azure expertise (acquired on September 30, 2020);
•the net assets of Bright Wolf, a technology service provider specializing in customer Industrial IoT solutions acquired to expand our smart products offering and expertise in architecting and implementing Industrial IoT solutions (acquired on November 2, 2020); and
•Inawisdom, an Amazon Web Services consulting partner with expertise in AI, machine learning, and data analytics acquired to expand our client services in Europe and strengthen our end-to-end cloud-native AI and machine learning solutions portfolio (acquired on December 18, 2020).
The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

	Collaborative Solutions	New Signature	Tin Roof	10th Magnitude	Others	Total	Weighted Average Useful Life
	(dollars in millions)
Cash	$10	$13	$—	$2	$10	$35
Trade accounts receivable	38	13	10	7	21	89
Property and equipment and other assets	6	6	1	2	15	30
Operating lease assets, net	6	7	2	4	13	32
Non-deductible goodwill	44	292	—	90	66	492
Deductible goodwill	281	—	86	39	92	498
Customer relationship intangible assets	37	8	69	10	21	145	9.8 years
Other intangible assets	8	1	—	—	2	11	5.4 years
Current liabilities	(25)	(20)	(13)	(15)	(23)	(96)
Noncurrent liabilities	(5)	(8)	(2)	(5)	(15)	(35)
Purchase price, inclusive of contingent consideration (1)	$400	$312	$153	$134	$202	$1,201

(1)The purchase price for our acquisitions includes contingent consideration components with a collective maximum payout of $59 million, valued at $42 million at the date of acquisition, which is contingent upon achieving certain performance thresholds during the first two calendar years following the date of acquisition.
For the year ended December 31, 2020, revenues from acquisitions completed in 2020, since the dates of acquisition, were $222 million. For acquisitions completed in 2020, the allocation is preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.
2019
In 2019, we acquired 100% ownership of:
•Mustache, a creative content agency based in the United States, acquired to extend our capabilities in creating original and branded content for digital, broadcast and social mediums (acquired on January 15, 2019);
•Meritsoft, a financial software company based in Ireland, acquired to complement our service offerings to capital markets institutions (acquired on March 4, 2019);
•Samlink, a developer of services and solutions for the financial sector based in Finland, acquired to strengthen our banking capabilities and create a strategic partnership with three Finnish financial institutions to transform and operate a shared core banking platform (acquired on April 1, 2019);
•Zenith, a life sciences company based in Ireland, acquired to extend our service capabilities for connected biopharmaceutical and medical device manufacturers (acquired on July 29, 2019); and
•Contino, a technology consulting firm acquired to extend our capabilities in enterprise DevOps and cloud transformation (acquired on October 31, 2019).

The allocations of purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

	Contino	Meritsoft	Zenith	Others	Total	Weighted Average Useful Life
	(dollars in millions)
Cash	$7	$14	$9	$15	$45
Current assets	16	6	52	21	95
Property and equipment and other noncurrent assets	4	1	6	14	25
Non-deductible goodwill	198	147	76	21	442
Customer relationship intangible assets	29	46	73	19	167	10.7 years
Other intangible assets	2	29	4	6	41	6.1 years
Current liabilities	(11)	(3)	(35)	(22)	(71)
Noncurrent liabilities	(10)	(12)	(17)	(10)	(49)
Purchase price, inclusive of contingent consideration	$235	$228	$168	$64	$695

Note 4 — Restructuring Charges
During 2020, we incurred costs related to both our realignment program and our 2020 Fit for Growth Plan. Our realignment program, which began in 2017, improved our client focus, our cost structure and the efficiency and effectiveness of our delivery while continuing to drive revenue growth. Our 2020 Fit for Growth Plan, which began in the fourth quarter of 2019, simplified our organizational model and optimized our cost structure in order to partially fund the investments required to execute on our strategy and advance our growth agenda and included our decision to exit certain content-related services that were not in line with our strategic vision for the Company. The total costs related to our realignment program and our 2020 Fit for Growth Plan are reported in "Restructuring charges" in our consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are included in our segment reporting as “unallocated costs”. See Note 19.
Charges related to our realignment program and our 2020 Fit for Growth Plan were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Realignment Program:
Employee separation costs	$—	$64	$18
Executive Transition Costs	—	22	—
Employee retention costs	15	45	—
Professional fees	27	38	1
2020 Fit for Growth Plan:
Employee separation costs	127	45	—
Employee retention costs	5	2	—
Facility exit costs and other charges (1)	41	1	—
Total restructuring charges	$215	$217	$19

(1)Includes $7 million of accelerated depreciation for the year ended December 31, 2020.
The 2020 Fit for Growth Plan charges include $23 million and $5 million of costs incurred in 2020 and 2019, respectively, related to our exit from certain content-related services.

Changes in our accrued employee separation costs, for both our realignment program and our 2020 Fit for Growth Plan, included in "Accrued expenses and other current liabilities" in our consolidated statements of financial position, are presented in the table below.

	2020	2019
	(in millions)
Beginning balance	$47	$—
Employee separation costs accrued	127	109
Payments made	157	62
Ending balance	$17	$47

Note 5 — Investments
Our investments were as follows as of December 31:

	2020	2019
	(in millions)
Short-term investments:
Equity investment security	$27	$26
Held-to-maturity investment securities	14	287
Time deposits (1)	3	466
Total short-term investments	$44	$779

Long-term investments:
Equity and cost method investments	$35	$17
Time deposits (1)	405	—
Total long-term investments	$440	$17

(1)As of December 31, 2020, $405 million in restricted time deposits related to deposits under lien with the ITD were classified as long-term. As of December 31, 2019, $414 million in restricted time deposits were classified as short-term. See Note 11.

Equity Investment Security

Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the years ended December 31, 2020 and 2019.

Available-for-Sale Investment Securities

During 2019, all of our available-for-sale investment securities either matured or were sold. We determine the cost of the securities sold based on the specific identification method. Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	2020	2019	2018
	(in millions)
Proceeds from sales of available-for-sale investment securities	$—	$1,712	$1,285

Gross gains	$—	$6	$—
Gross losses	—	(5)	(4)
Net realized gains (losses) on sales of available-for-sale investment securities	$—	$1	$(4)

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
The amortized cost and fair value of held-to-maturity investment securities were as follows as of December 31:

	2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments, due within one year:
Corporate and other debt securities	$14	$14	$101	$101
Commercial paper	—	—	186	186
Total short-term held-to-maturity investments	$14	$14	$287	$287
As of December 31, 2020, there were no held-to-maturity investment securities in an unrealized loss position. As of December 31, 2019, $70 million in commercial paper and $42 million in corporate and other debt securities were in an unrealized loss position, the total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months.
The securities in our portfolio are highly rated and short-term in nature. As of December 31, 2020, our corporate and other debt securities were rated AAA by CRISIL, an Indian subsidiary of S&P Global.

Equity and Cost Method Investments
As of December 31, 2020 and 2019, we had equity method investments of $31 million and $9 million, respectively. During 2020, we acquired a $26 million equity method investment in the technology sector. In addition, we have an equity method investment which consists of a 49% ownership interest in a strategic consulting firm specializing in the use of human sciences to help business leaders better understand customer behavior. During 2019, as a result of events indicating one of our investments experienced an other-than-temporary impairment, we assessed its fair value and determined that the carrying value exceeded the fair value. As such, we recorded an impairment charge of $57 million in the fourth quarter of 2019 within the caption "Income (loss) from equity method investments" in our consolidated statement of operations. In determining the fair value of the equity method investment we considered results from the following valuation methodologies: income approach, based on discounted future cash flows, market approach, based on current market multiples and net asset value approach, based on the assets and liabilities of the investee. The basis for the measurement of fair value for this equity method investment is Level 3 in the fair value hierarchy.
As of December 31, 2020 and 2019, we had cost method investments of $4 million and $8 million, respectively.

Note 6 — Property and Equipment, net
Property and equipment were as follows as of December 31:

	Estimated Useful Life	2020	2019
	(in years)	(in millions)
Buildings	30	$783	$790
Computer equipment	3 – 5	636	516
Computer software	3 – 8	840	820
Furniture and equipment	5 – 9	761	702
Land		7	11
Capital work-in-progress		122	133
Leasehold improvements	Shorter of the lease term or the life of the asset	424	379
Sub-total		3,573	3,351
Accumulated depreciation and amortization		(2,322)	(2,042)
Property and equipment, net		$1,251	$1,309

Depreciation and amortization expense related to property and equipment was $407 million, $363 million and $347 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The gross amount of property and equipment recorded under finance leases was $37 million and $30 million as of December 31, 2020 and 2019, respectively. Accumulated amortization for our ROU finance lease assets was $23 million and $14 million as of December 31, 2020 and 2019, respectively. Amortization expense related to our ROU finance lease assets was $7 million and $11 million for the year ended December 31, 2020 and 2019, respectively. Amortization expense related to our capital lease assets was immaterial for the year ended December 31, 2018.

The gross amount of property and equipment recorded for software to be sold, leased or marketed reported in the caption "Computer software" above was $159 million and $129 million as of December 31, 2020 and 2019, respectively. Accumulated amortization for software to be sold, leased or marketed was $73 million and $46 million as of December 31, 2020 and 2019, respectively. Amortization expense for software to be sold, leased or marketed recorded as property and equipment was $30 million, $22 million and $14 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 7 — Leases

The following table provides information on the components of our operating and finance leases included in our consolidated statement of financial position as of December 31:

Leases	Location on Statement of Financial Position	2020	2019
Assets		(in millions)
ROU operating lease assets	Operating lease assets, net	$1,013	$926
ROU finance lease assets	Property and equipment, net	14	16
	Total	$1,027	942

Liabilities
Current
Operating lease	Operating lease liabilities	$211	202
Finance lease	Accrued expenses and other current liabilities	11	11
Noncurrent
Operating lease	Operating lease liabilities, noncurrent	846	745
Finance lease	Other noncurrent liabilities	11	15
	Total	$1,079	$973

For the years ended December 31, 2020 and 2019, our operating lease costs were $302 million and $264 million, respectively, including variable lease costs of $14 million and $18 million, respectively. Our short-term lease rental expense was $20 million and $16 million for the years ended December 31, 2020 and 2019, respectively. Lease interest expense related to our finance leases for years ended December 31, 2020 and 2019 was immaterial.
The following table provides information on the weighted average remaining lease term and weighted average discount rate for our operating leases as of December 31:

Operating Lease Term and Discount Rate	2020	2019

Weighted average remaining lease term	6.2 years	6.0 years
Weighted average discount rate	5.7%	6.0%
The following table provides supplemental cash flow information related to our operating leases as of December 31:

	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$271	$232
ROU assets obtained in exchange for operating lease liabilities	273	274
Cash paid for amounts included in the measurement of finance lease liabilities and ROU assets obtained in exchange for finance lease liabilities were each immaterial for the years ended December 31, 2020 and 2019.

The following table provides the schedule of maturities of our operating lease liabilities and a reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the statement of financial position as of December 31:

2020
(in millions)
2021	$260
2022	218
2023	180
2024	143
2025	121
Thereafter	349
Total lease payments	1,271
Interest	(214)
Total lease liabilities	$1,057
As of December 31, 2020, we had $92 million of additional obligations related to operating leases whose lease term had yet to commence and which are therefore not included in our statement of financial position. These leases are primarily related to real estate and will commence in various months in 2021 and 2022 with lease terms of 1 year to 11 years.

Note 8 — Goodwill and Intangible Assets, net
Changes in goodwill by our reportable segments were as follows for the years ended December 31, 2020 and 2019:

Segment	January 1, 2020	Goodwill Additions and Adjustments	Foreign Currency Translation Adjustments	December 31, 2020
	(in millions)
Financial Services	$700	$204	$28	$932
Healthcare	2,595	149	11	2,755
Products and Resources	417	346	17	780
Communications, Media and Technology	267	289	8	564
Total goodwill	$3,979	$988	$64	$5,031

Segment	January 1, 2019	Goodwill Additions and Adjustments	Foreign Currency Translation Adjustments	Other(1)	December 31, 2019
	(in millions)
Financial Services	$411	$288	$(2)	$3	$700
Healthcare	2,469	86	—	40	2,595
Products and Resources	384	18	1	14	417
Communications, Media and Technology	217	49	1	—	267
Total goodwill	$3,481	$441	$—	$57	$3,979

(1)    See the Business Combinations section in Note 1.
Beginning with the first quarter of 2020, COVID-19 negatively affected all major economic and financial markets and, although there is a wide range of possible outcomes and the associated impact is highly dependent on variables that are difficult to forecast, we deemed the deterioration in general economic conditions sufficient to trigger an interim impairment testing of goodwill as of March 31, 2020. Our interim test results as of March 31, 2020 indicated that the fair values of all of our reporting units exceeded their carrying values and thus, no impairment of goodwill existed as of March 31, 2020. Based on our most recent goodwill impairment assessment performed as of October 31, 2020, we concluded that the goodwill in each of our reporting units was not at risk of impairment. We have not recognized any impairment losses on our goodwill.
Components of intangible assets were as follows as of December 31:

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$1,333	$(490)	$843	$1,181	$(390)	$791
Developed technology	388	(286)	102	388	(239)	149
Indefinite lived trademarks	72	—	72	72	—	72
Finite lived trademarks and other	80	(51)	29	71	(42)	29
Total intangible assets	$1,873	$(827)	$1,046	$1,712	$(671)	$1,041

Other than certain trademarks with indefinite lives, our intangible assets have finite lives and, as such, are subject to amortization. Amortization of intangible assets totaled $152 million for 2020, $162 million for 2019 and $151 million for 2018.
The following table provides the estimated amortization expense related to our existing intangible assets for the next five years.

Estimated Amortization
(in millions)
2021	$159
2022	150
2023	107
2024	102
2025	99

Note 9 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows as of December 31:

	2020	2019
	(in millions)
Compensation and benefits	$1,607	$1,239
Customer volume and other incentives	266	251
Derivative financial instruments	1	8
Income taxes	34	152
Professional fees	143	137
Travel and entertainment	7	24
Other	461	380
Total accrued expenses and other current liabilities	$2,519	$2,191

Note 10 — Debt
In 2018, we entered into a Credit Agreement providing for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan.
The Credit Agreement requires interest to be paid, at our option, at either the ABR or the Eurocurrency Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Eurocurrency Rate loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Eurocurrency Rate loans may range from 0.75% to 1.125%, depending on our public debt ratings (or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement). Our Credit Agreement also provides a mechanism for determining an alternative rate of interest to the Eurocurrency rate after LIBOR is no longer available. Under the Credit Agreement, we are required to pay commitment fees on the unused portion of the revolving credit facility, which vary based on our public debt ratings (or, if we have not received public debt ratings, on the Leverage Ratio). As the interest rates on our Term Loan and any notes outstanding under the revolving credit facility are variable, the fair value of our debt balances approximates their carrying value as of December 31, 2020 and 2019.
The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement, not in excess of 3.50 to 1.00, or for a period of up to four quarters following certain material acquisitions, 3.75 to 1.00. We were in compliance with all debt covenants and representations of the Credit Agreement as of December 31, 2020.
In February 2020, our India subsidiary renewed its 13 billion Indian rupee ($178 million at the December 31, 2020 exchange rate) working capital facility, which requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days of disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February. As of December 31, 2020, we have not borrowed funds under this facility.
Short-term Debt
The following summarizes our short-term debt balances as of December 31:

	2020		2019
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(in millions)		(in millions)
Term Loan - current maturities	$38	1.0%	$38	2.6%

Long-term Debt
The following summarizes our long-term debt balances as of December 31:

	2020	2019
	(in millions)
Term Loan	$703	$741
Less:
Current maturities	(38)	(38)
Deferred financing costs	(2)	(3)
Long-term debt, net of current maturities	$663	$700
The following represents the schedule of maturities of our term loan:

Year	Amounts
(in millions)
2021	$38
2022	38
2023	627
$703

Note 11 — Income Taxes
Income before provision for income taxes shown below is based on the geographic location to which such income was attributed for years ended December 31:

	2020	2019	2018
	(in millions)
United States	$814	$931	$947
Foreign	1,282	1,612	1,850
Income before provision for income taxes	$2,096	$2,543	$2,797
The provision for income taxes consisted of the following components for the years ended December 31:

	2020	2019	2018
	(in millions)
Current:
Federal and state	$137	$549	$241
Foreign	383	400	449
Total current provision	520	949	690
Deferred:
Federal and state	(77)	(320)	1
Foreign	261	14	7
Total deferred provision (benefit)	184	(306)	8
Total provision for income taxes	$704	$643	$698
In March 2020, the Indian parliament enacted the Budget of India, which contained a number of provisions related to income tax, including a replacement of the DDT, previously due from the dividend payer, with a tax payable by the shareholder receiving the dividend. This provision reduced the tax rate applicable to us for cash repatriated from India. Following this change, during the first quarter of 2020, we limited our indefinite reinvestment assertion to India earnings accumulated in prior years. In July 2020, the U.S. Treasury Department and the IRS released final regulations on Global Intangible Low-Taxed Income ("GILTI"), which became effective in September 2020, that reduced the tax applicable on our accumulated Indian earnings upon repatriation. As a result, during the third quarter of 2020, after a thorough analysis of the impact of these changes in law on the cost of earnings repatriation and considering our strategic decision to increase our investments to accelerate growth in various international markets and expand our global delivery footprint, we reversed our indefinite reinvestment assertion on Indian earnings accumulated in prior years and recorded a $140 million Tax on Accumulated Indian Earnings. The recorded income tax expense reflects the India withholding tax on unrepatriated Indian earnings, which were $5.2 billion as of December 31, 2019, net of applicable U.S. foreign tax credits. On October 28, 2020, our subsidiary in India remitted a dividend of $2.1 billion, which resulted in a net payment of $2.0 billion to its shareholders (non-Indian Cognizant entities), after payment of $106 million of India withholding tax.
We are involved in an ongoing dispute with the ITD in connection with a previously disclosed 2016 share repurchase transaction undertaken by CTS India to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $2.8 billion. As a result of that transaction, which was undertaken pursuant to a plan approved by the High Court in Chennai, India, we previously paid $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, we received a communication from the ITD asserting that the ITD is owed an additional 33 billion Indian rupees ($452 million at the December 31, 2020 exchange rate) on the 2016 transaction. Immediately thereafter, the ITD placed an attachment on certain of our India bank accounts. In addition to the dispute on the 2016 transaction, we are also involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes collectively referred to as the "ITD Dispute").
In April 2018, the High Court admitted our writ petition for a stay of the actions of the ITD and lifted the ITD’s attachment on our bank accounts. As part of the interim stay order, we deposited 5 billion Indian rupees ($68 million at the December 31, 2020 exchange rate and $70 million at the December 31, 2019 exchange rate) representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. In addition, the Court also placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($384 million at the December 31, 2020 exchange rate and $393 million at the December 31, 2019 exchange rate), which is the remainder of the disputed tax amount related to the 2016 transaction. In June 2019, the High Court dismissed our previously admitted writ petitions on the ITD Dispute, holding that the Company must exhaust other remedies, such as pursuing the matter before other appellate bodies, for resolution of the ITD Dispute prior to intervention by the High Court. The High Court did not issue a ruling on the substantive issue of whether we owe additional tax as a result of either the 2016 or the 2013 transaction. In July 2019, we appealed the High Court’s orders before the Division Bench. In September 2019, the Division Bench partly allowed the Company’s appeal with respect to the 2016 transaction, but did not issue a ruling on the substantive issue of the tax implications of the transactions. In October 2019, we filed a SLP before the SCI with respect to the 2016 transaction.
In March 2020, the SCI referred the case based on the 2016 transaction back to the ITD with directions to carry out the assessment following the due process of law. Further, until the conclusion of the assessment, the SCI maintained in place the lien on our 28 billion Indian rupees time deposit and did not order the release of the 5 billion Indian rupees deposit held by the ITD. In April 2020, we received an assessment from the ITD, which is consistent with its previous assertions regarding our 2016 transaction. In June 2020, we filed an appeal against this assessment. The ruling of the SCI and the ITD's assessment created additional uncertainty as to the timing of the resolution of this case and, as a result, in the first quarter of 2020 we reclassified the deposits under lien, which are considered restricted assets, and the deposit with the ITD to noncurrent assets. As of December 31, 2020 and 2019, the balance of deposits under lien was $405 million presented in "Long-term investments" and $414 million presented in "Short-term investments", respectively, including a portion of the interest previously earned. As of December 31, 2020 and 2019, the deposit with the ITD was $68 million presented in "Other noncurrent assets" and $70 million presented in "Other current assets", respectively.
We believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions. Accordingly, we have not recorded any reserves for these matters as of December 31, 2020.

The reconciliation between our effective income tax rate and the U.S. federal statutory rate were as follows for the years ended December 31:

	2020	%	2019	%	2018	%
	(Dollars in millions)
Tax expense, at U.S. federal statutory rate	$440	21.0	$534	21.0	$587	21.0
State and local income taxes, net of federal benefit	52	2.5	59	2.3	56	2.0
Non-taxable income for Indian tax purposes	(48)	(2.3)	(90)	(3.5)	(146)	(5.2)
Rate differential on foreign earnings	178	8.5	145	5.7	206	7.4
Net impact related to the implementation of the Tax Reform Act	—	—	—	—	(5)	(0.2)
Net impact related to the India Tax Law	—	—	21	0.8	—	—
Recognition of previously unrecognized income tax benefits related to uncertain tax positions	—	—	—	—	(12)	(0.4)
Credits and other incentives	(51)	(2.4)	(57)	(2.2)	(19)	(0.7)
Reversal of indefinite reinvestment assertion	140	6.6	—	—	—	—
Other	(7)	(0.3)	31	1.2	31	1.1
Total provision for income taxes	$704	33.6	$643	25.3	$698	25.0
The significant components of deferred income tax assets and liabilities recorded on the consolidated statements of financial position were as follows as of December 31:

	2020	2019
	(in millions)
Deferred income tax assets:
Net operating losses	$36	$27
Revenue recognition	41	39
Compensation and benefits	259	171
MAT and credit carryforwards	109	307
Expenses not currently deductible	147	352
	592	896
Less: valuation allowance	(29)	(24)
Deferred income tax assets, net	563	872
Deferred income tax liabilities:
Depreciation and amortization	198	187
Deferred costs	105	110
Other	21	25
Deferred income tax liabilities	324	322
Net deferred income tax assets	$239	$550
At December 31, 2020, we had foreign and U.S. net operating loss carryforwards of approximately $55 million and $98 million, respectively. We have recorded valuation allowances on certain net operating loss carryforwards. As of December 31, 2020 and 2019, deferred income tax assets related to the MAT carryforwards were $98 million and $176 million, respectively. The calculation of the MAT includes all profits realized by our Indian subsidiaries and any MAT paid is creditable against future corporate income tax, subject to certain limitations.
Our Indian subsidiaries are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within SEZs for periods of up to 15 years. Our SEZ income tax holiday benefits are currently scheduled to expire in whole or in part through the year 2028 and may be extended on a limited basis for an additional five years per unit if certain reinvestment criteria are met. Our Indian profits ineligible for SEZ benefits are subject to corporate income tax at the rate of 34.94%. In addition, all Indian profits, including those generated within SEZs, are subject to the MAT. The current rate of MAT is 17.47%. For the years ended December 31, 2020, 2019 and 2018, the effect of the income tax holidays granted by the Indian government was to reduce the overall income tax provision and increase net income by $48 million, $90 million and $146 million, respectively, and increase diluted EPS by $0.09, $0.16 and $0.25, respectively.
In December 2019, the Government of India enacted the India Tax Law effective retroactively to April 1, 2019 that enables Indian companies to elect to be taxed at a lower income tax rate of 25.17%, as compared to the current income tax rate of 34.94%. Once a company elects into the lower income tax rate, a company may not benefit from any tax holidays associated with SEZs and certain other tax incentives, including MAT carryforwards, and may not reverse its election. Our current intent is to elect into the new tax regime once our MAT carryforwards are fully or substantially utilized. While our existing MAT carryforwards expire between March 2027 and March 2032, we expect to fully or substantially utilize our existing MAT carryforwards in or after the India financial year starting April 1, 2022. Our intent is based on a number of assumptions and financial projections. An election into the new tax law regime prior to utilization of our MAT carryforwards would result in a write-off of any remaining deferred income tax assets relating to the MAT carryforwards. As a result of the enactment of the India Tax Law, we recorded a one-time net income tax expense of $21 million in 2019, due to the revaluation to the lower income tax rate of our India net deferred income tax assets that are expected to reverse after we expect to elect into the new tax regime.
We conduct business globally and file income tax returns in the United States, including federal and state, as well as various foreign jurisdictions. Tax years that remain subject to examination by the IRS are 2012 and onward, and years that remain subject to examination by state authorities vary by state. Years under examination by foreign tax authorities are 2001 and onward. In addition, transactions between our affiliated entities are arranged in accordance with applicable transfer pricing laws, regulations and relevant guidelines. As a result, and due to the interpretive nature of certain aspects of these laws and guidelines, we have pending applications for APAs before the taxing authorities in some of our most significant jurisdictions.
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
Changes in unrecognized income tax benefits were as follows for the years ended December 31:

	2020	2019	2018
	(in millions)
Balance, beginning of year	$152	$117	$97
Additions based on tax positions related to the current year	28	22	8
Additions for tax positions of prior years	10	14	19
Additions for tax positions of acquired subsidiaries	3	—	6
Reductions for tax positions due to lapse of statutes of limitations	—	—	(12)
Reductions for tax positions of prior years	—	(1)	—
Settlements	—	—	—
Foreign currency exchange movement	—	—	(1)
Balance, end of year	$193	$152	$117
The unrecognized income tax benefits would affect our effective income tax rate, if recognized. While the Company believes uncertain tax positions may be settled or resolved within the next twelve months, it is difficult to estimate the income tax impact of these potential resolutions at this time. We recognize accrued interest and any penalties associated with uncertain tax positions as part of our provision for income taxes. The total amount of accrued interest and penalties at December 31, 2020 and 2019 was approximately $22 million and $16 million, respectively, and relates to U.S. and foreign tax matters. The amounts of interest and penalties recorded in the provision for income taxes in 2020, 2019 and 2018 were immaterial.

Note 12 — Derivative Financial Instruments
In the normal course of business, we use foreign exchange forward and option contracts to manage foreign currency exchange rate risk. Derivatives may give rise to credit risk from the possible non-performance by counterparties. Credit risk is limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to our foreign exchange derivative contracts set forth in the below table are subject to master netting arrangements, such as the International Swaps and Derivatives Association Master Agreement, with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to our foreign exchange derivative contracts, as applicable, on a gross basis, with no offsets, in our consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to our foreign exchange derivative contracts.
The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statements of financial position as of December 31:

		2020		2019
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$45	$—	$32	$—
	Other noncurrent assets	26	—	8	—
	Accrued expenses and other current liabilities	—	—	—	7
	Other noncurrent liabilities	—	—	—	2
	Total	71	—	40	9
Foreign exchange forward contracts - Not designated as cash flow hedging instruments	Other current assets	1	—	3	—
	Accrued expenses and other current liabilities	—	1	—	1
	Total	1	1	3	1
Total		$72	$1	$43	$10
Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during 2021 and 2022. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position and are subsequently reclassified to earnings within the captions "Cost of revenues" and "Selling, general and administrative expenses" in our consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of December 31, 2020, we estimate that $35 million, net of tax, of the net gains related to derivatives designated as cash flow hedges reported in the caption "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized gains and losses included in the caption "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position, for such contracts were as follows as of December 31:

	2020	2019
	(in millions)
2020	$—	$1,505
2021	1,470	883
2022	803	—
Total notional value of contracts outstanding (1)	$2,273	$2,388
Net unrealized gains included in accumulated other comprehensive income (loss), net of taxes	$55	$26

(1)Includes $133 million notional value of option contracts as of December 31, 2020, with the remaining notional value related to forward contracts.
The following table provides information on the location and amounts of pre-tax gains on our cash flow hedges for the year ended December 31:

	Change in Derivative Gains Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2020	2019		2020	2019
	(in millions)
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$39	$39	Cost of revenues	$3	$3
			Selling, general and administrative expenses	—	1
			Total	$3	$4
The activity related to the change in net unrealized gains and losses on our cash flow hedges included in "Accumulated other comprehensive income (loss)" in our consolidated statements of stockholders' equity is presented in Note 14.

Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries, primarily the Indian rupee, the British Pound and the Euro. We entered into foreign exchange forward contracts that are scheduled to mature in 2021. Realized gains or losses and changes in the fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" on our consolidated statements of operations.
Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments was as follows as of December 31:

	2020		2019
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$637	$—	$702	$2

The following table provides information on the location and amounts of realized and unrealized pre-tax (losses) gains on our other derivative financial instruments for the year ended December 31:

	Location of Net (Losses) Gains on Derivative Instruments	Amount of Net (Losses) Gains on Derivative Instruments
		2020	2019
		(in millions)
Foreign exchange forward contracts - Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(63)	$8
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$209	$—	$—	$209
Time deposits	—	203	—	203
Commercial paper	—	200	—	200
Short-term investments:
Time deposits	—	3	—	3
Equity investment security	27	—	—	27
Other current assets
Foreign exchange forward and option contracts	—	46	—	46
Long-term investments:
Time deposits (1)	—	405	—	405
Other noncurrent assets
Foreign exchange forward and option contracts	—	26	—	26
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(1)	—	(1)
Contingent consideration liabilities	—	—	(11)	(11)
Other noncurrent liabilities
Contingent consideration liabilities	—	—	(43)	(43)

(1) Balance represents restricted time deposits. See Note 11.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$1,646	$—	$—	$1,646
Short-term investments:
Time deposits(1)	—	466	—	466
Equity investment security	26	—	—	26
Other current assets:
Foreign exchange forward contracts	—	35	—	35
Other noncurrent assets:
Foreign exchange forward contracts	—	8	—	8
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(8)	—	(8)
Contingent consideration liabilities	—	—	(8)	(8)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(2)	—	(2)
Contingent consideration liabilities	—	—	(30)	(30)

(1)Includes $414 million in restricted time deposits. See Note 11

The following table summarizes the changes in Level 3 contingent consideration liabilities:

	2020	2019
	(in millions)
Beginning balance	$38	$23
Initial measurement recognized at acquisition	42	33
Change in fair value recognized in SG&A expenses	(23)	(4)
Payments	(3)	(14)
Ending balance	$54	$38

We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The fair value of commercial paper is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. The carrying value of the time deposits approximated fair value as of December 31, 2020 and 2019.

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
We estimate the fair value of our contingent consideration liabilities associated with our acquisitions using a variation of the income approach, which utilizes one or more significant inputs that are unobservable. This approach calculates the fair value of such liabilities based on the probability-weighted expected performance of the acquired entity against the target performance metric, discounted to present value when appropriate.
During the years ended December 31, 2020, 2019 and 2018 there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Note 14 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the year ended December 31, 2020:

	2020
	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(63)	$(1)	$(64)
Change in foreign currency translation adjustments	119	—	119
Ending balance	$56	$(1)	$55
Unrealized gains on cash flow hedges:
Beginning balance	$31	$(5)	$26
Unrealized gains arising during the period	39	(8)	31
Reclassifications of net (gains) to:
Cost of revenues	(3)	1	(2)
Net change	36	(7)	29
Ending balance	$67	$(12)	$55
Accumulated other comprehensive income (loss):
Beginning balance	$(32)	$(6)	$(38)
Other comprehensive income (loss)	155	(7)	148
Ending balance	$123	$(13)	$110

Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the years ended December 31, 2019 and 2018:

	2019			2018
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(108)	$5	$(103)	$(38)	$—	$(38)
Change in foreign currency translation adjustments	45	(6)	39	(70)	5	(65)
Ending balance	$(63)	$(1)	$(64)	$(108)	$5	$(103)
Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(12)	$4	$(8)	$(11)	$4	$(7)
Cumulative effect of change in accounting principle	—	—	—	—	(1)	(1)
Net unrealized gains (losses) arising during the period	13	(4)	9	(5)	2	(3)
Reclassification of net (gains) losses to Other, net	(1)	—	(1)	4	(1)	3
Net change	12	(4)	8	(1)	—	(1)
Ending balance	$—	$—	$—	$(12)	$4	$(8)
Unrealized (loses) gains on cash flow hedges:
Beginning balance	$(4)	$1	$(3)	$154	$(39)	$115
Unrealized gains (losses) arising during the period	39	(7)	32	(87)	23	(64)
Reclassifications of net gains to:
Cost of revenues	(3)	1	(2)	(61)	15	(46)
SG&A expenses	(1)	—	(1)	(10)	2	(8)
Net change	35	(6)	29	(158)	40	(118)
Ending balance	$31	$(5)	$26	$(4)	$1	$(3)
Accumulated other comprehensive income (loss):
Beginning balance	$(124)	$10	$(114)	$105	$(35)	$70
Other comprehensive income (loss)	92	(16)	76	(229)	45	(184)
Ending balance	$(32)	$(6)	$(38)	$(124)	$10	$(114)

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

On February 28, 2019, a ruling of the SCI interpreting the India Defined Contribution Obligation altered historical understandings of the obligation, extending it to cover additional portions of the employee’s income. As a result, the ongoing contributions of our affected employees and the Company were required to be increased. In the first quarter of 2019, we accrued $117 million with respect to prior periods, assuming retroactive application of the Supreme Court’s ruling, in "Selling, general and administrative expenses" in our consolidated statement of operations. There is significant uncertainty as to how the liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. Since the ruling, a variety of trade associations and industry groups have advocated to the Indian government, highlighting the harm to the information technology sector, other industries and job growth in India that would result from a retroactive application of the ruling. It is possible the Indian government will review the matter and there is a substantial question as to whether the Indian government will apply the SCI’s ruling on a retroactive basis. As such, the ultimate amount of our obligation may be materially different from the amount accrued.

On October 5, 2016, October 27, 2016 and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. These complaints were consolidated into a single action and on April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of persons and entities who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Defendants filed a motion to dismiss the consolidated amended complaint on June 6, 2017. On August 8, 2018, the United States District Court for the District of New Jersey issued an order which granted the motion to dismiss in part, including dismissal of all claims against current officers of the Company, and denied them in part. On September 7, 2018, we filed a motion in the United States District Court for the District of New Jersey to certify the August 8, 2018 order for immediate appeal to the United States Court of Appeals for the Third Circuit pursuant to 28 U.S.C. § 1292(b). On October 18, 2018, the District Court issued an order granting our motion, and staying the action pending the outcome of our appeal petition to the Third Circuit. On October 29, 2018, we filed a petition for permission to appeal with the United States Court of Appeals for the Third Circuit. On March 6, 2019, the Third Circuit denied our petition without prejudice. In an order dated March 19, 2019, the District Court directed the lead plaintiffs to provide the defendants with a proposed amended complaint. On April 26, 2019, lead plaintiffs filed their second amended complaint. We filed a motion to dismiss the second amended complaint on June 10, 2019. On June 7, 2020, the District Court issued an order denying our motion to dismiss the second amended complaint. On July 10, 2020, we filed our answer to the second amended complaint. On July 23, 2020, the DOJ filed a motion on consent for leave to intervene and to stay all discovery through the conclusion of the criminal proceedings in United States v. Gordon J. Coburn and Steven Schwartz, Crim. No. 19-120 (KM), except for documents produced by us to the DOJ in connection with those criminal proceedings. On July 24, 2020, the District Court granted the DOJ’s motion; and on that same day, we filed a motion in the District Court to certify the June 7, 2020 order for immediate appeal to the Third Circuit pursuant to 28 U.S.C. 1292(b), which motion is now fully briefed.

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

We have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the matters that were the subject of our previously disclosed internal investigation, the DOJ and SEC investigations and the related litigation, we have received and expect to continue to receive requests under such indemnification agreements and our bylaws to provide funds for legal fees and other expenses. We have expensed such costs incurred through December 31, 2020.

We have maintained directors and officers insurance and have recorded an insurance receivable of $7 million and $20 million as of December 31, 2020 and 2019, respectively, in "Other current assets" on our consolidated statement of financial position related to the recovery of a portion of the indemnification expenses and costs related to the putative securities class action complaints. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification and expense advancement obligations described here.

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

Note 16 — Employee Benefits
We contribute to defined contribution plans in the United States and Europe, including 401(k) savings and supplemental retirement plans in the United States. Total expenses for our contributions to these plans were $118 million, $117 million and $108 million for the years ended December 31, 2020, 2019 and 2018, respectively.
We maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutorily defined contribution retirement benefit plans. Under the plans, employees contribute up to 12.0% of their eligible compensation, which is matched by an equal contribution by the Company. For these plans, we recognized a contribution expense of $98 million, $101 million and $88 million for the years ended December 31, 2020, 2019 and 2018, respectively. On February 28, 2019, a ruling of the SCI altered historical understandings of the obligation under these plans, extending them to cover additional portions of the employee’s income. In the first quarter of 2019, we accrued $117 million with respect to prior periods, assuming retroactive application of the SCI’s ruling, in "Selling, general and administrative expenses" in our consolidated statements of operations. See Note 15 for further information.
We also maintain a gratuity plan in India that is a statutory post-employment benefit plan providing defined lump sum benefits. We make annual contributions to the employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. Accordingly, our liability for the gratuity plan reflected the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. As of December 31, 2020 and 2019, the amount accrued under the gratuity plan was $124 million and $135 million, which is net of fund assets of $186 million and $160 million, respectively. Expense recognized by us was $35 million, $38 million and $53 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 17 — Stock-Based Compensation Plans
The Company's 2017 Incentive Plan and the Purchase Plan provide for the issuance of up to 48.8 million (plus any shares underlying outstanding awards that are forfeited under the 2009 Incentive Plan) and 40.0 million shares, respectively, of Class A common stock to eligible employees. The 2017 Incentive Plan does not affect any awards outstanding under the 2009 Incentive Plan. As of December 31, 2020, we have 28.8 million and 5.9 million shares available for grant under the 2017 Incentive Plan and the Purchase Plan, respectively.
The allocation of total stock-based compensation expense between cost of revenues and selling, general and administrative expenses as well as the related income tax benefit were as follows for the three years ended December 31:

	2020	2019	2018
	(in millions)
Cost of revenues	$51	$54	$62
SG&A expenses	181	163	205
Total stock-based compensation expense	$232	$217	$267
Income tax benefit	$48	$39	$66

Restricted Stock Units and Performance Stock Units
We granted RSUs that vest proportionately in quarterly or annual installments ranging from one year to four years to employees, including our executive officers. Stock-based compensation expense relating to RSUs is recognized on a straight-line basis over the requisite service period. A summary of the activity for RSUs granted under our stock-based compensation plans as of December 31, 2020 and changes during the year then ended is presented below:

	Number of Units (in millions)	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2020	4.5	$67.07
Granted	3.9	61.85
Vested	(3.0)	65.42
Forfeited	(1.0)	64.91
Unvested at December 31, 2020	4.4	$64.09
The weighted-average grant date fair value of RSUs granted in 2020, 2019 and 2018 was $61.85, $64.12 and $74.94, respectively. As of December 31, 2020, $247 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.8 years.
We granted PSUs that vest over periods ranging from one year to four years to employees, including our executive officers. The vesting of PSUs is contingent on both meeting certain financial performance targets and continued service. A summary of the activity for PSUs granted under our stock-based compensation plans as of December 31, 2020 and changes during the year then ended is presented below. The presentation reflects the number of PSUs at the maximum performance milestones.

	Number of Units (in millions)	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2020	2.0	$69.73
Granted	1.9	62.00
Vested	(0.2)	60.63
Forfeited	(0.9)	67.59
Adjustment at the conclusion of the performance measurement period	(1.1)	70.67
Unvested at December 31, 2020	1.7	$62.60
The weighted-average grant date fair value of PSUs granted in 2020, 2019 and 2018 was $62.00, $70.77 and $81.98, respectively. As of December 31, 2020, $34 million of the total remaining unrecognized stock-based compensation cost related to PSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.0 years.
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

The fair values of the options granted under the Purchase Plan, were estimated at the date of grant during the years ended December 31, 2020, 2019, and 2018 based upon the following assumptions and were as follows:

	2020	2019	2018
Dividend yield	1.1%	1.3%	1.0%
Weighted average volatility factor	35.9%	24.9%	21.0%
Weighted average risk-free interest rate	0.6%	2.2%	1.9%
Weighted average expected life (in years)	0.25	0.25	0.25
Weighted average grant date fair value	$9.38	$9.82	$10.87
During the year ended December 31, 2020, we issued 3.0 million shares of Class A common stock under the Purchase Plan with a total fair value of approximately $28 million.

Note 18 — Related Party Transactions
In 2018, we provided $100 million of initial funding to the Cognizant U.S. Foundation. The expense was reported in the caption "Selling, general and administrative expenses" in our consolidated statement of operations. Additionally, two of our executive officers served as directors of the Cognizant U.S. Foundation in 2020, 2019 and 2018.

Note 19 — Segment Information
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
Our client partners, account executives and client relationship managers are aligned in accordance with the specific industries they serve. Our chief operating decision maker evaluates the Company's performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating segments may affect revenues and operating expenses to differing degrees.
Expenses included in segment operating profit consist principally of direct selling and delivery costs (including stock-based compensation expense) as well as a per employee charge for use of our global delivery centers and infrastructure. Certain SG&A expenses, the excess or shortfall of incentive-based compensation for commercial and delivery employees as compared to target, restructuring costs, COVID-19 Charges, costs related to the ransomware attack, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations. The incremental accrual related to the India Defined Contribution Obligation recorded in 2019 has been excluded from segment operating profits for the year ended December 31, 2019. These costs are included in "unallocated costs" in the table below. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.
For revenues by reportable segment and geographic area see Note 2.

Segment operating profits by reportable segment were as follows:

	2020	2019	2018
	(in millions)
Financial Services	$1,449	$1,605	$1,713
Healthcare	1,383	1,261	1,416
Products and Resources	1,078	1,028	1,023
Communications, Media and Technology	794	732	692
Total segment operating profit	4,704	4,626	4,844
Less: unallocated costs	2,590	2,173	2,043
Income from operations	$2,114	$2,453	$2,801
Geographic Area Information
Long-lived assets by geographic area are as follows:

	2020	2019	2018
	(in millions)
Long-lived Assets:(1)
North America(2)	$399	$445	$436
Europe	88	104	105
Rest of World(3)	764	760	853
Total	$1,251	$1,309	$1,394

(1)    Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)    Substantially all relates to the United States.
(3)    Substantially all relates to India.

Note 20 — Subsequent Events

Dividend
On February 3, 2021, our Board of Directors approved the Company's declaration of a $0.24 per share dividend with a record date of February 18, 2021 and a payment date of February 26, 2021.
Acquisitions
In January 2021, we completed the acquisition of Linium for a preliminary purchase price of $85 million. Linium is a cloud transformation consultancy group specializing in the ServiceNow platform and solutions for smart digital enterprise workflows, acquired to broaden our enterprise service management capabilities.
In January 2021, we entered into an agreement to acquire Servian for a preliminary purchase price of $240 million. Servian is an Australia-based enterprise transformation consultancy specializing in data analytics, AI, digital services, experience design and cloud, which is expected to enhance our digital portfolio and market presence in Australia and New Zealand. The transaction is expected to close during the first quarter of 2021.
In February 2021, we completed the acquisition of Magenic Technologies, Inc. for a preliminary purchase price of $240 million, excluding contingent consideration. Magenic provides agile software and cloud development, DevOps, experience design and advisory services across a range of industries and was acquired to enhance our global software engineering expertise.

Cognizant Technology Solutions Corporation
Valuation and Qualifying Accounts
For the Years Ended December 31, 2020, 2019 and 2018
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions /Other	Balance at End of Period
	(in millions)
Warranty accrual:
2020	$33	$32	$—	$33	$32
2019	$32	$33	$—	$32	$33
2018	$30	$32	$—	$30	$32
Valuation allowance—deferred income tax assets:
2020	$24	$5	$—	$—	$29
2019	$11	$15	$—	$2	$24
2018	$10	$1	$—	$—	$11