Form 10-Q
period 2021-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2021-05-06
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2021
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of April 30, 2021:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	527,411,884

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
Adjusted Diluted EPS	Adjusted Diluted Earnings Per Share
AI	Artificial Intelligence
ASC	Accounting Standards Codification
ASR	Accelerated Stock Repurchase
CC	Constant Currency
COVID-19	The novel coronavirus disease
COVID-19 Charges	Costs directly related to the COVID-19 pandemic
Credit Agreement	Credit agreement with a commercial bank syndicate dated November 5, 2018
Credit Loss Standard	ASC Topic 326: "Financial Instruments - Credit Losses"
CTS India	Our principal operating subsidiary in India
DevOps	Agile relationship between development and IT operations
Division Bench	Division Bench of the Madras High Court
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
EPS	Earnings Per Share
ESG Mobility	ESG Mobility GmbH
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Generally Accepted Accounting Principles in the United States of America
High Court	Madras High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IoT	Internet of Things
IRS	Internal Revenue Service
ITD	Indian Income Tax Department
LIBOR	London Inter-bank Offered Rate
Linium	The ServiceNow business of Ness Digital Engineering
Magenic	Magenic Technologies, LLC
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Servian	SVN HoldCo Pty Limited
SG&A	Selling, general and administrative
SLP	Special Leave Petition
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Term Loan	Unsecured term loan
Third Circuit	United States Court of Appeals for the Third Circuit
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant	1	March 31, 2021 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,973	$2,680
Short-term investments	185	44
Trade accounts receivable, net	3,232	3,087
Other current assets	1,205	1,040
Total current assets	6,595	6,851
Property and equipment, net	1,250	1,251
Operating lease assets, net	980	1,013
Goodwill	5,219	5,031
Intangible assets, net	1,110	1,046
Deferred income tax assets, net	307	445
Long-term investments	439	440
Other noncurrent assets	760	846
Total assets	$16,660	$16,923
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$349	$389
Deferred revenue	403	383
Short-term debt	38	38
Operating lease liabilities	202	211
Accrued expenses and other current liabilities	2,158	2,519
Total current liabilities	3,150	3,540
Deferred revenue, noncurrent	32	36
Operating lease liabilities, noncurrent	821	846
Deferred income tax liabilities, net	204	206
Long-term debt	654	663
Long-term income taxes payable	428	428
Other noncurrent liabilities	334	368
Total liabilities	5,623	6,087
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 528 and 530 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	44	32
Retained earnings	10,907	10,689
Accumulated other comprehensive income (loss)	81	110
Total stockholders’ equity	11,037	10,836
Total liabilities and stockholders’ equity	$16,660	$16,923
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	2	March 31, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended March 31,
	2021	2020
Revenues	$4,401	$4,225
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,764	2,747
Selling, general and administrative expenses	827	711
Restructuring charges	—	55
Depreciation and amortization expense	141	133
Income from operations	669	579
Other income (expense), net:
Interest income	9	41
Interest expense	(2)	(6)
Foreign currency exchange gains (losses), net	(9)	(102)
Other, net	(2)	(2)
Total other income (expense), net	(4)	(69)
Income before provision for income taxes	665	510
Provision for income taxes	(160)	(142)
Income (loss) from equity method investments	—	(1)
Net income	$505	$367
Basic earnings per share	$0.95	$0.67
Diluted earnings per share	$0.95	$0.67
Weighted average number of common shares outstanding - Basic	530	546
Dilutive effect of shares issuable under stock-based compensation plans	1	—
Weighted average number of common shares outstanding - Diluted	531	546
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	3	March 31, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended March 31,
	2021	2020
Net income	$505	$367
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(25)	(135)
Change in unrealized gains and losses on cash flow hedges	(4)	(91)
Other comprehensive income (loss)	(29)	(226)
Comprehensive income	$476	$141
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	4	March 31, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2020	530	$5	$32	$10,689	$110	$10,836
Net income	—	—	—	505	—	505
Other comprehensive income (loss)	—	—	—	—	(29)	(29)
Common stock issued, stock-based compensation plans	1	—	43	—	—	43
Stock-based compensation expense	—	—	62	—	—	62
Repurchases of common stock	(3)	—	(93)	(159)	—	(252)
Dividends declared, $0.24 per share	—	—	—	(128)	—	(128)
Balance, March 31, 2021	528	$5	$44	$10,907	$81	$11,037

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2019	548	$5	$33	$11,022	$(38)	$11,022
Cumulative effect of changes in accounting principle(1)	—	—	—	1	—	1
Net income	—	—	—	367	—	367
Other comprehensive income (loss)	—	—	—	—	(226)	(226)
Common stock issued, stock-based compensation plans	2	—	40	—	—	40
Stock-based compensation expense	—	—	55	—	—	55
Repurchases of common stock	(9)	—	(87)	(439)	—	(526)
Dividends declared, $0.22 per share	—	—	—	(120)	—	(120)
Balance, March 31, 2020	541	$5	$41	$10,831	$(264)	$10,613

(1)Reflects    the adoption of the Credit Loss Standard on January 1, 2020. Refer to the notes in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	5	March 31, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$505	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141	136
Deferred income taxes	122	(19)
Stock-based compensation expense	62	55
Other	—	144
Changes in assets and liabilities:
Trade accounts receivable	(131)	13
Other current and noncurrent assets	(36)	26
Accounts payable	61	44
Deferred revenues, current and noncurrent	15	59
Other current and noncurrent liabilities	(558)	(328)
Net cash provided by operating activities	181	497
Cash flows from investing activities:
Purchases of property and equipment	(88)	(112)
Purchases of held-to-maturity investment securities	(82)	(202)
Proceeds from maturity of held-to-maturity investment securities	62	154
Purchases of other investments	(150)	(54)
Proceeds from maturity or sale of other investments	30	28
Payments for business combinations, net of cash acquired	(310)	(86)
Net cash (used in) investing activities	(538)	(272)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	43	40
Repurchases of common stock	(240)	(511)
Repayment of Term Loan borrowings and finance lease and earnout obligations	(15)	(13)
Proceeds from borrowings under the revolving credit facility	—	1,740
Dividends paid	(128)	(121)
Net cash (used in) provided by financing activities	(340)	1,135
Effect of exchange rate changes on cash and cash equivalents	(10)	(119)
(Decrease) increase in cash and cash equivalents	(707)	1,241
Cash and cash equivalents, beginning of year	2,680	2,645
Cash and cash equivalents, end of period	$1,973	$3,886
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	6	March 31, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements included herein in accordance with GAAP and the Exchange Act. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited consolidated financial statements have been included and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

Note 2 — Revenues and Trade Accounts Receivable
Disaggregation of Revenues

The tables below present disaggregated revenues from contracts with clients by client location, service line and contract type for each of our business segments. We believe this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. Revenues are attributed to geographic regions based upon client location. Substantially all revenues in our North America region relate to operations in the United States.

	Three Months Ended March 31, 2021

(in millions)	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
Geography:
North America	$1,013	$1,101	$718	$451	$3,283
United Kingdom	125	40	106	99	370
Continental Europe	192	118	103	43	456
Europe - Total	317	158	209	142	826
Rest of World	128	29	71	64	292
Total	$1,458	$1,288	$998	$657	$4,401

Service line:
Consulting and technology services	$967	$745	$616	$396	$2,724
Outsourcing services	491	543	382	261	1,677
Total	$1,458	$1,288	$998	$657	$4,401

Type of contract:
Time and materials	$899	$519	$418	$397	$2,233
Fixed-price	471	499	481	230	1,681
Transaction or volume-based	88	270	99	30	487
Total	$1,458	$1,288	$998	$657	$4,401

Cognizant	7	March 31, 2021 Form 10-Q

	Three Months Ended March 31, 2020

(in millions)	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
Geography:
North America	$1,012	$1,038	$689	$451	$3,190
United Kingdom	120	40	93	84	337
Continental Europe	191	99	109	38	437
Europe - Total	311	139	202	122	774
Rest of World	128	17	63	53	261
Total	$1,451	$1,194	$954	$626	$4,225

Service line:
Consulting and technology services	$947	$662	$590	$348	$2,547
Outsourcing services	504	532	364	278	1,678
Total	$1,451	$1,194	$954	$626	$4,225

Type of contract:
Time and materials	$884	$475	$409	$383	$2,151
Fixed-price	483	409	443	219	1,554
Transaction or volume-based	84	310	102	24	520
Total	$1,451	$1,194	$954	$626	$4,225
Costs to Fulfill
Costs to fulfill, such as setup or transition activities, are recorded in "Other noncurrent assets" in our unaudited consolidated statements of financial position and the amortization expense of costs to fulfill is included in "Cost of revenues" in our unaudited consolidated statements of operations. Costs to obtain contracts were immaterial for the periods disclosed. The following table presents information related to the capitalized costs to fulfill for the three months ended March 31:

(in millions)	2021	2020
Beginning balance	$467	$485
Amortization expense	(29)	(22)
Costs capitalized	14	35
Impairment	(9)	—
Ending balance	$443	$498
Contract Balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in "Other current assets" in our unaudited consolidated statements of financial position and primarily relate to unbilled amounts on fixed-price contracts utilizing the cost-to-cost method of revenue recognition. The table below shows significant movements in contract assets for the three months ended March 31:

(in millions)	2021	2020
Beginning balance	$315	$334
Revenues recognized during the period but not billed	183	219
Amounts reclassified to trade accounts receivable	(162)	(194)
Ending balance	$336	$359

Cognizant	8	March 31, 2021 Form 10-Q

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended March 31:

(in millions)	2021	2020
Beginning balance	$419	$336
Amounts billed but not recognized as revenues	341	257
Revenues recognized related to the opening balance of deferred revenue	(325)	(197)
Ending balance	$435	$396
Revenues recognized during the three months ended March 31, 2021 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of March 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $1,648 million, of which approximately 75% is expected to be recognized as revenue within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Doubtful Accounts
We calculate expected credit losses for our trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in the allowance for trade accounts receivable for the three months ended March 31:

(in millions)	2021	2020
Beginning balance	$57	$67
Impact of adoption of the Credit Loss Standard	—	(1)
Credit loss (reversal) expense	(5)	10
Write-offs charged against the allowance	(6)	(2)
Ending balance	$46	$74

Note 3 — Business Combinations
Acquisitions completed during the three months ended March 31, 2021 were not individually or in the aggregate material to our operations. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to tangible and intangible assets acquired and liabilities assumed, including goodwill, based on their estimated fair values. Goodwill from these acquisitions is expected to benefit all of our reportable segments and has been allocated as such. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an identifiable intangible asset.
During the three months ended March 31, 2021, we acquired 100% ownership in each of the following:
•Linium, a cloud transformation consultancy group specializing in the ServiceNow platform and solutions for smart digital enterprise workflows, acquired to broaden our enterprise service management capabilities (acquired January 31, 2021); and

Cognizant	9	March 31, 2021 Form 10-Q

•Magenic, a provider of agile software and cloud development, DevOps, experience design and advisory services across a range of industries, acquired to enhance our global software engineering expertise (acquired February 1, 2021).
The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	Linium	Magenic	Total	Weighted Average Useful Life
Cash	$—	$13	$13
Trade accounts receivable	5	17	22
Property and equipment and other assets	1	4	5
Operating lease assets, net	—	8	8
Non-deductible goodwill	—	34	34
Tax-deductible goodwill	57	112	169
Customer relationship assets	24	90	114	8.4 years
Other intangible assets	—	1	1	1.0 year
Current liabilities	(2)	(29)	(31)
Noncurrent liabilities	—	(5)	(5)
Purchase price, inclusive of contingent consideration	$85	$245	$330

The above allocations are preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

Note 4 — Restructuring Charges
During 2020, we incurred costs related to both our realignment program and our 2020 Fit for Growth Plan. Our realignment program, which began in 2017, improved our client focus, cost structure and the efficiency and effectiveness of our delivery while continuing to drive revenue growth. Our 2020 Fit for Growth Plan, which began in the fourth quarter of 2019, simplified our organizational model and optimized our cost structure in order to partially fund the investments required to execute on our strategy and advance our growth agenda and included our decision to exit certain content-related services that were not in line with our strategic vision for the Company. The total costs related to our realignment program and our 2020 Fit for Growth Plan are reported in "Restructuring charges" in our unaudited consolidated statement of operations. During the three months ended March 31, 2020, we incurred certain retention costs and professional fees of $20 million related to our realignment program and employee separation, employee retention, facility exit and other charges of $35 million related to our 2020 Fit for Growth Plan. We did not incur any costs related to these plans during the three months ended March 31, 2021.

Note 5 — Investments
Our investments were as follows:

(in millions)	March 31, 2021	December 31, 2020
Short-term investments:
Equity investment security	$27	$27
Held-to-maturity investment securities	34	14
Time deposits	124	3
Total short-term investments	$185	$44

Long-term investments:
Equity and cost method investments	$35	$35
Restricted time deposits(1)	404	405
Total long-term investments	$439	$440

(1)See Note 8.

Cognizant	10	March 31, 2021 Form 10-Q

Equity Investment Security

Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the three months ended March 31, 2021 and 2020.

Held-to-Maturity Investment Securities

Our held-to-maturity investment securities consist of Indian rupee denominated investments in commercial paper and international corporate bonds. Our investment guidelines are to purchase securities that are investment grade at the time of acquisition. The basis for the measurement of fair value of our held-to-maturity investments is Level 2 in the fair value hierarchy.
The amortized cost and fair value of held-to-maturity investment securities were as follows:

(in millions)	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments, maturing within one year:
Corporate and other debt securities	$14	$14	$14	$14
Commercial paper	20	20	—	—
Total short-term held-to-maturity investments	$34	$34	$14	$14
As of March 31, 2021, commercial paper securities in the amount of $7 million were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months. As of December 31, 2020, there were no held-to-maturity investment securities in an unrealized loss position.

The securities in our portfolio are highly rated and short-term in nature. As of March 31, 2021, our corporate and other debt securities were rated AA+ or better and our commercial paper securities were rated A-1+ by CRISIL, an Indian subsidiary of S&P Global.
Equity and Cost Method Investments
As of both March 31, 2021 and December 31, 2020, we had equity method investments of $31 million and cost method investments of $4 million.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2021	December 31, 2020
Compensation and benefits	$1,359	$1,607
Customer volume and other incentives	264	266
Income taxes	11	34
Professional fees	148	143
Other	376	469
Total accrued expenses and other current liabilities	$2,158	$2,519

Note 7 — Debt

In 2018, we entered into the Credit Agreement providing for the $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023.

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

Cognizant	11	March 31, 2021 Form 10-Q

Agreement also provides a mechanism for determining an alternative rate of interest to the Eurocurrency rate after LIBOR is no longer available.
We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations as of March 31, 2021.
In February 2021, our India subsidiary renewed its 13 billion Indian rupee ($178 million at the March 31, 2021 exchange rate) working capital facility, which requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made prior to 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February.
Short-term Debt
As of both March 31, 2021 and December 31, 2020, we had $38 million of short-term debt related to current maturities of our Term Loan.
Long-term Debt
The following summarizes our long-term debt balances as of:

(in millions)	March 31, 2021	December 31, 2020
Term Loan	$694	$703
Less:
Current maturities - Term Loan	(38)	(38)
Deferred financing costs	(2)	(2)
Long-term debt, net of current maturities	$654	$663
The carrying value of our debt approximated its fair value as of March 31, 2021 and December 31, 2020.

Note 8 — Income Taxes
In March 2021, we reached an agreement with the IRS, which effectively settled tax years 2012 through 2016. As a result of this effective settlement, in the first quarter of 2021, we recorded a reduction of $43 million to our uncertain tax position balance, which resulted in a $14 million discrete benefit to the provision for income taxes and a $29 million adjustment to our current income tax balance sheet accounts. Tax years that remain subject to examination by the IRS are 2017 onward.
Our effective income tax rates were as follows for the three months ended March 31:

	2021	2020
Effective income tax rate	24.1%	27.8%
The effective tax rate for the three months ended March 31, 2021 decreased primarily as a result of significantly lower non-deductible foreign currency exchange losses in our unaudited consolidated statement of operations in the 2021 period and the discrete benefit of the effective settlement of the IRS examination for tax years 2012 through 2016.
We are involved in an ongoing dispute with the ITD in connection with a previously disclosed transaction undertaken by CTS India in 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $2.8 billion. As a result of that transaction, which was undertaken pursuant to a plan approved by the High Court in Chennai, India, we previously paid $135 million in Indian income taxes - an amount we believe includes all applicable taxes owed for this transaction under Indian law. In March 2018, we received a communication from the ITD asserting that the ITD is owed an additional 33 billion Indian rupees ($451 million at the March 31, 2021 exchange rate) on the 2016 transaction. Immediately thereafter, the ITD placed an attachment on certain of our India bank accounts. In addition to the dispute on the 2016 transaction, we are also involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes are collectively referred to as the "ITD Dispute").

In April 2018, the High Court admitted our writ petition for a stay of the actions of the ITD and lifted the ITD’s attachment on our bank accounts. As part of the interim stay order, we deposited 5 billion Indian rupees ($68 million at the March 31, 2021 and December 31, 2020 exchange rates) representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. In addition, the High Court placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($383 million at the March 31, 2021 exchange rate and $384 million at the December 31, 2020 exchange rate), which is the remainder of the disputed tax amount related to the 2016 transaction.

Cognizant	12	March 31, 2021 Form 10-Q

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
As of March 31, 2021 and December 31, 2020, the balance of deposits under lien was $404 million and $405 million, respectively, presented in "Long-term investments", including a portion of the interest previously earned. As of both March 31, 2021 and December 31, 2020, the deposit with the ITD was $68 million, presented in "Other noncurrent assets".

We believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions. Accordingly, we have not recorded any reserves for these matters as of March 31, 2021.

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		March 31, 2021		December 31, 2020
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$45	$—	$45	$—
	Other noncurrent assets	18	—	26	—
	Total	63	—	71	—
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	2	—	1	—
	Accrued expenses and other current liabilities	—	—	—	1
	Total	2	—	1	1
Total		$65	$—	$72	$1

Cognizant	13	March 31, 2021 Form 10-Q

Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2021, 2022 and the first three months of 2023. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of March 31, 2021, we estimate that $36 million, net of tax, of net gains related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized gains and losses included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position, for such contracts, were as follows:

(in millions)	March 31, 2021	December 31, 2020
2021	$1,125	$1,470
2022	920	803
2023	140	—
Total notional value of contracts outstanding (1)	$2,185	$2,273

(1)Includes $133 million notional value of option contracts as of both March 31, 2021 and December 31, 2020, with the remaining notional value related to forward contracts.
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended March 31:

(in millions)	Change in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2021	2020		2021	2020
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$17	$(113)	Cost of revenues	$18	$(3)
			SG&A expenses	3	—
			Total	$21	$(3)

The activity related to the change in net unrealized gains and losses on our cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 11.

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

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	March 31, 2021		December 31, 2020
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$574	$2	$637	$—

Cognizant	14	March 31, 2021 Form 10-Q

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three months ended March 31:

	Location of Net Gains on Derivative Instruments	Amount of Net Gains on Derivative Instruments
(in millions)		2021	2020
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$3	$6
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2021:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$272	$—	$—	$272
Time deposits	—	53	—	53
Commercial paper	—	310	—	310
Short-term investments:
Time deposits	—	124	—	124
Equity investment security	27	—	—	27
Other current assets:
Foreign exchange forward and option contracts	—	47	—	47
Long-term investments:
Restricted time deposits(1)	—	404	—	404
Other noncurrent assets
Foreign exchange forward and option contracts	—	18	—	18
Accrued expenses and other current liabilities:
Contingent consideration liabilities	—	—	(11)	(11)
Other noncurrent liabilities:
Contingent consideration liabilities	—	—	(46)	(46)

(1)See Note 8.

Cognizant	15	March 31, 2021 Form 10-Q

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2020:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$209	$—	$—	$209
Time deposits	—	203	—	203
Commercial paper	—	200	—	200
Short-term investments:
Time deposits	—	3	—	3
Equity investment security	27	—	—	27
Other current assets:
Foreign exchange forward and option contracts	—	46	—	46
Long-term investments:
Restricted time deposits(1)	—	405	—	405
Other noncurrent assets:
Foreign exchange forward and option contracts	—	26	—	26
Accrued expenses and other current liabilities:
Foreign exchange forward and option contracts	—	(1)	—	(1)
Contingent consideration liabilities	—	—	(11)	(11)
Other noncurrent liabilities:
Contingent consideration liabilities	—	—	(43)	(43)

(1)See Note 8.

The following table summarizes the changes in Level 3 contingent consideration liabilities for the three months ended March 31:

(in millions)	2021	2020
Beginning balance	$54	$38
Initial measurement recognized at acquisition	8	4
Change in fair value recognized in SG&A expenses	(3)	(22)
Payments	(2)	—
Ending balance	$57	$20

We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The fair value of commercial paper is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. The carrying value of our time deposits approximated fair value as of March 31, 2021 and December 31, 2020.

We estimate the fair value of each foreign exchange forward contract by using a present value of expected cash flows model. This model calculates the difference between the current market forward price and the contracted forward price for each foreign exchange forward contract and applies the difference in the rates to each outstanding contract. The market forward rates include a discount and credit risk factor. We estimate the fair value of each foreign exchange option contract by using a variant of the Black-Scholes model. This model uses present value techniques and reflects the time value and intrinsic value based on observable market rates.

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

Cognizant	16	March 31, 2021 Form 10-Q

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Note 11 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three months ended March 31, 2021:

(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$56	$(1)	$55
Change in foreign currency translation adjustments	(27)	2	(25)
Ending balance	$29	$1	$30
Unrealized gains on cash flow hedges:
Beginning balance	$67	$(12)	$55
Unrealized gains arising during the period	17	(3)	14
Reclassifications of net (gains) to:
Cost of revenues	(18)	3	(15)
SG&A expenses	(3)	—	(3)
Net change	(4)	—	(4)
Ending balance	$63	$(12)	$51
Accumulated other comprehensive income (loss):
Beginning balance	$123	$(13)	$110
Other comprehensive income (loss)	(31)	2	(29)
Ending balance	$92	$(11)	$81

Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three months ended March 31, 2020:

(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(63)	$(1)	$(64)
Change in foreign currency translation adjustments	(139)	4	(135)
Ending balance	$(202)	$3	$(199)
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$31	$(5)	$26
Unrealized (losses) arising during the period	(113)	19	(94)
Reclassifications of net losses to:
Cost of revenues	3	—	3
SG&A expenses	—	—	—
Net change	(110)	19	(91)
Ending balance	$(79)	$14	$(65)
Accumulated other comprehensive income (loss):
Beginning balance	$(32)	$(6)	$(38)
Other comprehensive income (loss)	(249)	23	(226)
Ending balance	$(281)	$17	$(264)

Cognizant	17	March 31, 2021 Form 10-Q

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

On January 15, 2015, Syntel sued TriZetto and Cognizant in the United States District Court for the Southern District of New York. Syntel’s complaint alleged breach of contract against TriZetto, and tortious interference and misappropriation of trade secrets against Cognizant and TriZetto, stemming from Cognizant’s hiring of certain former Syntel employees. Cognizant and TriZetto countersued on March 23, 2015, for breach of contract, misappropriation of trade secrets and tortious interference, based on Syntel’s misuse of TriZetto confidential information and abandonment of contractual obligations. Cognizant and TriZetto subsequently added federal Defend Trade Secrets Act and copyright infringement claims for Syntel’s misuse of TriZetto’s proprietary technology. The parties’ claims were narrowed by the court and the case was tried before a jury, which on October 27, 2020 returned a verdict in favor of Cognizant in the amount of $855 million, including $570 million in punitive damages. On April 20, 2021, the USDC-SDNY issued a post-trial order that, among other things, affirmed the jury’s award of $285 million in actual damages, but reduced the award of punitive damages from $570 million to $285 million, thereby reducing the overall damages award from $855 million to $570 million. We expect the USDC-SDNY will issue a final judgment consistent with this order in the near future, after which we expect Syntel to appeal the decision. Thus, we will not record the gain in our financial statements until it becomes realizable.
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

On October 5, 2016, October 27, 2016 and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey naming us and certain of our current and former officers as defendants. These complaints were consolidated into a single action and on April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of persons and entities who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the Foreign Corrupt Practices Act, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Defendants filed a motion to dismiss the consolidated amended complaint on June 6, 2017. On August 8, 2018, the USDC-NJ issued an order which granted the motion to dismiss in part, including dismissal of all claims against current officers of the Company, and denied them in part. On September 7, 2018, we filed a motion in the USDC-NJ to certify the August 8, 2018 order for immediate appeal to the United States Court of Appeals for the Third Circuit pursuant to 28 U.S.C. § 1292(b). On October 18, 2018, the USDC-NJ issued an order granting our motion, and staying the action pending the outcome of our appeal petition to the Third Circuit. On October 29, 2018, we filed a petition for permission to appeal with the Third Circuit. On March 6, 2019, the Third Circuit denied our petition without prejudice. In an order dated March 19, 2019, the USDC-NJ directed the lead plaintiffs to provide the defendants with a proposed amended complaint. On April 26, 2019, lead plaintiffs filed their second amended complaint. We filed a motion to dismiss the second amended complaint on June 10, 2019. On June 7, 2020, the USDC-NJ issued an order denying our motion to dismiss the second amended complaint. On July 10, 2020, we filed our answer to the second amended

Cognizant	18	March 31, 2021 Form 10-Q

complaint. On July 23, 2020, the DOJ filed a motion on consent for leave to intervene and to stay all discovery through the conclusion of the criminal proceedings in United States v. Gordon J. Coburn and Steven Schwartz, Crim. No. 19-120 (KM), except for documents produced by us to the DOJ in connection with those criminal proceedings. On July 24, 2020, the USDC-NJ granted the DOJ’s motion; and on that same day, we filed a motion in the USDC-NJ to certify the June 7, 2020 order for immediate appeal to the Third Circuit pursuant to 28 U.S.C. 1292(b). On March 17, 2021, the USDC-NJ issued an order denying our motion.

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

On February 22, 2017, April 7, 2017 and May 10, 2017, three additional putative shareholder derivative complaints alleging similar claims were filed in the USDC-NJ, naming us and certain of our current and former directors and officers as defendants. These complaints asserted claims similar to those in the previously-filed putative shareholder derivative actions. In an order dated June 20, 2017, the USDC-NJ consolidated these actions into a single action, appointed lead plaintiff and lead counsel, and stayed all further proceedings pending a final, non-appealable ruling on the motions to dismiss the consolidated putative securities class action. On October 30, 2018, lead plaintiff filed a consolidated verified derivative complaint.

On March 11, 2019, a seventh putative shareholder derivative complaint was filed in the USDC-NJ, naming us, certain of our current and former directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions. On May 14, 2019, the USDC-NJ approved a stipulation that (i) consolidated this action with the putative shareholder derivative suits that were previously filed in the USDC-NJ; and (ii) stayed all of these suits pending an order on the motion to dismiss the second amended complaint in the securities class action. On August 3, 2020, lead plaintiffs filed an amended complaint. On October 19, 2020, the USDC-NJ approved a stipulation that stayed all of these suits through the earlier of the conclusion of the criminal proceedings in United States v. Gordon J. Coburn and Steven Schwartz, Crim. No. 19-120 (KM), or November 1, 2021.

We are presently unable to predict the duration, scope or result of the consolidated putative securities class action, the putative shareholder derivative actions or any other related lawsuits. As such, we are presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, and thus have not recorded any accruals related to these matters. While the Company intends to defend the lawsuits vigorously, these lawsuits and any other related lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain.

We have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the matters that were the subject of our previously disclosed internal investigation, the DOJ and SEC investigations and the related litigation, we have received and expect to continue to receive requests under such indemnification agreements and our bylaws to provide funds for legal fees and other expenses. We have expensed such costs incurred through March 31, 2021.

We have maintained directors and officers insurance and have recorded an insurance receivable of $3 million and $7 million as of March 31, 2021 and December 31, 2020, respectively, in "Other current assets," on our unaudited consolidated statement of financial position related to the recovery of a portion of the indemnification expenses and costs related to the putative securities class action complaints. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification and expense advancement obligations described here.

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

Cognizant	19	March 31, 2021 Form 10-Q

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
Expenses included in segment operating profit consist principally of direct selling and delivery costs (including stock-based compensation expense) as well as a per employee charge for use of our global delivery centers and infrastructure. Certain SG&A expenses, the excess or shortfall of incentive-based compensation for commercial and delivery personnel as compared to target, restructuring and COVID-19 Charges, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.

Cognizant	20	March 31, 2021 Form 10-Q

For revenues by reportable segment and geographic area, see Note 2.
Segment operating profits by reportable segment were as follows for the three months ended March 31:

(in millions)	2021	2020
Financial Services	$406	381
Healthcare	411	321
Products and Resources	308	261
Communications, Media and Technology	215	190
Total segment operating profit	1,340	1,153
Less: unallocated costs	671	574
Income from operations	$669	$579
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	March 31, 2021	December 31, 2020
Long-lived Assets: (1)
North America(2)	$407	$399
Europe	80	88
Rest of World (3)	763	764
Total	$1,250	$1,251

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 14 — Subsequent Events
Dividend
On May 5, 2021, our Board of Directors approved the Company's declaration of a $0.24 per share dividend with a record date of May 20, 2021 and a payment date of May 28, 2021.
Acquisitions
In March 2021, we entered into an agreement to acquire ESG Mobility, a digital automotive engineering research and development provider for connected, autonomous and electric vehicles for a preliminary purchase price of approximately $117 million. This acquisition is expected to expand our automotive engineering expertise, particularly in connected vehicles. The transaction is expected to close during the second quarter of 2021.
In April 2021, we completed the acquisition of Servian for a preliminary purchase price of $248 million. Servian is an Australia-based enterprise transformation consultancy specializing in data analytics, AI, digital services, experience design and cloud, which was acquired to enhance our digital portfolio and market presence in Australia and New Zealand.

Cognizant	21	March 31, 2021 Form 10-Q

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
Q1 2021 Financial Results
During the quarter ended March 31, 2021, revenues increased by $176 million as compared to the quarter ended March 31, 2020, representing growth of 4.2%, or 2.4% on a constant currency basis1. Our recently completed acquisitions contributed 310 basis points to our revenue growth. Our revenues reflected our clients' continued adoption and integration of digital technologies and the acceleration in the demand for cloud, mobile workplace solutions, e-commerce, automation and AI as a result of the COVID-19 pandemic. We continue to experience pricing pressure on our non-digital services as our clients, particularly those in our Financial Services segment, optimize the cost of supporting their legacy systems and operations. Revenue growth in our Healthcare segment was strong, driven by increased demand for our services from our pharmaceutical and health insurance clients. Revenue growth was also strong among our manufacturing, logistics, energy and utilities clients in our Products and Resources segment due to their continued adoption and integration of digital technologies, while the pandemic continued to negatively affect some of our retail, consumer goods, travel and hospitality clients in the same segment. Overall revenue growth was negatively impacted by 90 basis points by our exit from certain content-related services in our Communications, Media and Technology segment.
Our operating margin and Adjusted Operating Margin1 were both 15.2% for the quarter ended March 31, 2021, as there were no adjustments for unusual items to report in our calculation of Adjusted Operating Margin for that period. Our margin and Adjusted Operating Margin1 were 13.7% and 15.1%, respectively, for the quarter ended March 31, 2020. Our 2021 operating margin benefited from a significant decrease in travel and entertainment expenses due to the COVID-19 pandemic, savings resulting from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan and lower immigration costs. These benefits were partially offset by investments intended to drive organic revenue growth, including additions to our sales organization and initiatives to reposition our brand, as well as the negative impact on margin of our recently completed acquisitions and costs related to continued enhancements to our cyber security environment. Our 2020 GAAP operating margin was negatively impacted by costs related to our restructuring program that concluded at the end of 2020.
1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	22	March 31, 2021 Form 10-Q

Business Outlook
As we seek to increase our commercial momentum and accelerate growth, our four strategic priorities are:
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
During the first quarter of 2021, we acquired Linium and Magenic to strengthen our digital capabilities. We intend to continue to pursue strategic acquisitions, investments and alliances to expand our talent, experience and capabilities in key digital areas or in particular geographies or industries.
We continue to expect the long-term focus of our clients to be on their digital transformation into software-driven, data-enabled, customer-centric and differentiated businesses. Clients continue to adopt and integrate digital technologies. Demand for our digital operations services and solutions has increased since the beginning of the COVID-19 pandemic. At the same time, as our clients seek to optimize the cost of supporting their legacy systems and operations, our non-digital services has been and may continue to be subject to pricing pressure.
Our clients will likely continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic factors, which could affect their demand for our services. The COVID-19 pandemic may continue to negatively impact demand, particularly among our retail, consumer goods, travel and hospitality clients within our Products and Resources segment as well as communications and media clients in our Communications, Media and Technology segment. The evolving nature of the COVID-19 pandemic makes it difficult to estimate its future impact on our ongoing business, results of operations and overall financial performance. For example, India has seen a considerable and sudden increase in new COVID cases in March and April of 2021. A significant worsening of the pandemic, particularly in India, where a significant majority of our operations and technical personnel are located, could present challenges to our ability to deliver services to clients. We remain focused on protecting our employees’ health, safety and well-being.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. Our success is dependent, in large part, on our ability to keep our supply of skilled employees, in particular those with experience in key digital areas, in balance with client demand. For the three months ended March 31, 2021, our annualized attrition, including both voluntary and involuntary, was 21.0%. Competition for skilled employees in the current labor market is intense, and we have experienced significantly elevated voluntary attrition during March and April 2021. Challenges attracting and retaining highly qualified personnel have negatively impacted, and we expect will continue to impact, our ability to satisfy client demand and achieve our full revenue potential. Further, our ongoing and anticipated future efforts with respect to recruitment, talent management and employee engagement may not be successful and will result in increased delivery costs during the remainder of 2021.
In addition, our future results may be affected by immigration law changes that may impact our ability to do business or significantly increase our costs of doing business, potential tax law changes and other potential regulatory changes, including potentially increased costs for employment and post-employment benefits in India as a result of the Code on Social Security, 2020 following its effective date, which is not yet determined, as well as costs related to the potential resolution of legal and regulatory matters discussed in Note 12 to our unaudited consolidated financial statements.

Cognizant	23	March 31, 2021 Form 10-Q

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2021	Revenues	2020	Revenues	$	%
Revenues	$4,401	100.0	$4,225	100.0	$176	4.2
Cost of revenues(1)	2,764	62.8	2,747	65.0	17	0.6
Selling, general and administrative expenses(1)	827	18.8	711	16.8	116	16.3
Restructuring charges	—	—	55	1.3	(55)	(100.0)
Depreciation and amortization expense	141	3.2	133	3.1	8	6.0
Income from operations	669	15.2	579	13.7	90	15.5
Other income (expense), net	(4)		(69)		65	(94.2)
Income before provision for income taxes	665	15.1	510	12.1	155	30.4
Provision for income taxes	(160)		(142)		(18)	12.7
Income (loss) from equity method investments	—		(1)		1	(100.0)
Net income	$505	11.5	$367	8.7	$138	37.6
Diluted earnings per share	$0.95		$0.67		$0.28	41.8

Other Financial Information[2]
Adjusted Income from Operations and Adjusted Operating Margin	$669	15.2	$640	15.1	$29	4.5
Adjusted Diluted EPS	$0.97		$0.96		$0.01	1.0

(1)Exclusive of depreciation and amortization expense.
Revenues - Overall2
During the quarter ended March 31, 2021, revenues increased by $176 million as compared to the quarter ended March 31, 2020, representing growth of 4.2%, or 2.4% on a constant currency basis2. Our recently completed acquisitions contributed 310 basis points to our revenue growth. Our revenues reflected our clients' continued adoption and integration of digital technologies and the acceleration in the demand for cloud, mobile workplace solutions, e-commerce, automation and AI as a result of the COVID-19 pandemic. At the same time, the pandemic continued to negatively affect some of our clients, including retail, consumer goods, travel and hospitality clients. We continue to experience pricing pressure on our non-digital services as our clients optimize the cost of supporting their legacy systems and operations. Overall revenue growth was negatively impacted by 90 basis points by our exit from certain content-related services. Revenues from clients added since March 31, 2020, including those related to acquisitions, were $182 million.

2 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	24	March 31, 2021 Form 10-Q

Revenues - Reportable Business Segments
The following charts set forth revenues and change in revenues by business segment and geography for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

	Financial Services				Healthcare
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[3]	Revenues	$	%	CC %[3]
North America	$1,013	1	0.1	(0.3)	$1,101	63	6.1	6.0
United Kingdom	125	5	4.2	(1.7)	40	—	—	(5.9)
Continental Europe	192	1	0.5	(7.2)	118	19	19.2	11.4
Europe - Total	317	6	1.9	(5.1)	158	19	13.7	6.4
Rest of World	128	—	—	(3.8)	29	12	70.6	68.1
Total	$1,458	7	0.5	(1.7)	$1,288	94	7.9	7.0

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[3]	Revenues	$	%	CC %[3]
North America	$718	29	4.2	3.8	$451	—	—	—
United Kingdom	106	13	14.0	6.0	99	15	17.9	9.4
Continental Europe	103	(6)	(5.5)	(13.8)	43	5	13.2	3.5
Europe - Total	209	7	3.5	(4.7)	142	20	16.4	7.6
Rest of World	71	8	12.7	9.8	64	11	20.8	19.3
Total	$998	44	4.6	2.4	$657	31	5.0	3.1
Financial Services
Revenues from our Financial Services segment increased 0.5%, and decreased 1.7% on a constant currency basis3, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Revenues in this segment increased by $14 million from our banking clients and decreased $7 million from our insurance clients. Revenues from clients added, including those related to acquisitions, since March 31, 2020 were $34 million. Moderate revenue growth generated by our digital services did not fully offset revenue declines related to our non-digital services as our clients optimize the cost of supporting their legacy systems and operations.
Healthcare
Revenues from our Healthcare segment increased 7.9%, or 7.0% on a constant currency basis3, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Revenues in this segment increased by $49 million from our healthcare clients and $45 million from our life sciences clients. Revenue growth among our healthcare customers benefited from increased demand by health insurance customers for our integrated payer software solutions while revenue growth among our life sciences clients was driven by increased demand for our services among pharmaceutical companies. Revenues from clients added, including those related to acquisitions, since March 31, 2020 were $30 million. Demand from our healthcare clients may continue to be affected by uncertainty in the regulatory and political environment while demand from our life sciences clients may be affected by industry consolidation.
Products and Resources
Revenues from our Products and Resources segment increased 4.6%, or 2.4% on a constant currency basis3, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Revenues from our manufacturing, logistics, energy and utilities clients increased $82 million primarily due to our clients' adoption and integration of digital technologies. Retail, consumer goods, travel and hospitality clients continued to be adversely affected by the COVID-19 pandemic. Thus, revenue decreased by $16 million among our retail and consumer goods clients and $22 million among our travel and hospitality clients. Revenues from clients added, including those related to acquisitions, since March 31, 2020 were $64 million.
3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	25	March 31, 2021 Form 10-Q

Communications, Media and Technology
Revenues from our Communications, Media and Technology segment increased 5.0%, or 3.1% on a constant currency basis4, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Revenues in this segment increased by $30 million from our communications and media clients and were relatively flat for our technology clients. Revenues from our communications and media clients benefited significantly from recently completed acquisitions and were negatively impacted by the COVID-19 pandemic. Revenues among our technology clients in this segment were negatively impacted by approximately $37 million due to our exit from certain content-related services, offset by growing demand from our technology clients for other more strategic digital content services and revenues from our acquisitions. Revenues from clients added, including those related to acquisitions, since March 31, 2020 were $54 million.
Revenues - Geographic Markets
Revenues by geographic market were as follows for the three months ended March 31:

(Dollars in millions)	2021	2020	Increase / (Decrease)
			$	%	CC %[4]
North America	$3,283	$3,190	$93	2.9	2.7
United Kingdom	370	337	33	9.8	2.7
Continental Europe	456	437	19	4.3	(3.7)
Europe - Total	826	774	52	6.7	(0.9)
Rest of World	292	261	31	11.9	8.9
Total revenues	$4,401	$4,225	$176	4.2	2.4
North America continues to be our largest market, representing 74.6% of total revenues. Our North America region revenue growth benefited from our recently completed acquisitions and was negatively impacted by our exit from certain content-related services. Our Continental Europe region benefited from favorable foreign currency exchange rates and increased demand for our services among pharmaceutical companies in that region. Revenue growth in our Rest of World region was primarily driven by our clients in India.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense)
Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. Our cost of revenues increased by 0.6% during the first quarter of 2021 as compared to the first quarter of 2020, decreasing as a percentage of revenues to 62.8% in the first quarter of 2021 compared to 65.0% in the first quarter of 2020. The decrease in cost of revenues, as a percentage of revenues, was due primarily to a significant decrease in travel and entertainment costs as a result of a reduction in travel due to the COVID-19 pandemic and savings resulting from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan.
SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. SG&A expenses increased by 16.3% during the first quarter of 2021 as compared to the first quarter of 2020, increasing as a percentage of revenues to 18.8% in 2021 as compared to 16.8% in 2020. The increase, as a percentage of revenues, was due primarily to investments intended to drive organic revenue growth, including additions to our sales organization and initiatives to reposition our brand, as well as increased costs as a result of our recently completed acquisitions and costs related to continued enhancements to our cyber security environment, partially offset by a significant decrease in travel and entertainment costs as a result of a reduction in travel due to the COVID-19 pandemic and lower immigration costs.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by 6.0% during the first quarter of 2021 as compared to the first quarter of 2020 primarily as a result of the amortization of intangible assets from recently completed acquisitions.
4 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	26	March 31, 2021 Form 10-Q

Operating Margin - Overall
Our operating margin and Adjusted Operating Margin5 were both 15.2% for the quarter ended March 31, 2021. Our operating margin and Adjusted Operating Margin5 were 13.7% and 15.1%, respectively, for the quarter ended March 31, 2020. Our 2021 margin benefited from a significant decrease in travel and entertainment expenses due to the COVID-19 pandemic, savings resulting from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan and lower immigration costs. These benefits were partially offset by investments intended to drive organic revenue growth, including additions to our sales organization and initiatives to reposition our brand, as well as the negative impact on margin of our recently completed acquisitions and costs related to continued enhancements to our cyber security environment. Our 2020 GAAP operating margin was negatively impacted by costs related to our restructuring program that concluded at the end of 2020.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 11 basis points during the three months ended March 31, 2021. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 17 basis points.
We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended March 31, 2021, the settlement of our cash flow hedges positively impacted our operating margin by 48 basis points and negatively impacted our operating margin by 7 basis points for the three months ended March 31, 2020.
We finished the first quarter of 2021 with approximately 296,500 employees, which is an increase of 4,800 as compared to March 31, 2020 and 7,000 as compared to December 31, 2020. Annualized attrition, including both voluntary and involuntary, was approximately 21.0% for the three months ended March 31, 2021. Voluntary attrition constitutes the significant majority of our attrition. Both voluntary and involuntary attrition are weighted towards our more junior employees.
Segment Operating Profit

Segment operating profit was as follows for the three months ended March 31:

(Dollars in millions)	2021	Operating Margin %	2020	Operating Margin %	Increase / (Decrease)
Financial Services	$406	27.8	$381	26.3	$25
Healthcare	411	31.9	321	26.9	90
Products and Resources	308	30.9	261	27.4	47
Communications, Media and Technology	215	32.7	190	30.4	25
Total segment operating profit	1,340	30.4	1,153	27.3	187
Less: unallocated costs	671		574		97
Income from operations	$669	15.2	$579	13.7	$90
Across all our business segments, operating margins benefited from a significant decrease in travel and entertainment costs due to COVID-19 related reductions in travel and savings resulting from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan. The increase in unallocated costs for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to increased costs as a result of our recently completed acquisitions and continued enhancements to our cyber security environment.

5 Adjusted Operating Margin is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Cognizant	27	March 31, 2021 Form 10-Q

Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended March 31:

(in millions)	2021	2020	Increase/ Decrease
Foreign currency exchange (losses)	$(12)	$(108)	$96
Gains on foreign exchange forward contracts not designated as hedging instruments	3	6	(3)
Foreign currency exchange gains (losses), net	(9)	(102)	93
Interest income	9	41	(32)
Interest expense	(2)	(6)	4
Other, net	(2)	(2)	—
Total other income (expense), net	$(4)	$(69)	$65
The foreign currency exchange gains and losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on foreign exchange forward contracts entered into to offset foreign currency exposure to non-U.S. dollar denominated net monetary assets and liabilities. As of March 31, 2021, the notional value of our undesignated hedges was $574 million. The decrease in interest income of $32 million was primarily attributable to lower invested balances in India, which generate higher yields. Our invested balances in India are lower in 2021 as a result of our $2.1 billion repatriation of cash from India in the fourth quarter of 2020.
Provision for Income Taxes
The provision for income taxes increased to $160 million during the three months ended March 31, 2021 from $142 million for the three months ended March 31, 2020. The effective income tax rate decreased to 24.1% for the three months ended March 31, 2021 compared to 27.8% for the three months ended March 31, 2020, primarily as a result of significantly lower non-deductible foreign currency exchange losses in our unaudited consolidated statement of operations in the 2021 period, and the discrete benefit of the effective settlement of the IRS examination for tax years 2012 through 2016 as described in Note 8 to our unaudited consolidated financial statements.
Net Income
Net income increased to $505 million for the three months ended March 31, 2021 from $367 million for the three months ended March 31, 2020, representing 11.5% and 8.7% of revenues, respectively. The increase in net income was driven by higher income from operations and lower foreign currency exchange losses, partially offset by lower interest income and a higher provision for income taxes.

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

Cognizant	28	March 31, 2021 Form 10-Q

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

(Dollars in millions, except per share amounts)	2021	% of Revenues	2020	% of Revenues
GAAP income from operations and operating margin	$669	15.2	$579	13.7
Realignment charges (1)	—	—	20	0.5
2020 Fit for Growth Plan restructuring charges (2)	—	—	35	0.8
COVID-19 Charges (3)	—	—	6	0.1
Adjusted Income from Operations and Adjusted Operating Margin	$669	15.2	$640	15.1

GAAP diluted EPS	$0.95		$0.67
Effect of above adjustments, pre-tax	—		0.11
Non-operating foreign currency exchange (gains) losses, pre-tax (4)	0.02		0.19
Tax effect of above adjustments (5)	—		(0.01)
Adjusted Diluted EPS	$0.97		$0.96

(1)As part of the realignment program, during the three months ended March 31, 2020, we incurred certain retention costs and professional fees. See Note 4 to our unaudited consolidated financial statements for additional information.
(2)As part of our 2020 Fit for Growth plan, during the three months ended March 31, 2020, we incurred certain employee separation, employee retention, facility exit costs and other charges. See Note 4 to our unaudited consolidated financial statements for additional information.
(3)During the three months ended March 31, 2020, we incurred costs in response to the COVID-19 pandemic, including a one-time bonus to our employees at the designation of associate and below in both India and the Philippines, certain costs to enable our employees to work remotely and costs to provide medical staff and extra cleaning services for our facilities. Substantially all of the costs related to the pandemic are reported in "Cost of revenues" in our unaudited consolidated statement of operations.
(4)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(5)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended March 31,
(in millions)	2021	2020
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$—	$5
2020 Fit for Growth Plan restructuring charges	—	9
COVID-19 Charges	—	2
Foreign currency exchange gains and losses	—	(10)

Cognizant	29	March 31, 2021 Form 10-Q

Liquidity and Capital Resources

Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of March 31, 2021, we had cash, cash equivalents and short-term investments of $2,158 million and available capacity under our credit facilities of approximately $1,928 million.

The following table provides a summary of our cash flows for the three months ended March 31:

(in millions)	2021	2020	Increase / Decrease
Net cash provided by (used in):
Operating activities	$181	$497	$(316)
Investing activities	(538)	(272)	(266)
Financing activities	(340)	1,135	(1,475)

Operating activities
The decrease in cash provided by operating activities for the three months ended March 31, 2021 compared to the same period in 2020 was primarily driven by higher incentive-based compensation payouts in 2021 and the remittance of certain tax payments in 2021, which were deferred due to COVID-19 pandemic regulatory relief in 2020.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. Our DSO was 70 days as of both March 31, 2021 and December 31, 2020, and 74 as of March 31, 2020.

Investing activities
The increase in net cash used in investing activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily driven by higher payments for acquisitions and net purchases of investments, partially offset by lower outflows for capital expenditures.
Financing activities
The cash used in financing activities for the three months ended March 31, 2021 was driven by repurchases of common stock. The cash provided by financing activities for the three months ended March 31, 2020 was primarily a result of our borrowing against the revolving credit facility, partially offset by repurchases of common stock.
We have a Credit Agreement providing for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. As of March 31, 2021, we had no outstanding balance on our revolving credit facility. See Note 7 to our unaudited consolidated financial statements.
In February 2021, our India subsidiary renewed its one-year 13 billion Indian rupee ($178 million at the March 31, 2021 exchange rate) working capital facility, which requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made prior to 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February. As of March 31, 2021, we have not borrowed funds under this facility.
During the three months ended March 31, 2021, we returned $362 million to our stockholders through $234 million in share repurchases under our stock repurchase program and $128 million in dividend payments. We review our capital return plan on an ongoing basis, considering the potential impacts of COVID-19 pandemic, our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.

Cognizant	30	March 31, 2021 Form 10-Q

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

Off-Balance Sheet Arrangements

Other than our foreign exchange forward and option contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the three months ended March 31, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits, including the application of the cost-to-cost method of measuring progress to completion for certain fixed-price contracts, income taxes, business combinations, valuation of goodwill and other long-lived assets and contingencies. We base our estimates on historical experience, current trends and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited consolidated financial statements. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cognizant	31	March 31, 2021 Form 10-Q

Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues or operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the COVID-19 pandemic, the competitive marketplace for talent, anticipated effective income tax rate and income tax expense, liquidity, access to capital, capital return plan, investment strategies, cost management, realignment program, 2020 Fit for Growth Plan, plans and objectives, including those related to our digital practice areas, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of regulatory and litigation matters, the incremental accrual related to the India Defined Contribution Obligation and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
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
•our ability to successfully execute on the investments outlined in our 2020 Fit for Growth Plan and achieve the anticipated benefits from the plan;
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
•risks and costs related to complying with numerous and evolving legal and regulatory requirements to which we are subject in the many jurisdictions in which we operate;
•potential changes in tax laws, or in their interpretation or enforcement, failure by us to adapt our corporate structure and intercompany arrangements to achieve global tax efficiencies or adverse outcomes of tax audits, investigations or proceedings;
•potential exposure to litigation and legal claims in the conduct of our business; and
•the factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Cognizant	32	March 31, 2021 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 12, 2020.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant	33	March 31, 2021 Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to our unaudited consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 12, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our stock repurchase program allows for the repurchase of up to $9.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan or in private transactions, including through ASR agreements entered into with financial institutions, in accordance with applicable federal securities laws. The repurchase program does not have an expiration date. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and will depend upon market conditions and other factors.
During the three months ended March 31, 2021, we repurchased $234 million of our Class A common stock. The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2021 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2021 - January 31, 2021	—	$—	—	$2,815
February 1, 2021 - February 28, 2021	1,190,000	74.94	1,190,000	2,726
March 1, 2021 - March 31, 2021	1,900,000	76.34	1,900,000	2,581
Total	3,090,000	$75.80	3,090,000
During the three months ended March 31, 2021, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended March 31, 2021, such repurchases totaled 0.2 million shares at an aggregate cost of $18 million.

Cognizant	34	March 31, 2021 Form 10-Q

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant	35	March 31, 2021 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	May 5, 2021	By:	/s/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2021	By:	/s/ JAN SIEGMUND
Jan Siegmund,
Chief Financial Officer
(Principal Financial Officer)

Cognizant	36	March 31, 2021 Form 10-Q