Form 10-Q
period 2021-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2021-07-29
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2021
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2021:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	525,597,200

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
Adjusted Diluted EPS	Adjusted Diluted Earnings Per Share
AI	Artificial Intelligence
ASC	Accounting Standards Codification
ASR	Accelerated Stock Repurchase
CC	Constant Currency
CMT	Communications, Media and Technology
COVID-19	The novel coronavirus disease
COVID-19 Charges	Costs directly related to the COVID-19 pandemic
Credit Agreement	Credit agreement with a commercial bank syndicate dated November 5, 2018
Credit Loss Standard	ASC Topic 326: "Financial Instruments - Credit Losses"
CTS India	Our principal operating subsidiary in India
DevOps	Agile relationship between development and IT operations
Division Bench	Division Bench of the Madras High Court
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
EPS	Earnings Per Share
ESG Mobility	ESG Mobility GmbH
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Generally Accepted Accounting Principles in the United States of America
High Court	Madras High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IoT	Internet of Things
IRS	Internal Revenue Service
IT	Information Technology
ITD	Indian Income Tax Department
LIBOR	London Inter-bank Offered Rate
Linium	The ServiceNow business of Ness Digital Engineering
Magenic	Magenic Technologies, LLC
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Servian	SVN HoldCo Pty Limited
SG&A	Selling, general and administrative
SLP	Special Leave Petition
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Term Loan	Unsecured term loan
Third Circuit	United States Court of Appeals for the Third Circuit
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant	1	June 30, 2021 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,368	$2,680
Short-term investments	482	44
Trade accounts receivable, net	3,419	3,087
Other current assets	1,182	1,040
Total current assets	6,451	6,851
Property and equipment, net	1,225	1,251
Operating lease assets, net	1,004	1,013
Goodwill	5,457	5,031
Intangible assets, net	1,219	1,046
Deferred income tax assets, net	308	445
Long-term investments	433	440
Other noncurrent assets	732	846
Total assets	$16,829	$16,923
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$351	$389
Deferred revenue	356	383
Short-term debt	38	38
Operating lease liabilities	204	211
Accrued expenses and other current liabilities	2,234	2,519
Total current liabilities	3,183	3,540
Deferred revenue, noncurrent	33	36
Operating lease liabilities, noncurrent	842	846
Deferred income tax liabilities, net	230	206
Long-term debt	645	663
Long-term income taxes payable	378	428
Other noncurrent liabilities	313	368
Total liabilities	5,624	6,087
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 525 and 530 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	32	32
Retained earnings	11,086	10,689
Accumulated other comprehensive income (loss)	82	110
Total stockholders’ equity	11,205	10,836
Total liabilities and stockholders’ equity	$16,829	$16,923
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	2	June 30, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$4,585	$4,000	$8,986	$8,225
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,863	2,615	5,627	5,362
Selling, general and administrative expenses	881	711	1,708	1,422
Restructuring charges	—	71	—	126
Depreciation and amortization expense	145	136	286	269
Income from operations	696	467	1,365	1,046
Other income (expense), net:
Interest income	7	37	16	78
Interest expense	(2)	(9)	(4)	(15)
Foreign currency exchange gains (losses), net	(7)	(2)	(16)	(104)
Other, net	—	2	(2)	—
Total other income (expense), net	(2)	28	(6)	(41)
Income before provision for income taxes	694	495	1,359	1,005
Provision for income taxes	(184)	(134)	(344)	(276)
Income (loss) from equity method investments	2	—	2	(1)
Net income	$512	$361	$1,017	$728
Basic earnings per share	$0.97	$0.67	$1.93	$1.34
Diluted earnings per share	$0.97	$0.67	$1.92	$1.34
Weighted average number of common shares outstanding - Basic	527	541	528	543
Dilutive effect of shares issuable under stock-based compensation plans	1	—	1	1
Weighted average number of common shares outstanding - Diluted	528	541	529	544
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	3	June 30, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$512	$361	$1,017	$728
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14	38	(11)	(97)
Change in unrealized gains and losses on cash flow hedges	(13)	38	(17)	(53)
Other comprehensive income (loss)	1	76	(28)	(150)
Comprehensive income	$513	$437	$989	$578
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	4	June 30, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2020	530	$5	$32	$10,689	$110	$10,836
Net income	—	—	—	505	—	505
Other comprehensive income (loss)	—	—	—	—	(29)	(29)
Common stock issued, stock-based compensation plans	1	—	43	—	—	43
Stock-based compensation expense	—	—	62	—	—	62
Repurchases of common stock	(3)	—	(93)	(159)	—	(252)
Dividends declared, $0.24 per share	—	—	—	(128)	—	(128)
Balance, March 31, 2021	528	5	44	10,907	81	11,037
Net income	—	—	—	512	—	512
Other comprehensive income (loss)	—	—	—	—	1	1
Common stock issued, stock-based compensation plans	1	—	32	—	—	32
Stock-based compensation expense	—	—	67	—	—	67
Repurchases of common stock	(4)	—	(111)	(205)	—	(316)
Dividends declared, $0.24 per share	—	—	—	(128)	—	(128)
Balance, June 30, 2021	525	$5	$32	$11,086	$82	$11,205

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2019	548	$5	$33	$11,022	$(38)	$11,022
Cumulative effect of changes in accounting principle(1)	—	—	—	1	—	1
Net income	—	—	—	367	—	367
Other comprehensive income (loss)	—	—	—	—	(226)	(226)
Common stock issued, stock-based compensation plans	2	—	40	—	—	40
Stock-based compensation expense	—	—	55	—	—	55
Repurchases of common stock	(9)	—	(87)	(439)	—	(526)
Dividends declared, $0.22 per share	—	—	—	(120)	—	(120)
Balance, March 31, 2020	541	5	41	10,831	(264)	10,613
Net income	—	—	—	361	—	361
Other comprehensive income (loss)	—	—	—	—	76	76
Common stock issued, stock-based compensation plans	2	—	36	—	—	36
Stock-based compensation expense	—	—	65	—	—	65
Repurchases of common stock	(1)	—	(59)	—	—	(59)
Dividends declared, $0.22 per share	—	—	—	(120)	—	(120)
Balance, June 30, 2020	542	$5	$83	$11,072	$(188)	$10,972

(1)Reflects    the adoption of the Credit Loss Standard on January 1, 2020. Refer to the notes in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	5	June 30, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,017	$728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286	273
Deferred income taxes	119	(93)
Stock-based compensation expense	129	120
Other	(2)	187
Changes in assets and liabilities:
Trade accounts receivable	(279)	78
Other current and noncurrent assets	60	171
Accounts payable	17	103
Deferred revenues, current and noncurrent	(34)	19
Other current and noncurrent liabilities	(591)	(110)
Net cash provided by operating activities	722	1,476
Cash flows from investing activities:
Purchases of property and equipment	(163)	(205)
Purchases of available-for-sale investment securities	(105)	—
Purchases of held-to-maturity investment securities	(89)	(202)
Proceeds from maturity of held-to-maturity investment securities	76	346
Purchases of other investments	(642)	(264)
Proceeds from maturity or sale of other investments	322	283
Payments for business combinations, net of cash acquired	(658)	(489)
Net cash (used in) investing activities	(1,259)	(531)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	75	76
Repurchases of common stock	(560)	(585)
Repayment of Term Loan borrowings and finance lease and earnout obligations	(28)	(25)
Proceeds from borrowings under the revolving credit facility	—	1,740
Dividends paid	(255)	(242)
Net cash (used in) provided by financing activities	(768)	964
Effect of exchange rate changes on cash and cash equivalents	(7)	(132)
(Decrease) increase in cash and cash equivalents	(1,312)	1,777
Cash and cash equivalents, beginning of year	2,680	2,645
Cash and cash equivalents, end of period	$1,368	$4,422
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	6	June 30, 2021 Form 10-Q

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

Note 2 — Revenues and Trade Accounts Receivable
Disaggregation of Revenues

The tables below present disaggregated revenues from contracts with clients by client location, service line and contract type for each of our business segments. We believe this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. Revenues are attributed to geographic regions based upon client location, which is the client's billing address. Substantially all revenues in our North America region relate to operations in the United States.

We have defined our Financial Services, Healthcare, Products and Resources and Communications, Media and Technology segments as ("FS"), ("HC"), ("P&R"), and ("CMT"), respectively, in our disaggregation of revenues tables.

	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021

(in millions)	FS	HC	P&R	CMT	Total	FS	HC	P&R	CMT	Total
Geography:
North America	$1,049	$1,131	$723	$469	$3,372	$2,062	$2,232	$1,441	$920	$6,655
United Kingdom	130	45	116	112	403	255	85	222	211	773
Continental Europe	186	120	132	44	482	378	238	235	87	938
Europe - Total	316	165	248	156	885	633	323	457	298	1,711
Rest of World	137	29	84	78	328	265	58	155	142	620
Total	$1,502	$1,325	$1,055	$703	$4,585	$2,960	$2,613	$2,053	$1,360	$8,986

Service line:
Consulting and technology services	$1,012	$769	$668	$422	$2,871	$1,979	$1,514	$1,284	$818	$5,595
Outsourcing services	490	556	387	281	1,714	981	1,099	769	542	3,391
Total	$1,502	$1,325	$1,055	$703	$4,585	$2,960	$2,613	$2,053	$1,360	$8,986

Type of contract:
Time and materials	$908	$514	$446	$422	$2,290	$1,807	$1,033	$864	$819	$4,523
Fixed-price	500	529	506	249	1,784	971	1,028	987	479	3,465
Transaction or volume-based	94	282	103	32	511	182	552	202	62	998
Total	$1,502	$1,325	$1,055	$703	$4,585	$2,960	$2,613	$2,053	$1,360	$8,986

Cognizant	7	June 30, 2021 Form 10-Q

	Three Months Ended June 30, 2020					Six Months Ended June 30, 2020

(in millions)	FS	HC	P&R	CMT	Total	FS	HC	P&R	CMT	Total
Geography:
North America	$978	$999	$620	$409	$3,006	$1,990	$2,037	$1,309	$860	$6,196
United Kingdom	110	36	89	79	314	230	76	182	163	651
Continental Europe	182	102	94	41	419	373	201	203	79	856
Europe - Total	292	138	183	120	733	603	277	385	242	1,507
Rest of World	126	20	64	51	261	254	37	127	104	522
Total	$1,396	$1,157	$867	$580	$4,000	$2,847	$2,351	$1,821	$1,206	$8,225

Service line:
Consulting and technology services	$933	$666	$520	$338	$2,457	$1,880	$1,328	$1,110	$686	$5,004
Outsourcing services	463	491	347	242	1,543	967	1,023	711	520	3,221
Total	$1,396	$1,157	$867	$580	$4,000	$2,847	$2,351	$1,821	$1,206	$8,225

Type of contract:
Time and materials	$873	$468	$363	$357	$2,061	$1,757	$943	$772	$740	$4,212
Fixed-price	444	417	409	201	1,471	927	826	852	420	3,025
Transaction or volume-based	79	272	95	22	468	163	582	197	46	988
Total	$1,396	$1,157	$867	$580	$4,000	$2,847	$2,351	$1,821	$1,206	$8,225
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

(in millions)	2021	2020
Beginning balance	$467	$485
Amortization expense	(58)	(44)
Costs capitalized	25	59
Impairment	(9)	(6)
Ending balance	$425	$494
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

(in millions)	2021	2020
Beginning balance	$315	$334
Revenues recognized during the period but not billed	266	252
Amounts reclassified to trade accounts receivable	(229)	(247)
Ending balance	$352	$339

Cognizant	8	June 30, 2021 Form 10-Q

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the six months ended June 30:

(in millions)	2021	2020
Beginning balance	$419	$336
Amounts billed but not recognized as revenues	327	297
Revenues recognized related to the opening balance of deferred revenue	(357)	(268)
Ending balance	$389	$365
Revenues recognized during the three and six months ended June 30, 2021 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of June 30, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $1,705 million, of which approximately 75% is expected to be recognized as revenue within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Credit Loss
We calculate expected credit losses for our trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in the allowance for trade accounts receivable for the six months ended June 30:

(in millions)	2021	2020
Beginning balance	$57	$67
Impact of adoption of the Credit Loss Standard	—	(1)
Credit loss expense	1	18
Write-offs charged against the allowance	(9)	(9)
Ending balance	$49	$75

Note 3 — Business Combinations
Acquisitions completed during the six months ended June 30, 2021 were not individually or in the aggregate material to our operations. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to tangible and intangible assets acquired and liabilities assumed, including goodwill, based on their estimated fair values. Goodwill from our acquisition of ESG Mobility has been allocated to our Products and Resources segment. Goodwill from other 2021 acquisitions is expected to benefit all of our reportable segments and has been allocated as such. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an identifiable intangible asset.
During the six months ended June 30, 2021, we acquired 100% ownership in each of the following:
•Linium, a cloud transformation consultancy group specializing in the ServiceNow platform and solutions for smart digital enterprise workflows, acquired to broaden our enterprise service management capabilities (acquired January 31, 2021);

Cognizant	9	June 30, 2021 Form 10-Q

•Magenic, a provider of agile software and cloud development, DevOps, experience design and advisory services across a range of industries, acquired to enhance our global software engineering expertise (acquired February 1, 2021);
•Servian, an Australia-based enterprise transformation consultancy specializing in data analytics, AI, digital services, experience design and cloud, acquired to enhance our digital portfolio and market presence in Australia and New Zealand (acquired April 1, 2021); and
•ESG Mobility, a digital automotive engineering research and development provider for connected, autonomous and electric vehicles, acquired to expand our digital engineering expertise, particularly in connected vehicles (acquired June 1, 2021).
The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	Servian	Magenic	ESG Mobility	Linium	Total	Weighted Average Useful Life
Cash	$4	$13	$28	$—	$45
Trade accounts receivable	15	17	24	5	61
Property and equipment and other assets	7	4	8	1	20
Operating lease assets, net	7	10	27	—	44
Non-deductible goodwill	178	34	31	—	243
Tax-deductible goodwill	—	114	24	57	195
Customer relationship assets	76	90	77	24	267	10.2 years
Other intangible assets	2	1	—	—	3	4.1 years
Current liabilities	(13)	(30)	(20)	(2)	(65)
Noncurrent liabilities	(29)	(7)	(65)	—	(101)
Purchase price, inclusive of contingent consideration	$247	$246	$134	$85	$712

The above allocations are preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

Note 4 — Restructuring Charges
During 2020, we incurred costs related to both our realignment program and our 2020 Fit for Growth Plan. Our realignment program, which began in 2017, improved our client focus, cost structure and the efficiency and effectiveness of our delivery while continuing to drive revenue growth. Our 2020 Fit for Growth Plan, which began in the fourth quarter of 2019, simplified our organizational model and optimized our cost structure in order to partially fund the investments required to execute on our strategy and advance our growth agenda and included our decision to exit certain content-related services that were not in line with our strategic vision for the Company. The total costs related to our realignment program and our 2020 Fit for Growth Plan are reported in "Restructuring charges" in our unaudited consolidated statement of operations. During the three and six months ended June 30, 2020, we incurred certain employee retention costs and professional fees of $12 million and $32 million, respectively, related to our realignment program and employee separation, employee retention and facility exit costs and other charges of $59 million and $94 million, respectively, related to our 2020 Fit for Growth Plan. We did not incur any costs related to these plans during the three and six months ended June 30, 2021.

Cognizant	10	June 30, 2021 Form 10-Q

Note 5 — Investments
Our investments were as follows:

(in millions)	June 30, 2021	December 31, 2020
Short-term investments:
Equity investment security	$27	$27
Available-for-sale investment securities	105	—
Held-to-maturity investment securities	27	14
Time deposits	323	3
Total short-term investments	$482	$44

Long-term investments:
Equity and cost method investments	$36	$35
Restricted time deposits(1)	397	405
Total long-term investments	$433	$440

(1)See Note 8.
Equity Investment Security
Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the three and six months ended June 30, 2021 and 2020.
Available-for-Sale Investment Securities
Our available-for-sale investment securities consist of highly rated U.S. dollar denominated investments in commercial paper maturing within one year. As of June 30, 2021, the amortized cost and fair value of our available-for-sale investments was $105 million. Unrealized gains and losses were immaterial as of June 30, 2021 and there were no realized gains or losses related to our available-for-sale investment securities during the six months ended June 30, 2021 and 2020.
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
The amortized cost and fair value of held-to-maturity investment securities were as follows:

(in millions)	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments, maturing within one year:
Corporate and other debt securities	$7	$7	$14	$14
Commercial paper	20	20	—	—
Total short-term held-to-maturity investments	$27	$27	$14	$14
As of June 30, 2021, commercial paper securities in the amount of $3 million were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months. As of December 31, 2020, there were no held-to-maturity investment securities in an unrealized loss position.
The securities in our portfolio are highly rated and short-term in nature. As of June 30, 2021, our corporate and other debt securities were rated AA+ or better and our commercial paper securities were rated A-1+ by CRISIL, an Indian subsidiary of S&P Global.

Cognizant	11	June 30, 2021 Form 10-Q

Equity and Cost Method Investments
As of June 30, 2021 and December 31, 2020, we had equity method investments of $33 million and $31 million, respectively, and cost method investments of $3 million and $4 million, respectively.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(in millions)	June 30, 2021	December 31, 2020
Compensation and benefits	$1,472	$1,607
Customer volume and other incentives	258	266
Income taxes	25	34
Professional fees	171	143
Other	308	469
Total accrued expenses and other current liabilities	$2,234	$2,519

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
We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations as of June 30, 2021.
In February 2021, our India subsidiary renewed its 13 billion Indian rupee ($175 million at the June 30, 2021 exchange rate) working capital facility, which requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made prior to 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February.
Short-term Debt
As of both June 30, 2021 and December 31, 2020, we had $38 million of short-term debt related to current maturities of our Term Loan.
Long-term Debt
The following summarizes our long-term debt balances as of:

(in millions)	June 30, 2021	December 31, 2020
Term Loan	$685	$703
Less:
Current maturities - Term Loan	(38)	(38)
Deferred financing costs	(2)	(2)
Long-term debt, net of current maturities	$645	$663
The carrying value of our debt approximated its fair value as of June 30, 2021 and December 31, 2020.

Cognizant	12	June 30, 2021 Form 10-Q

Note 8 — Income Taxes
In March 2021, we reached an agreement with the IRS, which effectively settled tax years 2012 through 2016. As a result of this effective settlement, in the first quarter of 2021, we recorded a reduction of $43 million to our uncertain tax position balance, which resulted in a $14 million discrete benefit to the provision for income taxes and a $29 million adjustment to our current income tax balance sheet accounts. Tax years that remain subject to examination by the IRS are 2017 onward. As of June 30, 2021 and December 31, 2020, our prepaid taxes, which are presented in "Other current assets" in our unaudited consolidated statements of financial position, were $370 million and $274 million, respectively.
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective income tax rate	26.5%	27.1%	25.3%	27.5%
The effective tax rate decreased in 2021 as compared to 2020 primarily as a result of significantly lower non-deductible foreign currency exchange losses in our unaudited consolidated statement of operations in the 2021 period.
We are involved in an ongoing dispute with the ITD in connection with a previously disclosed transaction undertaken by CTS India in 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $2.8 billion. As a result of that transaction, which was undertaken pursuant to a plan approved by the High Court in Chennai, India, we previously paid $135 million in Indian income taxes - an amount we believe includes all applicable taxes owed for this transaction under Indian law. In March 2018, we received a communication from the ITD asserting that the ITD is owed an additional 33 billion Indian rupees ($444 million at the June 30, 2021 exchange rate) on the 2016 transaction. Immediately thereafter, the ITD placed an attachment on certain of our India bank accounts. In addition to the dispute on the 2016 transaction, we are also involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes are collectively referred to as the "ITD Dispute").

In April 2018, the High Court admitted our writ petition for a stay of the actions of the ITD and lifted the ITD’s attachment on our bank accounts. As part of the interim stay order, we deposited 5 billion Indian rupees ($67 million at the June 30, 2021 exchange rate and $68 million at the December 31, 2020 exchange rate) representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. In addition, the High Court placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($377 million at the June 30, 2021 exchange rate and $384 million at the December 31, 2020 exchange rate), which is the remainder of the disputed tax amount related to the 2016 transaction.

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
As of June 30, 2021 and December 31, 2020, the balance of deposits under lien was $397 million and $405 million, respectively, presented in "Long-term investments", including a portion of the interest previously earned. As of June 30, 2021 and December 31, 2020, the deposit with the ITD was $67 million and $68 million respectively, presented in "Other noncurrent assets".

We believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions. Accordingly, we have not recorded any reserves for these matters as of June 30, 2021.

Cognizant	13	June 30, 2021 Form 10-Q

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		June 30, 2021		December 31, 2020
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$35	$—	$45	$—
	Other noncurrent assets	9	—	26	—
	Accrued expenses and other current liabilities	—	2	—	—
	Other noncurrent liabilities	—	2	—	—
	Total	$44	$4	$71	$—
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	1	—	1	—
	Accrued expenses and other current liabilities	—	—	—	1
	Total	1	—	1	1
Total		$45	$4	$72	$1
Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2021, 2022 and the first six months of 2023. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of June 30, 2021, we estimate that $32 million, net of tax, of net gains related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

Cognizant	14	June 30, 2021 Form 10-Q

The notional values of our outstanding contracts by year of maturity were as follows:

(in millions)	June 30, 2021	December 31, 2020
2021	$815	$1,470
2022	1,098	803
2023	325	—
Total notional value of contracts outstanding (1)	$2,238	$2,273

(1)Includes $128 million and $133 million notional value of option contracts as of June 30, 2021 and December 31, 2020, respectively, with the remaining notional value related to forward contracts.
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended June 30:

(in millions)	Change in Derivative (Losses) Gains Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2021	2020		2021	2020
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$(3)	$35	Cost of revenues	$12	$(9)
			SG&A expenses	2	(2)
			Total	$14	$(11)
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the six months ended June 30:

(in millions)	Change in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2021	2020		2021	2020
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$14	$(78)	Cost of revenues	$30	$(12)
			SG&A expenses	5	(2)
			Total	$35	$(14)

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

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	June 30, 2021		December 31, 2020
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$796	$1	$637	$—

Cognizant	15	June 30, 2021 Form 10-Q

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and six months ended June 30:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2021	2020	2021	2020
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$3	$(3)	$6	$3
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2021:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$260	$—	$—	$260
Time deposits	—	4	—	4
Commercial paper	—	285	—	285
Short-term investments:
Time deposits	—	323	—	323
Equity investment security	27	—	—	27
Available-for-sale investment securities:
Commercial paper	—	105	—	105
Other current assets:
Foreign exchange forward and option contracts	—	36	—	36
Long-term investments:
Restricted time deposits(1)	—	397	—	397
Other noncurrent assets
Foreign exchange forward contracts	—	9	—	9
Accrued expenses and other current liabilities:
Foreign exchange forward contracts and option contracts	—	(2)	—	(2)
Contingent consideration liabilities	—	—	(27)	(27)
Other noncurrent liabilities:
Foreign exchange forward contracts and option contracts	—	(2)	—	(2)
Contingent consideration liabilities	—	—	(13)	(13)

(1)See Note 8.

Cognizant	16	June 30, 2021 Form 10-Q

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2020:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$209	$—	$—	$209
Time deposits	—	203	—	203
Commercial paper	—	200	—	200
Short-term investments:
Time deposits	—	3	—	3
Equity investment security	27	—	—	27
Other current assets:
Foreign exchange forward and option contracts	—	46	—	46
Long-term investments:
Restricted time deposits(1)	—	405	—	405
Other noncurrent assets:
Foreign exchange forward and option contracts	—	26	—	26
Accrued expenses and other current liabilities:
Foreign exchange forward and option contracts	—	(1)	—	(1)
Contingent consideration liabilities	—	—	(11)	(11)
Other noncurrent liabilities:
Contingent consideration liabilities	—	—	(43)	(43)

(1)See Note 8.
The following table summarizes the changes in Level 3 contingent consideration liabilities for the six months ended June 30:

(in millions)	2021	2020
Beginning balance	$54	$38
Initial measurement recognized at acquisition	8	42
Change in fair value recognized in SG&A expenses	(19)	(23)
Payments	(3)	(3)
Ending balance	$40	$54
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The fair value of commercial paper is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. The carrying value of our time deposits approximated fair value as of June 30, 2021 and December 31, 2020.
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
During the six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant	17	June 30, 2021 Form 10-Q

Note 11 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and six months ended June 30, 2021:

	Three Months			Six Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$29	$1	$30	$56	$(1)	$55
Change in foreign currency translation adjustments	15	(1)	14	(12)	1	(11)
Ending balance	$44	$—	$44	$44	$—	$44
Unrealized gains on cash flow hedges:
Beginning balance	$63	$(12)	$51	$67	$(12)	$55
Unrealized (losses) gains arising during the period	(3)	—	(3)	14	(3)	11
Reclassifications of net (gains) to:
Cost of revenues	(12)	3	(9)	(30)	6	(24)
SG&A expenses	(2)	1	(1)	(5)	1	(4)
Net change	(17)	4	(13)	(21)	4	(17)
Ending balance	$46	$(8)	$38	$46	$(8)	$38
Accumulated other comprehensive income (loss):
Beginning balance	$92	$(11)	$81	$123	$(13)	$110
Other comprehensive income (loss)	(2)	3	1	(33)	5	(28)
Ending balance	$90	$(8)	$82	$90	$(8)	$82
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and six months ended June 30, 2020:

	Three Months			Six Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(202)	$3	$(199)	$(63)	$(1)	$(64)
Change in foreign currency translation adjustments	37	1	38	(102)	5	(97)
Ending balance	$(165)	$4	$(161)	$(165)	$4	$(161)
Unrealized (losses) gains on cash flow hedges:
Beginning balance	$(79)	$14	$(65)	$31	$(5)	$26
Unrealized gains (losses) arising during the period	35	(6)	29	(78)	13	(65)
Reclassifications of net losses to:
Cost of revenues	9	(2)	7	12	(2)	10
SG&A expenses	2	—	2	2	—	2
Net change	46	(8)	38	(64)	11	(53)
Ending balance	$(33)	$6	$(27)	$(33)	$6	$(27)
Accumulated other comprehensive income (loss):
Beginning balance	$(281)	$17	$(264)	$(32)	$(6)	$(38)
Other comprehensive income (loss)	83	(7)	76	(166)	16	(150)
Ending balance	$(198)	$10	$(188)	$(198)	$10	$(188)

Cognizant	18	June 30, 2021 Form 10-Q

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

On January 15, 2015, Syntel sued TriZetto and Cognizant in the USDC-SDNY. Syntel’s complaint alleged breach of contract against TriZetto, and tortious interference and misappropriation of trade secrets against Cognizant and TriZetto, stemming from Cognizant’s hiring of certain former Syntel employees. Cognizant and TriZetto countersued on March 23, 2015, for breach of contract, misappropriation of trade secrets and tortious interference, based on Syntel’s misuse of TriZetto confidential information and abandonment of contractual obligations. Cognizant and TriZetto subsequently added federal Defend Trade Secrets Act and copyright infringement claims for Syntel’s misuse of TriZetto’s proprietary technology. The parties’ claims were narrowed by the court and the case was tried before a jury, which on October 27, 2020 returned a verdict in favor of Cognizant in the amount of $855 million, including $570 million in punitive damages. On April 20, 2021, the USDC-SDNY issued a post-trial order that, among other things, affirmed the jury’s award of $285 million in actual damages, but reduced the award of punitive damages from $570 million to $285 million, thereby reducing the overall damages award from $855 million to $570 million. The USDC-SDNY subsequently issued a final judgment consistent with the April 20th order. On May 26, 2021, Syntel filed a notice of appeal to the United States Court of Appeals for the Second Circuit, and on June 3, 2021 the USDC-SDNY stayed execution of judgment pending appeal. We will not record the gain in our financial statements until it becomes realizable.
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

On October 5, 2016, October 27, 2016 and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey naming us and certain of our current and former officers at that time as defendants. These complaints were consolidated into a single action and on April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of persons and entities who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers at that time as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the Foreign Corrupt Practices Act, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Defendants filed motions to dismiss the consolidated amended complaint on June 6, 2017. On August 8, 2018, the USDC-NJ issued an order which granted the motions to dismiss in part, including dismissal of all claims against current officers of the Company, and denied them in part. On September 7, 2018, we filed a motion in the USDC-NJ to certify the August 8, 2018 order for immediate appeal to the United States Court of Appeals for the Third Circuit pursuant to 28 U.S.C. § 1292(b). On October 18, 2018, the USDC-NJ issued an order granting our motion, and staying the action pending the outcome of our appeal petition to the Third Circuit. On October 29, 2018, we filed a petition for permission to appeal with the Third Circuit. On March 6, 2019, the Third Circuit denied our petition without prejudice. In an order dated March 19, 2019, the USDC-NJ directed the lead plaintiffs to provide the defendants with a proposed amended complaint. On April 26, 2019, lead plaintiffs filed their second

Cognizant	19	June 30, 2021 Form 10-Q

amended complaint. We filed a motion to dismiss the second amended complaint on June 10, 2019. On June 7, 2020, the USDC-NJ issued an order denying our motion to dismiss the second amended complaint. On July 10, 2020, we filed our answer to the second amended complaint. On July 23, 2020, the DOJ filed a motion on consent for leave to intervene and to stay all discovery through the conclusion of the criminal proceedings in United States v. Gordon J. Coburn and Steven Schwartz, Crim. No. 19-120 (KM), except for documents produced by us to the DOJ in connection with those criminal proceedings. On July 24, 2020, the USDC-NJ granted the DOJ’s motion; and on that same day, we filed a motion in the USDC-NJ to certify the June 7, 2020 order for immediate appeal to the Third Circuit pursuant to 28 U.S.C. § 1292(b). On March 17, 2021, the USDC-NJ issued an order denying our motion.

On October 31, 2016, November 15, 2016 and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our then current directors and certain of our current and former officers at that time as defendants. These actions were consolidated in an order dated January 24, 2017. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On March 16, 2017, the parties filed a stipulation deferring all further proceedings pending a final, non-appealable ruling on the then anticipated motion to dismiss the consolidated putative securities class action. On April 26, 2017, in lieu of ordering the stipulation filed by the parties, the New Jersey Superior Court deferred further proceedings by dismissing the consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future.

On February 22, 2017, April 7, 2017 and May 10, 2017, three additional putative shareholder derivative complaints alleging similar claims were filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. These complaints asserted claims similar to those in the previously-filed putative shareholder derivative actions. In an order dated June 20, 2017, the USDC-NJ consolidated these actions into a single action, appointed lead plaintiff and lead counsel, and stayed all further proceedings pending a final, non-appealable ruling on the motions to dismiss the consolidated putative securities class action. On October 30, 2018, lead plaintiff filed a consolidated verified derivative complaint.

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

On June 1, 2021, an eighth putative shareholder derivative complaint was filed in the USDC-NJ, naming us, and certain of our current and former officers and directors, as defendants. The complaint asserts claims similar to those in the previously-filed putative shareholder derivative actions.

We are presently unable to predict the duration, scope or result of the consolidated putative securities class action, the putative shareholder derivative actions or any other related lawsuits. As such, we are presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, and thus have not recorded any accruals related to these matters. Although the Company continues to defend the lawsuits vigorously, these lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain.

We have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the matters that were the subject of our previously disclosed internal investigation, the DOJ and SEC investigations and the related litigation, we have received and expect to continue to receive requests under such indemnification agreements and our bylaws to provide funds for legal fees and other expenses. We have expensed such costs incurred through June 30, 2021.

We have maintained directors and officers insurance and have recorded an insurance receivable of $10 million and $7 million as of June 30, 2021 and December 31, 2020, respectively, in "Other current assets," on our unaudited consolidated statements of financial position related to the recovery of a portion of the indemnification expenses and costs related to the putative securities class action complaints. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification and expense advancement obligations described here.

See Note 8 for information relating to the ITD Dispute.

Cognizant	20	June 30, 2021 Form 10-Q

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

Cognizant	21	June 30, 2021 Form 10-Q

For revenues by reportable segment and geographic area, see Note 2.
Segment operating profits by reportable segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Financial Services	$439	$365	$845	$746
Healthcare	388	305	799	626
Products and Resources	329	237	637	498
Communications, Media and Technology	235	174	450	364
Total segment operating profit	1,391	1,081	2,731	2,234
Less: unallocated costs	695	614	1,366	1,188
Income from operations	$696	$467	$1,365	$1,046
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	June 30, 2021	December 31, 2020
Long-lived Assets: (1)
North America(2)	$389	$399
Europe	84	88
Rest of World (3)	752	764
Total	$1,225	$1,251

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 14 — Subsequent Events
Dividend
On July 25, 2021, our Board of Directors approved the Company's declaration of a $0.24 per share dividend with a record date of August 20, 2021 and a payment date of August 31, 2021.

Cognizant	22	June 30, 2021 Form 10-Q

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
Q2 2021 Financial Results
During the quarter ended June 30, 2021, revenues increased by $585 million as compared to the quarter ended June 30, 2020, representing growth of 14.6%, or 12.0% on a constant currency basis1. Our recently completed acquisitions contributed 390 basis points to our revenue growth. Our revenue growth reflected our clients' continued adoption and integration of digital technologies and the acceleration in the demand for cloud, mobile workplace solutions, e-commerce, automation and AI and was aided by the negative impact on 2020 revenues of the COVID-19 pandemic and the April 2020 ransomware attack. We continue to experience pricing pressure on our non-digital services as our clients, particularly those in our Financial Services segment, optimize the cost of supporting their legacy systems and operations. Revenue growth in our Healthcare segment was driven by increased demand for our services from our pharmaceutical and health insurance clients. Revenue growth was strong among our manufacturing, logistics, energy and utilities clients in our Products and Resources segment due to their continued adoption and integration of digital technologies. At the same time, while revenues from our retail, consumer goods, travel and hospitality clients increased year over year, these clients continue to be negatively impacted by the pandemic, although to a lesser extent than they were in the second quarter of 2020. Revenues in our Communications, Media and Technology segment benefited from our technology clients' growing demand for services related to digital content.
Our operating margin and Adjusted Operating Margin1 were both 15.2% for the quarter ended June 30, 2021, as there were no adjustments for unusual items to report in our calculation of Adjusted Operating Margin1 for that period. Our operating margin and Adjusted Operating Margin1 were 11.7% and 14.1%, respectively, for the quarter ended June 30, 2020. Our 2021 operating margin benefited from savings resulting from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan. These benefits were partially offset by investments intended to drive and support organic revenue growth, including additions to our sales organization and initiatives to reposition our brand, as well as the negative impact on margin of our recently completed acquisitions and costs related to the modernization of our core IT systems. Our 2020 operating margin and Adjusted Operating Margin1 were adversely impacted by the decline in revenues brought on by the COVID-19 pandemic and the effect of the April 2020 ransomware attack on both revenues and costs. Our 2020 operating
1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	23	June 30, 2021 Form 10-Q

margin was also negatively impacted by costs related to our restructuring program that concluded at the end of 2020 and COVID-19 Charges.
In the fourth quarter of 2020, we made an offer to settle and exit a large customer engagement in Financial Services in Continental Europe. The offer included, among other terms, a proposed payment and the forgiveness of certain receivables. In the second quarter of 2021, we reached a settlement agreement with two of the three customers that were part of the engagement. The payment made to the two customers in the second quarter as part of the settlement agreement was consistent with the payment that had been proposed in the offer to such customers. Additionally, the settlement includes a provision for the continuation of certain of our services to the two customers. Our negotiations with the third customer are ongoing and, as such, we may not reach an agreement or the final terms of the agreement that is reached may materially differ from those contemplated in our accounting. In either instance, there could be additional impacts to our statement of operations, financial condition and our cash flows.
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
During the second quarter of 2021, we acquired Servian and ESG Mobility to strengthen our digital capabilities. We intend to continue to pursue strategic acquisitions, investments and alliances to expand our talent, experience and capabilities in key digital areas or in particular geographies or industries.
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
Our clients will likely continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic factors, which could affect their demand for our services. The COVID-19 pandemic may continue to negatively impact demand, particularly among our retail, consumer goods, travel and hospitality clients within our Products and Resources segment as well as communications and media clients in our Communications, Media and Technology segment. The evolving nature of the pandemic makes it difficult to estimate its future impact on our ongoing business, results of operations and overall financial performance. For example, India saw a considerable and sudden increase in new COVID-19 cases in the spring of 2021. A significant worsening of the pandemic, particularly in India, where a significant majority of our operations and technical personnel are located, could present challenges to our ability to deliver services to clients. We remain focused on protecting our employees’ health, safety and well-being.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. Our success is dependent, in large part, on our ability to keep our supply of skilled employees, in particular those with experience in key digital areas, in balance with client demand. For the three months ended June 30, 2021, our annualized attrition, including both voluntary and involuntary, was 31.4%. Competition for skilled employees in the current labor market is intense, and we experienced significantly elevated voluntary attrition during the second quarter and in July 2021. Challenges attracting and retaining highly qualified personnel have negatively impacted, and we expect will continue to impact, our ability to satisfy client demand and achieve our full revenue potential. Further, our ongoing and anticipated future efforts with respect to recruitment, talent management and employee engagement may not be successful and will result in increased delivery costs during the remainder of 2021.
In addition, our future results may be affected by potential tax law changes and other potential regulatory changes, including potentially increased costs for employment and post-employment benefits in India as a result of the Code on Social Security, 2020. We may also incur costs related to the potential resolution of legal and regulatory matters discussed in Note 12 to our unaudited consolidated financial statements.

Cognizant	24	June 30, 2021 Form 10-Q

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2021	Revenues	2020	Revenues	$	%
Revenues	$4,585	100.0	$4,000	100.0	$585	14.6
Cost of revenues(a)	2,863	62.4	2,615	65.4	248	9.5
Selling, general and administrative expenses(a)	881	19.2	711	17.8	170	23.9
Restructuring charges	—	—	71	1.8	(71)	(100.0)
Depreciation and amortization expense	145	3.2	136	3.4	9	6.6
Income from operations	696	15.2	467	11.7	229	49.0
Other income (expense), net	(2)		28		(30)	(107.1)
Income before provision for income taxes	694	15.1	495	12.4	199	40.2
Provision for income taxes	(184)		(134)		(50)	37.3
Income (loss) from equity method investments	2		—		2	*
Net income	$512	11.2	$361	9.0	$151	41.8
Diluted earnings per share	$0.97		$0.67		$0.30	44.8

Other Financial Information[2]
Adjusted Income from Operations and Adjusted Operating Margin	$696	15.2	$563	14.1	$133	23.6
Adjusted Diluted EPS	$0.99		$0.82		$0.17	20.7

(a)Exclusive of depreciation and amortization expense.
*Not meaningful

Revenues - Overall
During the quarter ended June 30, 2021, revenues increased by $585 million as compared to the quarter ended June 30, 2020, representing growth of 14.6%, or 12.0% on a constant currency basis2. Our recently completed acquisitions contributed 390 basis points to our revenue growth. Our revenue growth reflected our clients' continued adoption and integration of digital technologies and the acceleration in the demand for cloud, mobile workplace solutions, e-commerce, automation and AI and was aided by the negative impact on 2020 revenues of the COVID-19 pandemic and the April 2020 ransomware attack. At the same time, while revenues from our retail, consumer goods, travel and hospitality clients increased year over year, these clients continue to be negatively impacted by the pandemic, although to a lesser extent than they were in the second quarter of 2020. We continue to experience pricing pressure on our non-digital services as our clients optimize the cost of supporting their legacy systems and operations. Revenues from clients added since June 30, 2020, including those related to acquisitions, were $167 million.

2 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	25	June 30, 2021 Form 10-Q

Revenues - Reportable Business Segments
The following charts set forth revenues and change in revenues by business segment and geography for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020:

	Financial Services				Healthcare
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[3]	Revenues	$	%	CC %[3]
North America	$1,049	71	7.3	6.7	$1,131	132	13.2	13.2
United Kingdom	130	20	18.2	8.6	45	9	25.0	14.7
Continental Europe	186	4	2.2	(5.9)	120	18	17.6	10.2
Europe - Total	316	24	8.2	(0.5)	165	27	19.6	11.3
Rest of World	137	11	8.7	2.6	29	9	45.0	41.8
Total	$1,502	106	7.6	4.8	$1,325	168	14.5	13.4

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[3]	Revenues	$	%	CC %[3]
North America	$723	103	16.6	16.1	$469	60	14.7	14.6
United Kingdom	116	27	30.3	16.3	112	33	41.8	28.0
Continental Europe	132	38	40.4	26.5	44	3	7.3	(2.3)
Europe - Total	248	65	35.5	21.5	156	36	30.0	17.7
Rest of World	84	20	31.3	23.4	78	27	52.9	45.5
Total	$1,055	188	21.7	17.8	$703	123	21.2	17.9

Financial Services - revenues increased 7.6%, or 4.8% on a constant currency basis[3]

Banking	é	$51M

Insurance	é	$55M

Revenue growth reflected the negative impact to our 2020 revenues of the COVID-19 pandemic and the April 2020 ransomware attack. Additionally, growth in this segment benefited from recently completed acquisitions. Moderate revenue growth generated by our digital services did not fully offset revenue declines related to our non-digital services as our clients optimize the cost of supporting their legacy systems and operations. Revenues from clients added, including those related to acquisitions, since June 30, 2020 were $32 million.3

Healthcare - revenues increased 14.5%, or 13.4% on a constant currency basis[3]
Revenue growth among our healthcare customers benefited from increased demand by health insurance customers for our integrated payer software solutions while revenue growth among our life sciences clients was driven by increased demand for our services among pharmaceutical companies. Additionally, revenue growth reflected the negative impact to our 2020 revenues of the COVID-19 pandemic and the April 2020 ransomware attack. Revenues from clients added, including those related to acquisitions, since June 30, 2020 were $29 million.

Healthcare	é	$90M

Life Sciences	é	$78M

3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	26	June 30, 2021 Form 10-Q

Products and Resources - revenues increased 21.7%, or 17.8% on a constant currency basis[4]

Manufacturing, Logistics, Energy and Utilities	é $106M

Retail and Consumer Goods	é $61M

Travel and Hospitality	é $21M

Revenue growth in this segment included approximately 600 basis points related to recently completed acquisitions. Revenues from our manufacturing, logistics, energy and utilities clients benefited from our clients' adoption and integration of digital technologies. Additionally, revenue growth reflected the negative impact to our 2020 revenues of the COVID-19 pandemic. While revenues from our retail, consumer goods, travel and hospitality clients increased year over year, these clients continued to be negatively impacted by the pandemic, although to a lesser extent than they were in the second quarter of 2020. Revenues from clients added, including those related to acquisitions, since June 30, 2020 were $57 million.4

Communications, Media and Technology - revenues increased 21.2%, or 17.9% on a constant currency basis[4]
Revenue growth in this segment included approximately 900 basis points related to recently completed acquisitions, driven by acquisitions we completed in the second and third quarter of 2020. Revenue growth in this segment also reflected the negative impact to our 2020 revenue of the COVID-19 pandemic and growing demand from our technology clients for services related to digital content, primarily driven by our largest clients in this segment. Revenues from clients added, including those related to acquisitions, since June 30, 2020 were $49 million.

Communications and Media	é	$69M

Technology	é	$54M

Revenues - Geographic Markets
Revenues of $4,585 million by geographic market were as follows for the three months ended June 30, 2021:

Q2 2021 as compared to Q2 2020	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
North America	$366	12.2	11.8
United Kingdom	89	28.3	16.4
Continental Europe	63	15.0	5.6
Europe - Total	152	20.7	10.2
Rest of World	67	25.7	19.1
Total revenues	$585	14.6	12.0
North America continues to be our largest market, representing 73.5% of total revenues and 62.6% of total revenue growth. Revenue growth across all regions included the negative impact on our 2020 revenues of the COVID-19 pandemic and the April 2020 ransomware attack and additionally benefited from our recently completed acquisitions. All regions also benefited from favorable foreign currency exchange rate movements. A significant portion of revenue growth in our Continental Europe and Rest of World regions is related to clients, including those from recent acquisitions, in Germany and Australia, respectively.

4 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	27	June 30, 2021 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é $248M
ê 3.0% as a % of revenue
¡ % of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. The decrease in cost of revenues, as a percentage of revenues, was due primarily to savings resulting from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan as well as the negative impact on our 2020 results of the COVID-19 pandemic and the April 2020 ransomware attack.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The increase, as a percentage of revenues, was due primarily to investments intended to drive and support organic revenue growth, including additions to our sales organization and initiatives to reposition our brand, as well as increased costs as a result of our recently completed acquisitions and costs related to the modernization of our core IT systems, partially offset by a reduction in expenses attributable to the COVID-19 pandemic and the April 2020 ransomware attack.

é $170M
é 1.4% as a % of revenue
¡ % of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 6.6% but remained flat as a percentage of revenue during the second quarter of 2021 as compared to the second quarter of 2020 primarily as a result of the amortization of intangible assets from recently completed acquisitions.

Operating Margin and Adjusted Operating Margin[5] - Overall

Our 2021 operating margin benefited from savings resulting from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan. These benefits were partially offset by investments intended to drive and support organic revenue growth, including additions to our sales organization and initiatives to reposition our brand, as well as the negative impact on margin of our recently completed acquisitions and costs related to the modernization of our core IT systems. Our 2020 operating margin and Adjusted Operating Margin5 were adversely impacted by the decline in revenues brought on by the COVID-19 pandemic and the effect of the April 2020 ransomware attack on both revenues and costs. Our 2020 operating margin was also negatively impacted by costs related to our restructuring program that concluded at the end of 2020 and COVID-19 Charges.5

5 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	28	June 30, 2021 Form 10-Q

Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by 49 basis points during the three months ended June 30, 2021. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 17 basis points.
We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. The settlement of our cash flow hedges positively impacted our operating margin by 31 basis points during the three months ended June 30, 2021, while it negatively impacted our operating margin by 28 basis points during the three months ended June 30, 2020.
We finished the second quarter of 2021 with approximately 301,200 employees. Annualized attrition, including both voluntary and involuntary, was approximately 31.4% for the three months ended June 30, 2021. In 2021, voluntary attrition was significantly elevated and constituted the vast majority of our attrition for the period. In comparison, voluntary attrition in the second quarter 2020 represented only approximately half of our attrition for the period as our personnel actions taken under our Fit for Growth Plan increased involuntary attrition while voluntary attrition was suppressed due to the COVID-19 pandemic. Attrition in all periods presented is weighted towards our more junior employees.

¡ Annualized attrition

Segment Operating Profit
Segment operating profit and operating margin percentage were as follows:
Across all our business segments, operating margins benefited from savings resulting from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan and the negative impact on our 2020 results of the COVID-19 pandemic and the April 2020 ransomware attack.
Total segment operating profit was as follows for the three months ended June 30:

(Dollars in millions)	2021	% of Revenues	2020	% of Revenues	Increase / (Decrease)
Total segment operating profit	$1,391	30.3	$1,081	27.0	$310
Less: unallocated costs	695		614		81
Income from operations	$696	15.2	$467	11.7	$229
The $81 million increase in unallocated costs for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to increased costs as a result of our recently completed acquisitions and costs related to initiatives to reposition our brand and the modernization of our core IT systems. Unallocated costs in 2020 included restructuring costs, COVID-19 Charges and costs related to the April 2020 ransomware attack.

Cognizant	29	June 30, 2021 Form 10-Q

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended June 30:

(in millions)	2021	2020	Increase/ Decrease
Foreign currency exchange (losses) gains	$(10)	$1	$(11)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	3	(3)	6
Foreign currency exchange gains (losses), net	(7)	(2)	(5)
Interest income	7	37	(30)
Interest expense	(2)	(9)	7
Other, net	—	2	(2)
Total other income (expense), net	$(2)	$28	$(30)
The foreign currency exchange gains and losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on foreign exchange forward contracts entered into to offset foreign currency exposure to non-U.S. dollar denominated net monetary assets and liabilities. As of June 30, 2021, the notional value of our undesignated hedges was $796 million. The decrease in interest income of $30 million was primarily attributable to lower invested balances in India, which generate higher yields. Our invested balances in India are lower in 2021 as a result of our repatriation of cash from India in the fourth quarter of 2020.

Provision for Income Taxes

é $50M

¡ Effective Income Tax Rate ê 0.6%

The effective income tax rate decreased as a result of significantly lower non-deductible foreign currency exchange losses in our unaudited consolidated statement of operations in 2021.

Net Income
The increase in net income was driven by higher income from operations, partially offset by lower interest income and a higher provision for income taxes.

é $151M

¡ % of Revenues

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

Cognizant	30	June 30, 2021 Form 10-Q

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

(Dollars in millions, except per share amounts)	2021	% of Revenues	2020	% of Revenues
GAAP income from operations and operating margin	$696	15.2	$467	11.7
Realignment charges (1)	—	—	12	0.3
2020 Fit for Growth Plan restructuring charges (2)	—	—	59	1.5
COVID-19 Charges (3)	—	—	25	0.6
Adjusted Income from Operations and Adjusted Operating Margin	$696	15.2	$563	14.1

GAAP diluted EPS	$0.97		$0.67
Effect of above adjustments, pre-tax	—		0.18
Non-operating foreign currency exchange (gains) losses, pre-tax (4)	0.01		—
Tax effect of above adjustments (5)	0.01		(0.03)
Adjusted Diluted EPS	$0.99		$0.82

(1)As part of the realignment program, during the three months ended June 30, 2020, we incurred certain retention costs and professional fees. See Note 4 to our unaudited consolidated financial statements for additional information.
(2)As part of our 2020 Fit for Growth plan, during the three months ended June 30, 2020, we incurred certain employee separation, employee retention and facility exit costs and other charges. See Note 4 to our unaudited consolidated financial statements for additional information.
(3)During the three months ended June 30, 2020, we incurred costs in response to the COVID-19 pandemic, including a one-time bonus to our employees at the designation of associate and below in both India and the Philippines, certain costs to enable our employees to work remotely and costs to provide medical staff and extra cleaning services for our facilities. Substantially all of the costs related to the pandemic are reported in "Cost of revenues" in our unaudited consolidated statement of operations.
(4)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(5)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended June 30,
(in millions)	2021	2020
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$—	$3
2020 Fit for Growth Plan restructuring charges	—	16
COVID-19 Charges	—	6
Foreign currency exchange gains and losses	(6)	(8)

Cognizant	31	June 30, 2021 Form 10-Q

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2021	Revenues	2020	Revenues	$	%
Revenues	$8,986	100.0	$8,225	100.0	$761	9.3
Cost of revenues(a)	5,627	62.6	5,362	65.2	265	4.9
Selling, general and administrative expenses(a)	1,708	19.0	1,422	17.3	286	20.1
Restructuring charges	—	—	126	1.5	(126)	(100.0)
Depreciation and amortization expense	286	3.2	269	3.3	17	6.3
Income from operations	1,365	15.2	1,046	12.7	319	30.5
Other income (expense), net	(6)		(41)		35	(85.4)
Income before provision for income taxes	1,359	15.1	1,005	12.2	354	35.2
Provision for income taxes	(344)		(276)		(68)	24.6
Income from equity method investments	2		(1)		3	(300.0)
Net income	$1,017	11.3	$728	8.9	$289	39.7
Diluted EPS	$1.92		$1.34		$0.58	43.3
Other Financial Information[6]
Adjusted Income From Operations and Adjusted Operating Margin	$1,365	15.2	$1,203	14.6	$162	13.5
Adjusted Diluted EPS	$1.96		$1.78		$0.18	10.1

(a)Exclusive of depreciation and amortization expense.

Revenues - Overall
During the six months ended June 30, 2021, revenues increased by $761 million as compared to the six months ended June 30, 2020, representing growth of 9.3%, or 7.1% on a constant currency basis. Our recently completed acquisitions contributed 350 basis points to our revenue growth. Our revenue growth reflected our clients' continued adoption and integration of digital technologies and the acceleration in the demand for cloud, mobile workplace solutions, e-commerce, automation and was aided by the negative impact on 2020 revenues of the COVID-19 pandemic and the April 2020 ransomware attack. Our retail, consumer goods, travel and hospitality clients continue to be negatively impacted by the pandemic. We continue to experience pricing pressure on our non-digital services as our clients optimize the cost of supporting their legacy systems and operations. Overall revenue growth was negatively impacted by 60 basis points by our exit from certain content-related services. In addition, our revenues from clients added since June 30, 2020, including those related to acquisitions, were $275 million.6

6 Adjusted Income From Operations, Adjusted Operating Margin and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant	32	June 30, 2021 Form 10-Q

Revenues - Reportable Business Segments
The following charts set forth revenues and change in revenues by business segment and geography for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

	Financial Services				Healthcare
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[7]	Revenues	$	%	CC %[7]
North America	$2,062	72	3.6	3.1	$2,232	195	9.6	9.5
United Kingdom	255	25	10.9	3.3	85	9	11.8	3.9
Continental Europe	378	5	1.3	(6.6)	238	37	18.4	10.8
Europe - Total	633	30	5.0	(2.8)	323	46	16.6	8.9
Rest of World	265	11	4.3	(0.6)	58	21	56.8	53.9
Total	$2,960	113	4.0	1.5	$2,613	262	11.1	10.1

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[7]	Revenues	$	%	CC %[7]
North America	$1,441	132	10.1	9.6	$920	60	7.0	6.9
United Kingdom	222	40	22.0	11.0	211	48	29.4	18.4
Continental Europe	235	32	15.8	4.9	87	8	10.1	0.5
Europe - Total	457	72	18.7	7.8	298	56	23.1	12.6
Rest of World	155	28	22.0	16.7	142	38	36.5	32.0
Total	$2,053	232	12.7	9.7	$1,360	154	12.8	10.2

Financial Services - revenues increased 4.0%, or 1.5% on a constant currency basis[7]

Banking	é	$65M

Insurance	é	$48M

Revenue growth reflected the negative impact on 2020 revenues of the COVID-19 pandemic and the April 2020 ransomware attack. Additionally, revenues in this segment benefited from recently completed acquisitions. Moderate revenue growth generated by our digital services did not fully offset revenue declines related to our non-digital services as our clients optimize the cost of supporting their legacy systems and operations.7Revenues from clients added, including those related to acquisitions, since June 30, 2020 were $55 million.

Healthcare - revenues increased 11.1%, or 10.1% on a constant currency basis[7]
Revenue growth among our healthcare customers benefited from increased demand by health insurance customers for our integrated payer software solutions while revenue growth among our life sciences clients was driven by increased demand for our services among pharmaceutical companies. Additionally, revenue growth reflected the negative impact on 2020 revenues of the COVID-19 pandemic and the April 2020 ransomware attack. Revenues from clients added, including those related to acquisitions, since June 30, 2020 were $49 million.

Healthcare	é	$139M

Life Sciences	é	$123M

7 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	33	June 30, 2021 Form 10-Q

Products and Resources - revenues increased 12.7%, or 9.7% on a constant currency basis[8]

Manufacturing, Logistics, Energy and Utilities	é	$188M

Retail and Consumer Goods	é	$45M

Travel and Hospitality	ê	$1M

Revenue growth in this segment included approximately 500 basis points related to recently completed acquisitions. Revenues from our manufacturing, logistics, energy and utilities clients benefited from our clients' adoption and integration of digital technologies. Additionally, revenue growth reflected the negative impact of the COVID-19 pandemic had on our 2020 revenue in this segment. Revenues from our retail, consumer goods, travel and hospitality clients continued to be negatively impacted by the pandemic. Revenues from clients added, including those related to acquisitions, since June 30, 2020 were $93 million.8

Communications, Media and Technology - revenues increased 12.8%, or 10.2% on a constant currency basis[8]
Revenue growth in this segment included approximately 850 basis points related to recently completed acquisitions, driven by acquisitions we completed during the second and third quarter of 2020. Revenues among our technology clients in this segment were negatively impacted by approximately 400 basis points due to our exit from certain content-related services, offset by growing demand from our technology clients for services related to digital content, primarily driven by our largest clients in this segment. Revenue growth in this segment also reflected the negative impact to our 2020 revenue of the COVID-19 pandemic. Revenues from clients added, including those related to acquisitions, since June 30, 2020 were $78 million.

Communications and Media	é	$99M

Technology	é	$55M

Revenues - Geographic Markets
Revenues of $8,986 million by geographic market were as follows for the six months ended June 30, 2021:

YTD 2021 as compared to YTD 2020	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[8]
North America	$459	7.4	7.1
United Kingdom	122	18.7	9.3
Continental Europe	82	9.6	0.9
Europe - Total	204	13.5	4.5
Rest of World	98	18.8	14.0
Total revenues	$761	9.3	7.1
North America continues to be our largest market, representing 74.1% of total revenues and 60.3% of total growth for the six months ended June 30, 2021. Revenue growth across all regions included the negative impact to our 2020 revenues of the COVID-19 pandemic and the April 2020 ransomware attack and additionally benefited from our recently completed acquisitions. All regions also benefited from favorable foreign currency exchange rate movements. A significant portion of revenue growth in our Continental Europe and Rest of World regions is related to clients, including those from recent acquisitions, in Germany and Australia, respectively.

8 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	34	June 30, 2021 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é $265M
ê 2.6% as a % of revenue
¡ % of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. The decrease in cost of revenues, as a percentage of revenues, was due primarily to savings resulting from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan and a significant decrease in travel and entertainment costs as a result of a reduction in travel due to the COVID-19 pandemic as well as the negative impact on our 2020 results from the pandemic and the April 2020 ransomware attack.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The increase, as a percentage of revenues, was due primarily to investments intended to drive and support organic revenue growth, including additions to our sales organization and initiatives to reposition our brand, as well as increased costs as a result of our recently completed acquisitions and costs related to the modernization of our core IT systems, partially offset by a reduction in expenses attributable to the COVID-19 pandemic and the April 2020 ransomware attack.

é $286M
é 1.7% as a % of revenue
¡ % of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 6.3% but remained flat as a percentage of revenue during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase is due to amortization of intangibles from recently completed acquisitions.

Operating Margin and Adjusted Operating Margin[9] - Overall

Our 2021 operating margin benefited from savings resulting from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan. These benefits were partially offset by investments intended to drive and support organic revenue growth, including additions to our sales organization and initiatives to reposition our brand, as well as the negative impact on margin of our recently completed acquisitions and costs related to the modernization of our core IT systems. Our 2020 operating margin and Adjusted Operating Margin9 were adversely impacted by the decline in revenues brought on by the COVID-19 pandemic and the effect of the April 2020 ransomware attack on both revenues and costs. Our 2020 operating margin was negatively impacted by costs related to our restructuring program that concluded at the end of 2020 and COVID-19 Charges.9
9 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	35	June 30, 2021 Form 10-Q

Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 19 basis points during the six months ended June 30, 2021. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 17 basis points.
We enter into hedges of certain Indian rupee denominated payments in India, which are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the six months ended June 30, 2021 the settlement of our cash flow hedges positively impacted our operating margin by approximately 39 basis points as compared to a negative impact of approximately 17 basis points during the six months ended June 30, 2020.

Segment Operating Profit
Segment operating profit and operating margin percentage were as follows:
Across all our business segments, operating margins benefited from savings resulting from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan, the decrease in travel and entertainment costs due to COVID-19 related reductions in travel and the negative impact on our 2020 results of the COVID-19 pandemic and the April 2020 ransomware attack.
Total segment operating profit was as follows for the six months ended June 30:

(Dollars in millions)	2021	% of Revenues	2020	% of Revenues	Increase / (Decrease)
Total segment operating profit	$2,731	30.4	$2,234	27.2	$497
Less: unallocated costs	1,366		1,188		178
Income from operations	$1,365	15.2	$1,046	12.7	$319
The increase of $178 million in unallocated costs for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to increased costs as a result of our recently completed acquisitions and costs related to initiatives to reposition our brand and the modernization of our core IT systems. Unallocated costs in 2020 included higher restructuring costs, COVID-19 Charges and costs related to the April 2020 ransomware attack.

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the six months ended June 30:

(in millions)	2021	2020	Increase/ Decrease
Foreign currency exchange (losses)	$(22)	$(107)	$85
Gains on foreign exchange forward contracts not designated as hedging instruments	6	3	3
Foreign currency exchange gains (losses), net	(16)	(104)	88
Interest income	16	78	(62)
Interest expense	(4)	(15)	11
Other, net	(2)	—	(2)
Total other income (expense), net	$(6)	$(41)	$35
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

Cognizant	36	June 30, 2021 Form 10-Q

the realized and unrealized gains and losses on foreign exchange forward contracts entered into to offset foreign currency exposure to non-U.S. dollar denominated net monetary assets and liabilities. The decrease in interest income of $62 million was primarily attributable to lower invested balances in India, which generate higher yields. Our invested balances in India are lower in 2021 as a result of our repatriation of cash from India in the fourth quarter of 2020.

Provision for Income Taxes

é $68M

¡ Effective Income Tax Rate ê 2.2%

The effective income tax rate decreased primarily as a result of significantly lower non-deductible foreign currency exchange losses in our unaudited consolidated statement of operations in 2021, and the discrete benefit of the effective settlement of the IRS examination for tax years 2012 through 2016 as described in Note 8 to our unaudited consolidated financial statements.

Net Income
The increase in net income was driven by higher income from operations and lower foreign currency exchange losses, partially offset by lower interest income and a higher provision for income taxes.

é $289M

¡ % of Revenues

Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:

(Dollars in millions, except per share amounts)	2021	% of Revenues	2020	% of Revenues
GAAP income from operations and operating margin	$1,365	15.2	$1,046	12.7
Realignment charges (1)	—	—	32	0.4
2020 Fit for Growth plan restructuring charges (2)	—	—	94	1.1
COVID-19 Charges (3)	—	—	31	0.4
Adjusted Income from Operations and Adjusted Operating Margin	$1,365	15.2	$1,203	14.6

GAAP diluted EPS	$1.92		$1.34
Effect of above adjustments, pre-tax	—		0.29
Non-operating foreign currency exchange (gains) losses, pre-tax (4)	0.03		0.19
Tax effect of above adjustments (5)	0.01		(0.04)
Adjusted Diluted EPS	$1.96		$1.78

(1)As part of the realignment program, during the six months ended June 30, 2020, we incurred employee retention costs and professional fees. See Note 4 to our unaudited consolidated financial statements for additional information.
(2)As part of our 2020 Fit for Growth plan, during the six months ended June 30, 2020, we incurred certain employee separation, employee retention, facility exit costs and other charges. See Note 4 to our unaudited consolidated financial statements for additional information.
(3)During the six months ended June 30, 2020, we incurred costs in response to the COVID-19 pandemic, including a one-time bonus to our employees at the designation of associate and below in both India and the Philippines, certain costs to enable our employees to work remotely and costs to provide medical staff and extra cleaning services for our facilities. Substantially all of the costs related to the pandemic are reported in "Cost of revenues" in our unaudited consolidated statement of operations.
(4)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Cognizant	37	June 30, 2021 Form 10-Q

(5)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

(in millions)	Six Months Ended June 30,
	2021	2020
Non-GAAP income tax benefit (expense) related to:
Realignment charges	$—	$8
2020 Fit for Growth Plan restructuring charges	—	25
COVID-19 Charges	—	8
Foreign currency exchange gains and losses	(6)	(18)

Liquidity and Capital Resources

Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of June 30, 2021, we had cash, cash equivalents and short-term investments of $1,850 million and available capacity under our credit facilities of approximately $1,925 million.

The following table provides a summary of our cash flows for the six months ended June 30:

(in millions)	2021	2020	Increase / Decrease
Net cash provided by (used in):
Operating activities	$722	$1,476	$(754)
Investing activities	(1,259)	(531)	(728)
Financing activities	(768)	964	(1,732)
Operating activities
The decrease in cash provided by operating activities for the six months ended June 30, 2021 compared to the same period in 2020 was primarily driven by the deferrals of certain tax payments due to COVID-19 pandemic regulatory relief in the second quarter of 2020, a portion of which was remitted in 2021, and higher incentive-based compensation payouts in 2021.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. Our DSO was 71 days as June 30, 2021, 70 days as of December 31, 2020, and 77 as of June 30, 2020.

Investing activities
The increase in net cash used in investing activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily driven by higher payments for acquisitions and net purchases of investments, partially offset by lower outflows for capital expenditures.
Financing activities
The cash used in financing activities for the six months ended June 30, 2021 was primarily driven by repurchases of common stock. The cash provided by financing activities for the six months ended June 30, 2020 was primarily a result of our borrowing against the revolving credit facility, partially offset by repurchases of common stock.
We have a Credit Agreement providing for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. As of June 30, 2021, we had no outstanding balance on our revolving credit facility. See Note 7 to our unaudited consolidated financial statements.
In February 2021, our India subsidiary renewed its one-year 13 billion Indian rupee ($175 million at the June 30, 2021 exchange rate) working capital facility, which requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February. As of June 30, 2021, we have not borrowed funds under this facility.

Cognizant	38	June 30, 2021 Form 10-Q

Share Repurchases

Dividend payments

During the six months ended June 30, 2021, we returned $815 million to our stockholders, including shares purchased in connection with our stock-based compensation plans. We review our capital return plan on an ongoing basis, considering the potential impacts of COVID-19 pandemic, our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.
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

Off-Balance Sheet Arrangements
Other than our foreign exchange forward and option contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the six months ended June 30, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Cognizant	39	June 30, 2021 Form 10-Q

Recently Adopted and New Accounting Pronouncements
There have been no changes in the information provided in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cognizant	40	June 30, 2021 Form 10-Q

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 12, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant	41	June 30, 2021 Form 10-Q

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
During the three months ended June 30, 2021, we repurchased $296 million of our Class A common stock. The stock repurchase activity under our stock repurchase program during the three months ended June 30, 2021 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2021 - April 30, 2021	1,197,898	$79.83	1,197,898	$2,485
May 1, 2021 - May 31, 2021	1,140,000	71.47	1,140,000	2,404
June 1, 2021 - June 30, 2021	1,682,922	70.43	1,682,922	2,285
Total	4,020,820	$73.52	4,020,820
During the three months ended June 30, 2021, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended June 30, 2021, such repurchases totaled 0.3 million shares at an aggregate cost of $20 million.

Cognizant	42	June 30, 2021 Form 10-Q

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant	43	June 30, 2021 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	July 28, 2021	By:	/s/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2021	By:	/s/ JAN SIEGMUND
Jan Siegmund,
Chief Financial Officer
(Principal Financial Officer)

Cognizant	44	June 30, 2021 Form 10-Q