Form 10-Q
period 2021-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2021-10-28
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2021
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2021:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	525,251,734

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
GLOSSARY		1

PART I.	FINANCIAL INFORMATION	3

Item 1.	Consolidated Financial Statements (Unaudited)	3

	Consolidated Statements of Financial Position (Unaudited) as of September 30, 2021 and December 31, 2020	3

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	5

	Consolidated Statements of Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2021 and 2020, June 30, 2021 and 2020 and September 30, 2021 and 2020	6

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2021 and 2020	8

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION	44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	45

SIGNATURES		46

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
Adjusted Diluted EPS	Adjusted Diluted Earnings Per Share
AI	Artificial Intelligence
ASC	Accounting Standards Codification
ASR	Accelerated Stock Repurchase
CC	Constant Currency
Class Action Settlement Loss
Loss recorded in connection with the filing of a settlement agreement that, subject to the approval of the USDC-NJ, would resolve the consolidated putative securities class action against us and certain of our former officers

CMT	Communications, Media and Technology
COVID-19	The novel coronavirus disease
COVID-19 Charges	Costs directly related to the COVID-19 pandemic
Credit Agreement	Credit agreement with a commercial bank syndicate dated November 5, 2018
Credit Loss Standard	ASC Topic 326: "Financial Instruments - Credit Losses"
CTS India	Our principal operating subsidiary in India
DevOps	Agile relationship between development and IT operations
Division Bench	Division Bench of the Madras High Court
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
EPS	Earnings Per Share
ESG Mobility	ESG Mobility GmbH
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Generally Accepted Accounting Principles in the United States of America
High Court	Madras High Court
Hunter	Certain net assets of Hunter Technical Resources, LLC
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IoT	Internet of Things
IRS	Internal Revenue Service
IT	Information Technology
ITD	Indian Income Tax Department
LIBOR	London Inter-Bank Offered Rate
Linium	The ServiceNow business of Ness Digital Engineering
Magenic	Magenic Technologies, LLC
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Servian	SVN HoldCo Pty Limited
SG&A	Selling, general and administrative
SLP	Special Leave Petition
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax on Accumulated Indian Earnings	The income tax expense related to the reversal of our indefinite reinvestment assertion on Indian earnings accumulated in prior years
Term Loan	Unsecured term loan

Cognizant	1	September 30, 2021 Form 10-Q

Third Circuit	United States Court of Appeals for the Third Circuit
TQS	TQS Integration Limited
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant	2	September 30, 2021 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,664	$2,680
Short-term investments	749	44
Trade accounts receivable, net	3,510	3,087
Other current assets	1,072	1,040
Total current assets	6,995	6,851
Property and equipment, net	1,179	1,251
Operating lease assets, net	956	1,013
Goodwill	5,451	5,031
Intangible assets, net	1,198	1,046
Deferred income tax assets, net	282	445
Long-term investments	466	440
Other noncurrent assets	705	846
Total assets	$17,232	$16,923
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$351	$389
Deferred revenue	312	383
Short-term debt	38	38
Operating lease liabilities	200	211
Accrued expenses and other current liabilities	2,418	2,519
Total current liabilities	3,319	3,540
Deferred revenue, noncurrent	37	36
Operating lease liabilities, noncurrent	804	846
Deferred income tax liabilities, net	214	206
Long-term debt	636	663
Long-term income taxes payable	378	428
Other noncurrent liabilities	298	368
Total liabilities	5,686	6,087
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 525 and 530 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	29	32
Retained earnings	11,479	10,689
Accumulated other comprehensive income (loss)	33	110
Total stockholders’ equity	11,546	10,836
Total liabilities and stockholders’ equity	$17,232	$16,923
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	3	September 30, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$4,744	$4,243	$13,730	$12,468
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,947	2,647	8,574	8,009
Selling, general and administrative expenses	924	804	2,632	2,226
Restructuring charges	—	51	—	177
Depreciation and amortization expense	144	138	430	407
Income from operations	729	603	2,094	1,649
Other income (expense), net:
Interest income	7	27	23	105
Interest expense	(3)	(6)	(7)	(21)
Foreign currency exchange gains (losses), net	(3)	(1)	(19)	(105)
Other, net	1	1	(1)	1
Total other income (expense), net	2	21	(4)	(20)
Income before provision for income taxes	731	624	2,090	1,629
Provision for income taxes	(187)	(276)	(531)	(552)
Income (loss) from equity method investments	—	—	2	(1)
Net income	$544	$348	$1,561	$1,076
Basic earnings per share	$1.04	$0.64	$2.96	$1.98
Diluted earnings per share	$1.03	$0.64	$2.96	$1.98
Weighted average number of common shares outstanding - Basic	525	542	527	543
Dilutive effect of shares issuable under stock-based compensation plans	1	1	1	—
Weighted average number of common shares outstanding - Diluted	526	543	528	543
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	4	September 30, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$544	$348	$1,561	$1,076
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(63)	90	(74)	(7)
Change in unrealized gains and losses on cash flow hedges	14	58	(3)	5
Other comprehensive income (loss)	(49)	148	(77)	(2)
Comprehensive income	$495	$496	$1,484	$1,074
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	5	September 30, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2020	530	$5	$32	$10,689	$110	$10,836
Net income	—	—	—	505	—	505
Other comprehensive income (loss)	—	—	—	—	(29)	(29)
Common stock issued, stock-based compensation plans	1	—	43	—	—	43
Stock-based compensation expense	—	—	62	—	—	62
Repurchases of common stock	(3)	—	(93)	(159)	—	(252)
Dividends declared, $0.24 per share	—	—	—	(128)	—	(128)
Balance, March 31, 2021	528	5	44	10,907	81	11,037
Net income	—	—	—	512	—	512
Other comprehensive income (loss)	—	—	—	—	1	1
Common stock issued, stock-based compensation plans	1	—	32	—	—	32
Stock-based compensation expense	—	—	67	—	—	67
Repurchases of common stock	(4)	—	(111)	(205)	—	(316)
Dividends declared, $0.24 per share	—	—	—	(128)	—	(128)
Balance, June 30, 2021	525	5	32	11,086	82	11,205
Net income	—	—	—	544	—	544
Other comprehensive income (loss)	—	—	—	—	(49)	(49)
Common stock issued, stock-based compensation plans	2	—	29	—	—	29
Stock-based compensation expense	—	—	65	—	—	65
Repurchases of common stock	(2)	—	(97)	(24)	—	(121)
Dividends declared, $0.24 per share	—	—	—	(127)	—	(127)
Balance, September 30, 2021	525	$5	$29	$11,479	$33	$11,546

Cognizant	6	September 30, 2021 Form 10-Q

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2019	548	$5	$33	$11,022	$(38)	$11,022
Cumulative effect of changes in accounting principle(1)	—	—	—	1	—	1
Net income	—	—	—	367	—	367
Other comprehensive income (loss)	—	—	—	—	(226)	(226)
Common stock issued, stock-based compensation plans	2	—	40	—	—	40
Stock-based compensation expense	—	—	55	—	—	55
Repurchases of common stock	(9)	—	(87)	(439)	—	(526)
Dividends declared, $0.22 per share	—	—	—	(120)	—	(120)
Balance, March 31, 2020	541	5	41	10,831	(264)	10,613
Net income	—	—	—	361	—	361
Other comprehensive income (loss)	—	—	—	—	76	76
Common stock issued, stock-based compensation plans	2	—	36	—	—	36
Stock-based compensation expense	—	—	65	—	—	65
Repurchases of common stock	(1)	—	(59)	—	—	(59)
Dividends declared, $0.22 per share	—	—	—	(120)	—	(120)
Balance, June 30, 2020	542	5	83	11,072	(188)	10,972
Net income	—	—	—	348	—	348
Other comprehensive income (loss)	—	—	—	—	148	148
Common stock issued, stock-based compensation plans	1	—	33	—	—	33
Stock-based compensation expense	—	—	58	—	—	58
Repurchases of common stock	(4)	—	(141)	(156)	—	(297)
Dividends declared, $0.22 per share	—	—	—	(122)	—	(122)
Balance, September 30, 2020	539	$5	$33	$11,142	$(40)	$11,140

(1)Reflects    the adoption of the Credit Loss Standard on January 1, 2020. Refer to the notes in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	7	September 30, 2021 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,561	$1,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	430	411
Deferred income taxes	146	290
Stock-based compensation expense	194	178
Other	(1)	107
Changes in assets and liabilities:
Trade accounts receivable	(371)	212
Other current and noncurrent assets	257	96
Accounts payable	(39)	83
Deferred revenues, current and noncurrent	(75)	(36)
Other current and noncurrent liabilities	(432)	(16)
Net cash provided by operating activities	1,670	2,401
Cash flows from investing activities:
Purchases of property and equipment	(214)	(309)
Purchases of available-for-sale investment securities	(400)	—
Proceeds from maturity or sale of available-for-sale investment securities	105	—
Purchases of held-to-maturity investment securities	(160)	(202)
Proceeds from maturity of held-to-maturity investment securities	150	373
Purchases of other investments	(1,192)	(446)
Proceeds from maturity or sale of other investments	760	464
Payments for business combinations, net of cash acquired	(715)	(1,069)
Net cash (used in) investing activities	(1,666)	(1,189)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	104	109
Repurchases of common stock	(689)	(833)
Repayment of Term Loan borrowings and finance lease and earnout obligations	(40)	(37)
Proceeds from borrowings under the revolving credit facility	—	1,740
Dividends paid	(382)	(362)
Net cash (used in) provided by financing activities	(1,007)	617
Effect of exchange rate changes on cash and cash equivalents	(13)	(38)
(Decrease) increase in cash and cash equivalents	(1,016)	1,791
Cash and cash equivalents, beginning of year	2,680	2,645
Cash and cash equivalents, end of period	$1,664	$4,436
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant	8	September 30, 2021 Form 10-Q

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

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021

(in millions)	FS	HC	P&R	CMT	Total	FS	HC	P&R	CMT	Total
Geography:
North America	$1,075	$1,162	$749	$500	$3,486	$3,137	$3,394	$2,190	$1,420	$10,141
United Kingdom	140	44	125	121	430	395	129	347	332	1,203
Continental Europe	187	118	145	34	484	565	356	380	121	1,422
Europe - Total	327	162	270	155	914	960	485	727	453	2,625
Rest of World	142	30	88	84	344	407	88	243	226	964
Total	$1,544	$1,354	$1,107	$739	$4,744	$4,504	$3,967	$3,160	$2,099	$13,730

Service line:
Consulting and technology services	$1,049	$785	$715	$441	$2,990	$3,028	$2,299	$1,999	$1,259	$8,585
Outsourcing services	495	569	392	298	1,754	1,476	1,668	1,161	840	5,145
Total	$1,544	$1,354	$1,107	$739	$4,744	$4,504	$3,967	$3,160	$2,099	$13,730

Type of contract:
Time and materials	$922	$515	$468	$437	$2,342	$2,729	$1,548	$1,332	$1,256	$6,865
Fixed-price	527	554	530	265	1,876	1,498	1,582	1,517	744	5,341
Transaction or volume-based	95	285	109	37	526	277	837	311	99	1,524
Total	$1,544	$1,354	$1,107	$739	$4,744	$4,504	$3,967	$3,160	$2,099	$13,730

Cognizant	9	September 30, 2021 Form 10-Q

	Three Months Ended September 30, 2020					Nine Months Ended September 30, 2020

(in millions)	FS	HC	P&R	CMT	Total	FS	HC	P&R	CMT	Total
Geography:
North America	$1,033	$1,054	$666	$426	$3,179	$3,023	$3,091	$1,975	$1,286	$9,375
United Kingdom	123	40	96	86	345	353	116	278	249	996
Continental Europe	181	116	97	43	437	554	317	300	122	1,293
Europe - Total	304	156	193	129	782	907	433	578	371	2,289
Rest of World	132	21	68	61	282	386	58	195	165	804
Total	$1,469	$1,231	$927	$616	$4,243	$4,316	$3,582	$2,748	$1,822	$12,468

Service line:
Consulting and technology services	$984	$725	$564	$369	$2,642	$2,864	$2,053	$1,674	$1,055	$7,646
Outsourcing services	485	506	363	247	1,601	1,452	1,529	1,074	767	4,822
Total	$1,469	$1,231	$927	$616	$4,243	$4,316	$3,582	$2,748	$1,822	$12,468

Type of contract:
Time and materials	$932	$505	$392	$372	$2,201	$2,689	$1,448	$1,164	$1,112	$6,413
Fixed price	450	466	434	218	1,568	1,377	1,292	1,286	638	4,593
Transaction or volume-based	87	260	101	26	474	250	842	298	72	1,462
Total	$1,469	$1,231	$927	$616	$4,243	$4,316	$3,582	$2,748	$1,822	$12,468
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

(in millions)	2021	2020
Beginning balance	$467	$485
Amortization expense	(88)	(71)
Costs capitalized	38	78
Impairment	(11)	(10)
Ending balance	$406	$482
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

(in millions)	2021	2020
Beginning balance	$315	$334
Revenues recognized during the period but not billed	298	281
Amounts reclassified to trade accounts receivable	(264)	(282)
Ending balance	$349	$333

Cognizant	10	September 30, 2021 Form 10-Q

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended September 30:

(in millions)	2021	2020
Beginning balance	$419	$336
Amounts billed but not recognized as revenues	309	260
Revenues recognized related to the opening balance of deferred revenue	(379)	(279)
Ending balance	$349	$317
Revenues recognized during the three and nine months ended September 30, 2021 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of September 30, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $1,658 million, of which approximately 80% is expected to be recognized as revenue within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Credit Loss
We calculate expected credit losses for our trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in the allowance for trade accounts receivable for the nine months ended September 30:

(in millions)	2021	2020
Beginning balance	$57	$67
Impact of adoption of the Credit Loss Standard	—	(1)
Credit loss expense	5	18
Write-offs charged against the allowance	(12)	(11)
Ending balance	$50	$73

Note 3 — Business Combinations
Acquisitions completed during the nine months ended September 30, 2021 were not individually or in the aggregate material to our operations. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to tangible and intangible assets acquired and liabilities assumed, including goodwill, based on their estimated fair values. Goodwill from our acquisition of ESG Mobility has been allocated to our Products and Resources segment and goodwill from our acquisition of TQS has been allocated to our Healthcare and Products and Resources segments. Goodwill from other 2021 acquisitions is expected to benefit all of our reportable segments and has been allocated as such. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an identifiable intangible asset.

Cognizant	11	September 30, 2021 Form 10-Q

During the nine months ended September 30, 2021, we acquired 100% ownership in each of the following:
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
•ESG Mobility, a digital automotive engineering research and development provider for connected, autonomous and electric vehicles, acquired to expand our digital engineering expertise, particularly in connected vehicles (acquired June 1, 2021);
•TQS, a global industrial data and intelligence company, acquired to accelerate our growth in IoT, data and analytics (acquired July 30, 2021); and
•Hunter, a provider of digital engineering and project management services, acquired to extend our talent network in key markets, expanding our digital engineering resources in the U.S. (acquired August 16, 2021).
The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	Servian	Magenic	ESG Mobility	Linium	Other	Total	Weighted Average Useful Life
Cash	$4	$13	$28	$—	$2	$47
Trade accounts receivable	15	17	24	5	12	73
Property and equipment and other assets	6	4	8	1	4	23
Operating lease assets, net	5	10	27	—	1	43
Non-deductible goodwill	180	10	31	—	16	237
Tax-deductible goodwill	—	138	24	57	10	229
Customer relationship assets	77	90	77	24	32	300	10.0 years
Other intangible assets	2	1	—	—	—	3	3.8 years
Current liabilities	(12)	(30)	(20)	(2)	(7)	(71)
Noncurrent liabilities	(29)	(7)	(65)	—	(5)	(106)
Purchase price, inclusive of contingent consideration	$248	$246	$134	$85	$65	$778

The above allocations are preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

Note 4 — Restructuring Charges
During 2020, we incurred costs related to both our realignment program and our 2020 Fit for Growth Plan. Our realignment program, which began in 2017, improved our client focus, cost structure and the efficiency and effectiveness of our delivery while continuing to drive revenue growth. Our 2020 Fit for Growth Plan, which began in the fourth quarter of 2019, simplified our organizational model and optimized our cost structure in order to partially fund the investments required to execute on our strategy and advance our growth agenda and included our decision to exit certain content-related services that were not in line with our strategic vision for the Company. The total costs related to our realignment program and our 2020 Fit for Growth Plan are reported in "Restructuring charges" in our unaudited consolidated statements of operations. During the three months ended September 30, 2020, we incurred $8 million of professional fees related to our realignment program and $43 million of employee separation and facility exit costs and other charges related to our 2020 Fit for Growth Plan. During the nine months ended September 30, 2020, we incurred $40 million of certain employee retention costs and professional fees related to our realignment program and $137 million of employee separation, employee retention and facility exit costs and other charges related to our 2020 Fit for Growth Plan. We did not incur any costs related to these plans during the three and nine months ended September 30, 2021.

Cognizant	12	September 30, 2021 Form 10-Q

Note 5 — Investments
Our investments were as follows:

(in millions)	September 30, 2021	December 31, 2020
Short-term investments:
Equity investment security	$27	$27
Available-for-sale investment securities	295	—
Held-to-maturity investment securities	23	14
Time deposits	404	3
Total short-term investments	$749	$44

Long-term investments:
Equity and cost method investments	$67	$35
Restricted time deposits(1)	399	405
Total long-term investments	$466	$440

(1)See Note 8.
Equity Investment Security
Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the three and nine months ended September 30, 2021 and 2020.
Available-for-Sale Investment Securities
Our available-for-sale investment securities consist of highly rated U.S. dollar denominated investments in commercial paper maturing within one year. As of September 30, 2021, the amortized cost and fair value of our available-for-sale investments were $295 million. Unrealized gains and losses were immaterial as of September 30, 2021 and there were no realized gains or losses related to our available-for-sale investment securities during the nine months ended September 30, 2021 and 2020.
Held-to-Maturity Investment Securities
Our held-to-maturity investment securities consist of Indian rupee denominated investments in commercial paper and international corporate bonds. Our investment guidelines are to purchase securities that are investment grade at the time of acquisition. The basis for the measurement of fair value of our held-to-maturity investment securities is Level 2 in the fair value hierarchy.
The amortized cost and fair value of held-to-maturity investment securities were as follows:

(in millions)	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments, maturing within one year:
Corporate and other debt securities	$3	$3	$14	$14
Commercial paper	20	20	—	—
Total short-term held-to-maturity investments	$23	$23	$14	$14
As of September 30, 2021, corporate and other debt securities in the amount of $3 million and commercial paper in the amount of $7 million were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months. As of December 31, 2020, there were no held-to-maturity investment securities in an unrealized loss position.
The securities in our portfolio are highly rated and short-term in nature. As of September 30, 2021, our corporate and other debt securities were rated AAA and our commercial paper securities were rated A-1+ by CRISIL, an Indian subsidiary of S&P Global.

Cognizant	13	September 30, 2021 Form 10-Q

Equity and Cost Method Investments
During the third quarter of 2021, we increased our equity method investment in the technology sector by $32 million. As of September 30, 2021 and December 31, 2020, we had equity method investments of $64 million and $31 million, respectively, and cost method investments of $3 million and $4 million, respectively.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(in millions)	September 30, 2021	December 31, 2020
Compensation and benefits	$1,578	$1,607
Customer volume and other incentives	267	266
Income taxes	35	34
Professional fees	189	143
Other	349	469
Total accrued expenses and other current liabilities	$2,418	$2,519

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
We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations as of September 30, 2021.
In February 2021, our India subsidiary renewed its 13 billion Indian rupee ($175 million at the September 30, 2021 exchange rate) working capital facility, which requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made prior to 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February.
Short-term Debt
As of both September 30, 2021 and December 31, 2020, we had $38 million of short-term debt related to current maturities of our Term Loan.
Long-term Debt
The following summarizes our long-term debt balances as of:

(in millions)	September 30, 2021	December 31, 2020
Term Loan	$676	$703
Less:
Current maturities - Term Loan	(38)	(38)
Deferred financing costs	(2)	(2)
Long-term debt, net of current maturities	$636	$663
The carrying value of our debt approximated its fair value as of September 30, 2021 and December 31, 2020.

Cognizant	14	September 30, 2021 Form 10-Q

Note 8 — Income Taxes
In 2021, we reached an agreement with the IRS, which settled tax years 2012 through 2016. As a result of this settlement, in the first quarter of 2021, we recorded a reduction of $43 million to our uncertain tax position balance, which resulted in a $14 million discrete benefit to the provision for income taxes and a $29 million adjustment to our current income tax balance sheet accounts. Tax years that remain subject to examination by the IRS are 2017 onward.
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Effective income tax rate	25.6%	44.2%	25.4%	33.9%
The effective tax rate decreased in 2021 as compared to 2020 primarily as a result of our decision in the third quarter of 2020 to reverse our indefinite reinvestment assertion on Indian earnings accumulated in prior years, which resulted in a $140 million Tax on Accumulated Indian Earnings recorded as income tax expense in the third quarter of 2020.
We are involved in an ongoing dispute with the ITD in connection with a previously disclosed transaction undertaken by CTS India in 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $2.8 billion. As a result of that transaction, which was undertaken pursuant to a plan approved by the High Court in Chennai, India, we previously paid $135 million in Indian income taxes - an amount we believe includes all applicable taxes owed for this transaction under Indian law. In March 2018, we received a communication from the ITD asserting that the ITD is owed an additional 33 billion Indian rupees ($445 million at the September 30, 2021 exchange rate) on the 2016 transaction. Immediately thereafter, the ITD placed an attachment on certain of our India bank accounts. In addition to the dispute on the 2016 transaction, we are also involved in another ongoing dispute with the ITD relating to a 2013 transaction undertaken by CTS India to repurchase shares from its shareholders valued at $523 million (the two disputes are collectively referred to as the "ITD Dispute").

In April 2018, the High Court admitted our writ petition for a stay of the actions of the ITD and lifted the ITD’s attachment on our bank accounts. As part of the interim stay order, we deposited 5 billion Indian rupees ($67 million at the September 30, 2021 exchange rate and $68 million at the December 31, 2020 exchange rate) representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. In addition, the High Court placed a lien on certain time deposits of CTS India in the amount of 28 billion Indian rupees ($378 million at the September 30, 2021 exchange rate and $384 million at the December 31, 2020 exchange rate), which is the remainder of the disputed tax amount related to the 2016 transaction.

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
As of September 30, 2021 and December 31, 2020, the balance of deposits under lien was $399 million and $405 million, respectively, presented in "Long-term investments", including a portion of the interest previously earned. As of September 30, 2021 and December 31, 2020, the deposit with the ITD was $67 million and $68 million respectively, presented in "Other noncurrent assets".

We believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions. Accordingly, we have not recorded any reserves for these matters as of September 30, 2021.

Cognizant	15	September 30, 2021 Form 10-Q

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		September 30, 2021		December 31, 2020
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$46	$—	$45	$—
	Other noncurrent assets	13	—	26	—
	Other noncurrent liabilities	—	1	—	—
	Total	59	1	71	—
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	8	—	1	—
	Accrued expenses and other current liabilities	—	2	—	1
	Total	8	2	1	1
Total		$67	$3	$72	$1
Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2021, 2022 and the first nine months of 2023. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of September 30, 2021, we estimate that $43 million, net of tax, of net gains related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional values of our outstanding contracts by year of maturity were as follows:

(in millions)	September 30, 2021	December 31, 2020
2021	$467	$1,470
2022	1,288	803
2023	555	—
Total notional value of contracts outstanding (1)	$2,310	$2,273

(1)Includes $93 million and $133 million notional value of option contracts as of September 30, 2021 and December 31, 2020, respectively, with the remaining notional value related to forward contracts.

Cognizant	16	September 30, 2021 Form 10-Q

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended September 30:

(in millions)	Change in Derivative Gains Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2021	2020		2021	2020
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$33	$77	Cost of revenues	$13	$5
			SG&A expenses	2	1
			Total	$15	$6
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the nine months ended September 30:

(in millions)	Change in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2021	2020		2021	2020
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$47	$(1)	Cost of revenues	$43	$(7)
			SG&A expenses	7	(1)
			Total	$50	$(8)

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

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	September 30, 2021		December 31, 2020
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$919	$6	$637	$—
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and nine months ended September 30:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2021	2020	2021	2020
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$1	$(57)	$7	$(54)
The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Cognizant	17	September 30, 2021 Form 10-Q

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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2021:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$582	$—	$—	$582
Time deposits	—	4	—	4
Commercial paper	—	290	—	290
Short-term investments:
Time deposits	—	404	—	404
Equity investment security	27	—	—	27
Available-for-sale investment securities:
Commercial paper	—	295	—	295
Other current assets:
Foreign exchange forward and option contracts	—	54	—	54
Long-term investments:
Restricted time deposits(1)	—	399	—	399
Other noncurrent assets
Foreign exchange forward contracts	—	13	—	13
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(2)	—	(2)
Contingent consideration liabilities	—	—	(29)	(29)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(1)	—	(1)
Contingent consideration liabilities	—	—	(9)	(9)

(1)See Note 8.

Cognizant	18	September 30, 2021 Form 10-Q

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2020:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$209	$—	$—	$209
Time deposits	—	203	—	203
Commercial paper	—	200	—	200
Short-term investments:
Time deposits	—	3	—	3
Equity investment security	27	—	—	27
Other current assets:
Foreign exchange forward and option contracts	—	46	—	46
Long-term investments:
Restricted time deposits(1)	—	405	—	405
Other noncurrent assets:
Foreign exchange forward and option contracts	—	26	—	26
Accrued expenses and other current liabilities:
Foreign exchange forward and option contracts	—	(1)	—	(1)
Contingent consideration liabilities	—	—	(11)	(11)
Other noncurrent liabilities:
Contingent consideration liabilities	—	—	(43)	(43)

(1)See Note 8.
The following table summarizes the changes in Level 3 contingent consideration liabilities for the nine months ended September 30:

(in millions)	2021	2020
Beginning balance	$54	$38
Initial measurement recognized at acquisition	11	42
Change in fair value recognized in SG&A expenses	(24)	(24)
Payments	(3)	(3)
Ending balance	$38	$53
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The fair value of commercial paper is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. The carrying value of our time deposits approximated fair value as of September 30, 2021 and December 31, 2020.
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
During the nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant	19	September 30, 2021 Form 10-Q

Note 11 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and nine months ended September 30, 2021:

	Three Months			Nine Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$44	$—	$44	$56	$(1)	$55
Change in foreign currency translation adjustments	(65)	2	(63)	(77)	3	(74)
Ending balance	$(21)	$2	$(19)	$(21)	$2	$(19)
Unrealized gains on cash flow hedges:
Beginning balance	$46	$(8)	$38	$67	$(12)	$55
Unrealized gains arising during the period	33	(6)	27	47	(9)	38
Reclassifications of net (gains) to:
Cost of revenues	(13)	2	(11)	(43)	8	(35)
SG&A expenses	(2)	—	(2)	(7)	1	(6)
Net change	18	(4)	14	(3)	—	(3)
Ending balance	$64	$(12)	$52	$64	$(12)	$52
Accumulated other comprehensive income (loss):
Beginning balance	$90	$(8)	$82	$123	$(13)	$110
Other comprehensive income (loss)	(47)	(2)	(49)	(80)	3	(77)
Ending balance	$43	$(10)	$33	$43	$(10)	$33
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and nine months ended September 30, 2020:

	Three Months			Nine Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(165)	$4	$(161)	$(63)	$(1)	$(64)
Change in foreign currency translation adjustments	93	(3)	90	(9)	2	(7)
Ending balance	$(72)	$1	$(71)	$(72)	$1	$(71)
Unrealized (losses) gains on cash flow hedges:
Beginning balance	$(33)	$6	$(27)	$31	$(5)	$26
Unrealized gains (losses) arising during the period	77	(14)	63	(1)	(1)	(2)
Reclassifications of net (gains) losses to:
Cost of revenues	(5)	1	(4)	7	(1)	6
SG&A expenses	(1)	—	(1)	1	—	1
Net change	71	(13)	58	7	(2)	5
Ending balance	$38	$(7)	$31	$38	$(7)	$31
Accumulated other comprehensive income (loss):
Beginning balance	$(198)	$10	$(188)	$(32)	$(6)	$(38)
Other comprehensive income (loss)	164	(16)	148	(2)	—	(2)
Ending balance	$(34)	$(6)	$(40)	$(34)	$(6)	$(40)

Cognizant	20	September 30, 2021 Form 10-Q

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

On October 5, 2016, October 27, 2016 and November 18, 2016, three putative securities class action complaints were filed in the USDC-NJ naming us and certain of our current and former officers at that time as defendants. These complaints were consolidated into a single action and on April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of persons and entities who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers at that time as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the Foreign Corrupt Practices Act, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Defendants filed motions to dismiss the consolidated amended complaint on June 6, 2017. On August 8, 2018, the USDC-NJ issued an order which granted the motions to dismiss in part, including dismissal of all claims against then-current officers of the Company, and denied them in part. On September 7, 2018, we filed a motion in the USDC-NJ to certify the August 8, 2018 order for immediate appeal to the United States Court of Appeals for the Third Circuit pursuant to 28 U.S.C. § 1292(b). On October 18, 2018, the USDC-NJ issued an order granting our motion, and staying the action pending the outcome of our appeal petition to the Third Circuit. On October 29, 2018, we filed a petition for permission to appeal with the Third Circuit. On March 6, 2019, the Third Circuit denied our petition without prejudice. In an order dated March 19, 2019, the USDC-NJ directed the lead plaintiffs to provide the defendants with a proposed amended complaint. On April 26, 2019, lead plaintiffs filed their second amended complaint. We filed a motion to

Cognizant	21	September 30, 2021 Form 10-Q

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

On September 7, 2021, the parties filed a settlement agreement that, subject to the approval of the USDC-NJ, would resolve the consolidated putative securities class action against us and certain of our former officers. The settlement agreement provides for a payment of $95 million to the putative class (inclusive of attorneys’ fees and litigation expenses). Adjusting for indemnification expenses, legal fees and other covered expenses incurred through September 7, 2021, the remaining available balance under the applicable directors and officers insurance policies was $75 million. As a result, we recorded a loss of $20 million in "Selling, general and administrative expenses" in our unaudited consolidated financial statements. The loss is referred to as the Class Action Settlement Loss. We and the other defendants are entering into the settlement agreement to eliminate the uncertainty, burden, and expense of further protracted litigation. We and the other defendants expressly deny that the plaintiffs in the consolidated putative securities class action have asserted any valid claims as to us and them, respectively. On September 9, 2021, the USDC-NJ granted preliminary approval of the settlement. The settlement is subject to final approval by the USDC-NJ and certain other conditions, and we cannot provide assurance that the USDC-NJ will grant final approval of the settlement. Notice is being provided to potential class members who will have an opportunity to opt out of the settlement and make any objections to the USDC-NJ, which the USDC-NJ will then review. After the notice and objection period, the USDC-NJ is scheduled to hold a hearing on December 20, 2021 to determine whether to grant final approval of the settlement. If final approval is not granted by the USDC-NJ, or if the settlement does not become final for any other reason, we will return to our position prior to the settlement and we are unable to predict the duration, scope or result of the subsequent litigation.

On October 31, 2016, November 15, 2016 and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our then current directors and certain of our current and former officers at that time as defendants. These actions were consolidated in an order dated January 24, 2017. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On March 16, 2017, the parties filed a stipulation deferring all further proceedings pending a final, non-appealable ruling on the then-anticipated motion to dismiss the consolidated putative securities class action. On April 26, 2017, in lieu of ordering the stipulation filed by the parties, the New Jersey Superior Court deferred further proceedings by dismissing the consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future.

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

On March 11, 2019, a seventh putative shareholder derivative complaint was filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions. On May 14, 2019, the USDC-NJ approved a stipulation that (i) consolidated this action with the putative shareholder derivative suits that were previously filed in the USDC-NJ; and (ii) stayed all of these suits pending an order on the motion to dismiss the second amended complaint in the consolidated putative securities class action. On August 3, 2020, lead plaintiffs filed an amended complaint. On October 19, 2020, the USDC-NJ approved a stipulation that stayed all of these suits through the earlier of the conclusion of the criminal proceedings in United States v. Gordon J. Coburn and Steven Schwartz, Crim. No. 19-120 (KM), or November 1, 2021.

On June 1, 2021, an eighth putative shareholder derivative complaint was filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. The complaint asserts claims similar to those in the previously-filed putative shareholder derivative actions. On August 2, 2021, the USDC-NJ approved a stipulation that stayed this action through the earliest of (i) the conclusion of the criminal proceedings in United States v. Gordon J. Coburn and Steven Schwartz, Crim. No. 19-120 (KM), (ii) the dissolution of the stay in the consolidated putative securities class action, provided that the dissolution of the stay in the consolidated putative securities class action is not the result of a settlement agreement or other mutual resolution of the consolidated putative securities class action, or (iii) the dissolution of the stay in the

Cognizant	22	September 30, 2021 Form 10-Q

consolidated putative shareholder derivative action pending in USDC-NJ, provided that we are required to answer, move to dismiss, or otherwise respond to the operative complaint in that action following the dissolution of the stay.
We are presently unable to predict the duration, scope or result of the putative shareholder derivative actions. Although the Company continues to defend the putative shareholder derivative actions vigorously, these lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain.
We have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and of the Company’s board of directors. In connection with the matters that were the subject of our previously disclosed internal investigation, the DOJ and SEC investigations and the related litigation, we have received and expect to continue to receive requests under such indemnification agreements and our bylaws to provide funds for legal fees and other expenses. As of the filing of the settlement agreement on September 7, 2021, there are no amounts remaining available to us under applicable insurance policies for our ongoing indemnification and advancement obligations with respect to certain of our current and former officers and directors or incremental legal fees and other expenses related to the above matters.
See Note 8 for information relating to the ITD Dispute.
Many of our engagements involve projects that are critical to the operations of our clients’ business and provide benefits that are difficult to quantify. Any failure in a client’s systems or our failure to meet our contractual obligations to our clients, including any breach involving a client’s confidential information or sensitive data, or our obligations under applicable laws or regulations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, we retain a significant portion of risk through our insurance deductibles and there can be no assurance that such coverage will cover all types of claims, continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, financial position and cash flows for a particular period.
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

Cognizant	23	September 30, 2021 Form 10-Q

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
For revenues by reportable segment and geographic area, see Note 2.
Segment operating profits by reportable segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Financial Services	$463	$463	$1,308	$1,209
Healthcare	383	378	1,182	1,004
Products and Resources	351	307	988	805
Communications, Media and Technology	253	191	703	555
Total segment operating profit	1,450	1,339	4,181	3,573
Less: unallocated costs	721	736	2,087	1,924
Income from operations	$729	$603	$2,094	$1,649
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	September 30, 2021	December 31, 2020
Long-lived Assets: (1)
North America(2)	$366	$399
Europe	80	88
Rest of World (3)	733	764
Total	$1,179	$1,251

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 14 — Subsequent Events
Dividend
On October 26, 2021, our Board of Directors approved the Company's declaration of a $0.24 per share dividend with a record date of November 19, 2021 and a payment date of November 30, 2021.

Cognizant	24	September 30, 2021 Form 10-Q

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
Q3 2021 Financial Results
During the quarter ended September 30, 2021, revenues increased by $501 million as compared to the quarter ended September 30, 2020, representing growth of 11.8%, or 11.0% on a constant currency basis1. Our recently completed acquisitions contributed 300 basis points to our revenue growth. Our revenue growth also reflected our clients' continued adoption and integration of digital technologies and the acceleration in the demand for cloud, mobile workplace solutions, e-commerce, automation and AI and was aided by the negative impact on 2020 revenues of the COVID-19 pandemic. Revenues in our Communications, Media and Technology segment benefited from our technology clients' growing demand for services related to digital content. Revenue growth was strong among our manufacturing, logistics, energy and utilities clients in our Products and Resources segment due to their continued adoption and integration of digital technologies. Revenue growth in our Healthcare segment was driven by increased demand for our services from our pharmaceutical clients. We continue to experience pricing pressure on our non-digital services as our clients, particularly those in our Financial Services segment, optimize the cost of supporting their legacy systems and operations.
Our operating margin increased to 15.4% for the quarter ended September 30, 2021, from 14.2% for the quarter ended September 30, 2020. Our Adjusted Operating Margin1 decreased slightly to 15.8% for the quarter ended September 30, 2021 from 15.9% for the September 30, 2020. Our 2021 GAAP and Adjusted Operating Margins benefited from savings from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan. These benefits were partially offset by investments intended to drive and support organic revenue growth, including additions to our sales organization and initiatives to reposition our brand, as well as the negative impact on margin of our recently completed acquisitions, increased subcontractor and compensation costs (net of modestly lower incentive-based compensation accrual rates) as a result of significantly elevated attrition and costs related to the modernization of our core IT systems. Our 2020 GAAP and Adjusted Operating Margins1 were adversely impacted by the decline in revenues brought on by the COVID-19 pandemic and an asset impairment related to the discontinuation of certain real estate construction projects. Our 2021 GAAP operating margin was
1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	25	September 30, 2021 Form 10-Q

negatively impacted by the Class Action Settlement Loss, while our 2020 GAAP operating margin was negatively impacted by costs related to our restructuring program that concluded at the end of 2020.
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
In the third quarter of 2021, the parties to the consolidated putative securities class action suit described in Note 12 of our unaudited consolidated financial statements filed a settlement agreement that, subject to the approval of the USDC-NJ, would resolve the consolidated putative securities class action against us and certain of our former officers. As a result, we recorded a $20 million Class Action Settlement Loss in "Selling, general and administrative expenses" in our unaudited consolidated financial statements. The loss is excluded from Adjusted Operating Margin and Adjusted Diluted EPS. For further information see Note 12 to our unaudited consolidated financial statements.
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
During the third quarter of 2021, we acquired TQS and Hunter to expand our IoT, data, analytics and digital engineering capabilities. We intend to continue to pursue strategic acquisitions, investments and alliances to expand our talent, experience and capabilities in key digital areas or in particular geographies or industries.
We continue to expect the long-term focus of our clients to be on their digital transformation into software-driven, data-enabled, customer-centric and differentiated businesses. Clients continue to adopt and integrate digital technologies. Demand for our digital operations services and solutions has increased since the beginning of the COVID-19 pandemic. At the same time, as our clients seek to optimize the cost of supporting their legacy systems and operations, our non-digital services have been and may continue to be subject to pricing pressure. In addition, our clients will likely continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic factors, which could affect their demand for our services.
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
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. Our success is dependent, in large part, on our ability to keep our supply of skilled employees, in particular those with experience in key digital areas, in balance with client demand. For the three months ended September 30, 2021, our annualized attrition, including both voluntary and involuntary, was 37.0%. Competition for skilled employees in the current labor market is intense, and we experienced significantly elevated voluntary attrition during the third quarter of 2021. Challenges attracting and retaining highly qualified personnel have negatively impacted, and we expect will continue to impact, our ability to satisfy client demand and achieve our full revenue potential. Further, our ongoing and anticipated future efforts with respect to recruitment, talent management and employee engagement may not be successful and will result in increased delivery costs during the remainder of 2021.

Cognizant	26	September 30, 2021 Form 10-Q

In addition, our future results may be affected by potential tax law changes and other potential regulatory changes, including possible U.S. corporate income tax reform and potentially increased costs for employment and post-employment benefits in India as a result of the Code on Social Security, 2020. We may also incur additional costs related to the potential resolution of legal and regulatory matters discussed in Note 12 to our unaudited consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2021	Revenues	2020	Revenues	$	%
Revenues	$4,744	100.0	$4,243	100.0	$501	11.8
Cost of revenues(a)	2,947	62.1	2,647	62.4	300	11.3
Selling, general and administrative expenses(a)	924	19.5	804	18.9	120	14.9
Restructuring charges	—	—	51	1.2	(51)	(100.0)
Depreciation and amortization expense	144	3.0	138	3.3	6	4.3
Income from operations	729	15.4	603	14.2	126	20.9
Other income (expense), net	2		21		(19)	(90.5)
Income before provision for income taxes	731	15.4	624	14.7	107	17.1
Provision for income taxes	(187)		(276)		89	(32.2)
Net income	$544	11.5	$348	8.2	$196	56.3
Diluted earnings per share	$1.03		$0.64		$0.39	60.9

Other Financial Information[2]
Adjusted Income from Operations and Adjusted Operating Margin	$749	15.8	$675	15.9	$74	11.0
Adjusted Diluted EPS	$1.06		$0.97		$0.09	9.3

(a)Exclusive of depreciation and amortization expense.

Revenues - Overall
During the quarter ended September 30, 2021, revenues increased by $501 million as compared to the quarter ended September 30, 2020, representing growth of 11.8%, or 11.0% on a constant currency basis2. Our recently completed acquisitions contributed 300 basis points to our revenue growth. Our revenue growth also reflected our clients' continued adoption and integration of digital technologies and the acceleration in the demand for cloud, mobile workplace solutions, e-commerce, automation and AI and was aided by the negative impact on 2020 revenues of the COVID-19 pandemic. We continue to experience pricing pressure on our non-digital services as our clients optimize the cost of supporting their legacy systems and operations. Revenues from clients added since September 30, 2020, including those related to acquisitions, were $151 million.

2 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	27	September 30, 2021 Form 10-Q

Revenues - Reportable Business Segments
The following charts set forth revenues and change in revenues by business segment and geography for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020:

	Financial Services				Healthcare
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[3]	Revenues	$	%	CC %[3]
North America	$1,075	42	4.1	3.8	$1,162	108	10.2	10.2
United Kingdom	140	17	13.8	8.7	44	4	10.0	6.3
Continental Europe	187	6	3.3	2.4	118	2	1.7	1.1
Europe - Total	327	23	7.6	5.0	162	6	3.8	2.4
Rest of World	142	10	7.6	6.6	30	9	42.9	42.6
Total	$1,544	75	5.1	4.3	$1,354	123	10.0	9.8

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[3]	Revenues	$	%	CC %[3]
North America	$749	83	12.5	12.3	$500	74	17.4	17.4
United Kingdom	125	29	30.2	22.4	121	35	40.7	35.2
Continental Europe	145	48	49.5	47.3	34	(9)	(20.9)	(22.0)
Europe - Total	270	77	39.9	34.9	155	26	20.2	16.1
Rest of World	88	20	29.4	27.6	84	23	37.7	37.6
Total	$1,107	180	19.4	18.1	$739	123	20.0	19.1

Financial Services - revenues increased 5.1%, or 4.3% on a constant currency basis[3]

Banking	é	$49M

Insurance	é	$26M

Revenue growth reflected the negative impact to our 2020 revenues of the COVID-19 pandemic as well as a reduction in 2020 revenues on a large transformation project as a result of delivery delays. Additionally, growth in this segment benefited from recently completed acquisitions and revenue generated by our digital services in both banking and insurance. Declines related to our non-digital services reflected clients' continued cost optimization of supporting their legacy systems and operations. Revenues from clients added since September 30, 2020, including those related to acquisitions, were $33 million.3

Healthcare - revenues increased 10.0%, or 9.8% on a constant currency basis[3]
Revenue growth among our life sciences clients was driven by increased demand for our services among pharmaceutical companies while revenue growth among our healthcare customers benefited from increased demand by health insurance customers for our integrated software solutions. Revenues from clients added since September 30, 2020, including those related to acquisitions, were $19 million.

Healthcare	é	$53M

Life Sciences	é	$70M

3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	28	September 30, 2021 Form 10-Q

Products and Resources - revenues increased 19.4%, or 18.1% on a constant currency basis[4]

Manufacturing, Logistics, Energy and Utilities	é	$102M

Retail and Consumer Goods	é	$58M

Travel and Hospitality	é	$20M

Revenues from our manufacturing, logistics, energy and utilities clients benefited from our clients' adoption and integration of digital technologies. Revenue growth in this segment included approximately 600 basis points related to recently completed acquisitions. Additionally, revenue growth reflected the negative impact to our 2020 revenues of the COVID-19 pandemic. Revenues from clients added since September 30, 2020, including those related to acquisitions, were $51 million.4

Communications, Media and Technology - revenues increased 20.0%, or 19.1% on a constant currency basis[4]
Revenue growth in this segment reflected the growing demand from our technology clients for services related to digital content, primarily driven by our largest clients in this segment, and the negative impact to our 2020 revenue of the COVID-19 pandemic. Revenue growth in this segment included approximately 500 basis points related to recently completed acquisitions. Revenues from clients added since September 30, 2020, including those related to acquisitions, were $48 million.

Communications and Media	é	$44M

Technology	é	$79M

Revenues - Geographic Markets
Revenues of $4,744 million by geographic market were as follows for the three months ended September 30, 2021:

Q3 2021 as compared to Q3 2020	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
North America	$307	9.7	9.5
United Kingdom	85	24.6	18.8
Continental Europe	47	10.8	9.6
Europe - Total	132	16.9	13.7
Rest of World	62	22.0	21.0
Total revenues	$501	11.8	11.0
North America continues to be our largest market, representing 73.5% of total revenues and 61.3% of total revenue growth. Revenue growth across all regions benefited from our recently completed acquisitions and was also aided by the negative impact on our 2020 revenues of the COVID-19 pandemic. United Kingdom and Continental Europe regions also benefited from favorable foreign currency exchange rate movements. A significant portion of revenue growth in our Continental Europe and Rest of World regions is related to clients, including those from recent acquisitions, in Germany and Australia, respectively.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$300M
ê	0.3% as a % of revenue
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. The decrease in cost of revenues, as a percentage of revenues, was due primarily to savings from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan as well as the negative impact on our 2020 results of the COVID-19 pandemic, partially offset by increased subcontractor and compensation costs (net of modestly lower incentive-based compensation accrual rates) as a result of significantly elevated attrition.
4 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	29	September 30, 2021 Form 10-Q

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The increase, as a percentage of revenues, was due primarily to investments intended to drive and support organic revenue growth, including additions to our sales organization and initiatives to reposition our brand, increased costs as a result of our recently completed acquisitions, costs related to the modernization of our core IT systems and the Class Action Settlement Loss, partially offset by a reduction in expenses attributable to the COVID-19 pandemic. Additionally, our 2020 SG&A expenses included an asset impairment related to the discontinuation of certain real estate construction projects.

é	$120M
é	0.6% as a % of revenue
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 4.3% but remained relatively flat as a percentage of revenue during the third quarter of 2021 as compared to the third quarter of 2020. The increase was due to the amortization of intangible assets from recently completed acquisitions.

Operating Margin and Adjusted Operating Margin[5] - Overall

Our 2021 GAAP and Adjusted Operating Margins benefited from savings from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan. These benefits were partially offset by investments intended to drive and support organic revenue growth, including additions to our sales organization and initiatives to reposition our brand, as well as the negative impact on margin of our recently completed acquisitions, increased subcontractor and compensation costs (net of modestly lower incentive-based compensation accrual rates) as a result of significantly elevated attrition and costs related to the modernization of our core IT systems. Our 2020 margins were adversely impacted by the decline in revenues brought on by the COVID-19 pandemic and an asset impairment related to the discontinuation of certain real estate construction projects. Our 2021 GAAP operating margin was negatively impacted by the Class Action Settlement Loss, while our 2020 GAAP operating margin was negatively impacted by costs related to our restructuring program that concluded at the end of 2020.5

Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by 7 basis points during the three months ended September 30, 2021. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 18 basis points.
We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. The settlement of our cash flow hedges positively impacted our operating margin by 32 basis points during the three months ended September 30, 2021, and by 14 basis points during the three months ended September 30, 2020.
5 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	30	September 30, 2021 Form 10-Q

We finished the third quarter of 2021 with approximately 318,400 employees. Annualized attrition, including both voluntary and involuntary, was approximately 37.0% for the three months ended September 30, 2021. In 2021, voluntary attrition was significantly elevated and constituted the vast majority of our attrition for the period. In comparison, voluntary attrition in the third quarter 2020 represented only approximately half of our attrition for the period as our personnel actions taken under our Fit for Growth Plan increased involuntary attrition while voluntary attrition was suppressed due to the COVID-19 pandemic. Attrition in all periods presented is weighted towards our more junior employees.

¡ Annualized attrition

Segment Operating Profit
Segment operating profit and operating margin percentage were as follows:
Across all our business segments, operating margins were negatively impacted by increased subcontractor and compensation costs as a result of significantly elevated attrition and benefited from savings from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan and the negative impact on our 2020 results of the COVID-19 pandemic. In addition, segment operating profit in out Communications, Media and Technology segment during the three months ended September 30, 2020 was affected by an unfavorable allocation of costs.
Total segment operating profit and operating margin were as follows for the three months ended September 30:

(Dollars in millions)	2021	% of Revenues	2020	% of Revenues	Increase / (Decrease)
Total segment operating profit	$1,450	30.6	$1,339	31.6	$111
Less: unallocated costs	721		736		(15)
Income from operations	$729	15.4	$603	14.2	$126

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended September 30:

(in millions)	2021	2020	Increase/ Decrease
Foreign currency exchange (losses) gains	$(4)	$56	$(60)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	1	(57)	58
Foreign currency exchange gains (losses), net	(3)	(1)	(2)
Interest income	7	27	(20)
Interest expense	(3)	(6)	3
Other, net	1	1	—
Total other income (expense), net	$2	$21	$(19)
The foreign currency exchange gains and losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset foreign currency exposure to non-U.S. dollar denominated net monetary assets and liabilities. As of September 30, 2021, the notional value of our undesignated hedges was $919 million. The decrease in interest income of $20

Cognizant	31	September 30, 2021 Form 10-Q

million was primarily attributable to lower invested balances in India, which generate higher yields. Our invested balances in India are lower in 2021 as a result of our repatriation of cash from India in the fourth quarter of 2020.

Provision for Income Taxes

ê	$89M

¡ Effective Income Tax Rate ê 18.6%

The effective tax rate decreased primarily as a result of our decision in the third quarter of 2020 to reverse our indefinite reinvestment assertion on Indian earnings accumulated in prior years, which resulted in a $140 million Tax on Accumulated Indian Earnings recorded as income tax expense in the third quarter of 2020.

Net Income
The increase in net income was driven by higher income from operations and a lower provision for income taxes due to the Q3 2020 Tax on Accumulated Indian Earnings, partially offset by lower interest income.

é	$196M

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
Our non-GAAP financial measures, Adjusted Operating Margin, Adjusted Income From Operations and Adjusted Diluted EPS, exclude unusual items. Additionally, Adjusted Diluted EPS excludes net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. The income tax impact of each item is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.
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

Cognizant	32	September 30, 2021 Form 10-Q

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

(Dollars in millions, except per share amounts)	2021	% of Revenues	2020	% of Revenues
GAAP income from operations and operating margin	$729	15.4	$603	14.2
Class Action Settlement Loss (1)	20	0.4	—	—
Realignment charges (2)	—	—	8	0.2
2020 Fit for Growth Plan restructuring charges (3)	—	—	43	1.0
COVID-19 Charges (4)	—	—	21	0.5
Adjusted Income from Operations and Adjusted Operating Margin	$749	15.8	$675	15.9

GAAP diluted EPS	$1.03		$0.64
Effect of above adjustments, pre-tax	0.04		0.13
Non-operating foreign currency exchange (gains) losses, pre-tax (5)	0.01		—
Tax effect of above adjustments (6)	(0.02)		(0.06)
Tax on Accumulated Indian Earnings (7)	—		0.26
Adjusted Diluted EPS	$1.06		$0.97

(1)During the three months ended September 30, 2021, we recorded a Class Action Settlement Loss in "Selling, general and administrative expenses" in our unaudited consolidated financial statements. See Note 12 to our unaudited consolidated financial statements for additional information.
(2)As part of the realignment program, during the three months ended September 30, 2020, we incurred certain professional fees. See Note 4 to our unaudited consolidated financial statements for additional information.
(3)As part of our 2020 Fit for Growth plan, during the three months ended September 30, 2020, we incurred certain employee separation, employee retention and facility exit costs and other charges. See Note 4 to our unaudited consolidated financial statements for additional information.
(4)During the three months ended September 30, 2020, we incurred costs in response to the COVID-19 pandemic including costs to enable our employees to work remotely. Most of the costs related to the pandemic are reported in "Cost of revenues" in our unaudited consolidated statements of operations.
(5)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(6)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended September 30,
(in millions)	2021	2020
Non-GAAP income tax benefit (expense) related to:
Class Action Settlement Loss	$6	$—
Realignment charges	—	2
2020 Fit for Growth Plan restructuring charges	—	11
COVID-19 Charges	—	6
Foreign currency exchange gains and losses	3	15
(7)During the three months ended September 30, 2020, we reversed our indefinite reinvestment assertion on Indian earnings accumulated in prior years and recorded $140 million in income tax expense.

Cognizant	33	September 30, 2021 Form 10-Q

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2021	Revenues	2020	Revenues	$	%
Revenues	$13,730	100.0	$12,468	100.0	$1,262	10.1
Cost of revenues(a)	8,574	62.4	8,009	64.2	565	7.1
Selling, general and administrative expenses(a)	2,632	19.2	2,226	17.9	406	18.2
Restructuring charges	—	—	177	1.4	(177)	(100.0)
Depreciation and amortization expense	430	3.1	407	3.3	23	5.7
Income from operations	2,094	15.3	1,649	13.2	445	27.0
Other income (expense), net	(4)		(20)		16	(80.0)
Income before provision for income taxes	2,090	15.2	1,629	13.1	461	28.3
Provision for income taxes	(531)		(552)		21	(3.8)
Income (loss) from equity method investments	2		(1)		3	(300.0)
Net income	$1,561	11.4	$1,076	8.6	$485	45.1
Diluted EPS	$2.96		$1.98		$0.98	49.5
Other Financial Information[6]
Adjusted Income From Operations and Adjusted Operating Margin	$2,114	15.4	$1,878	15.1	$236	12.6
Adjusted Diluted EPS	$3.02		$2.75		$0.27	9.8

(a)Exclusive of depreciation and amortization expense.

Revenues - Overall
During the nine months ended September 30, 2021, revenues increased by $1,262 million as compared to the nine months ended September 30, 2020, representing growth of 10.1%, or 8.4% on a constant currency basis. Our revenue growth reflected our clients' continued adoption and integration of digital technologies and the acceleration in the demand for cloud, mobile workplace solutions, e-commerce, automation and was aided by the negative impact on 2020 revenues of the COVID-19 pandemic and the April 2020 ransomware attack. Our recently completed acquisitions contributed 330 basis points to our revenue growth. We continue to experience pricing pressure on our non-digital services as our clients optimize the cost of supporting their legacy systems and operations. In addition, our revenues from clients added since September 30, 2020, including those related to acquisitions, were $305 million.6

6 Adjusted Income From Operations, Adjusted Operating Margin and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant	34	September 30, 2021 Form 10-Q

Revenues - Reportable Business Segments
The following charts set forth revenues and change in revenues by business segment and geography for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

	Financial Services				Healthcare
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[7]	Revenues	$	%	CC %[7]
North America	$3,137	114	3.8	3.4	$3,394	303	9.8	9.8
United Kingdom	395	42	11.9	5.2	129	13	11.2	4.7
Continental Europe	565	11	2.0	(3.6)	356	39	12.3	7.2
Europe - Total	960	53	5.8	(0.3)	485	52	12.0	6.6
Rest of World	407	21	5.4	1.8	88	30	51.7	49.7
Total	$4,504	188	4.4	2.5	$3,967	385	10.7	10.0

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[7]	Revenues	$	%	CC %[7]
North America	$2,190	215	10.9	10.5	$1,420	134	10.4	10.3
United Kingdom	347	69	24.8	14.9	332	83	33.3	24.2
Continental Europe	380	80	26.7	18.6	121	(1)	(0.8)	(7.5)
Europe - Total	727	149	25.8	16.9	453	82	22.1	13.8
Rest of World	243	48	24.6	20.4	226	61	37.0	34.1
Total	$3,160	412	15.0	12.5	$2,099	277	15.2	13.2

Financial Services - revenues increased 4.4%, or 2.5% on a constant currency basis[7]

Banking	é	$114M

Insurance	é	$74M

Revenues in this segment benefited from recently completed acquisitions. Additionally, revenue growth reflected the negative impact on 2020 revenues of the COVID-19 pandemic. Our digital services generated revenue growth in both banking and insurance. Declines related to our non-digital services reflected clients' continued cost optimization of supporting their legacy systems and operations.7Revenues from clients added since September 30, 2020, including those related to acquisitions, were $58 million.

Healthcare - revenues increased 10.7%, or 10.0% on a constant currency basis[7]
Revenue growth among our life sciences clients was driven by increased demand for our services among pharmaceutical companies while revenue growth among our healthcare customers benefited from increased demand by health insurance customers for our integrated software solutions. Revenues in this segment also benefited from recently completed acquisitions. Additionally, revenue growth reflected the negative impact on 2020 revenues of the COVID-19 pandemic and the April 2020 ransomware attack. Revenues from clients added since September 30, 2020, including those related to acquisitions, were $50 million.

Healthcare	é	$192M

Life Sciences	é	$193M

7 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	35	September 30, 2021 Form 10-Q

Products and Resources - revenues increased 15.0%, or 12.5% on a constant currency basis[8]

Manufacturing, Logistics, Energy and Utilities	é	$290M

Retail and Consumer Goods	é	$103M

Travel and Hospitality	é	$19M

Revenue growth in this segment included approximately 500 basis points related to recently completed acquisitions. Revenues from our manufacturing, logistics, energy and utilities clients benefited from our clients' adoption and integration of digital technologies. Additionally, revenue growth reflected the negative impact of the COVID-19 pandemic on our 2020 revenue in this segment. Revenues from clients added since September 30, 2020, including those related to acquisitions, were $95 million.8

Communications, Media and Technology - revenues increased 15.2%, or 13.2% on a constant currency basis[8]
Revenue growth in this segment included approximately 750 basis points related to recently completed acquisitions, driven by acquisitions we completed during the third quarter of 2020. Revenues reflected growing demand from our technology clients for services related to digital content, primarily driven by our largest clients in this segment, and were negatively impacted by 250 basis points due to our exit from certain content-related services. Revenue growth in this segment also reflected the negative impact to our 2020 revenue of the COVID-19 pandemic. Revenues from clients added since September 30, 2020, including those related to acquisitions, were $102 million.

Communications and Media	é	$143M

Technology	é	$134M

Revenues - Geographic Markets
Revenues of $13,730 million by geographic market were as follows for the nine months ended September 30, 2021:

YTD 2021 as compared to YTD 2020	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[8]
North America	$766	8.2	7.9
United Kingdom	207	20.8	12.6
Continental Europe	129	10.0	3.8
Europe - Total	336	14.7	7.6
Rest of World	160	19.9	16.4
Total revenues	$1,262	10.1	8.4
North America continues to be our largest market, representing 73.9% of total revenues and 60.7% of total growth for the nine months ended September 30, 2021. Revenue growth across all regions benefited from our recently completed acquisitions and was also aided by the negative impact on our 2020 revenues of the COVID-19 pandemic. All regions also benefited from favorable foreign currency exchange rate movements. A significant portion of revenue growth in our Continental Europe and Rest of World regions is related to clients, including those from recent acquisitions, in Germany and Australia, respectively.

8 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	36	September 30, 2021 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$565M
ê	1.8% as a % of revenue
¡ % of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. The decrease in cost of revenues, as a percentage of revenues, was due primarily to savings from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan and a significant decrease in travel and entertainment costs as a result of a reduction in travel due to the COVID-19 pandemic as well as the negative impact on our 2020 results from the pandemic and the April 2020 ransomware attack, partially offset by increased subcontractor and compensation costs (net of modestly lower incentive-based compensation accrual rates) as a result of significantly elevated attrition.

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

é	$406M
é	1.3% as a % of revenue
¡ % of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 5.7% but remained relatively flat as a percentage of revenue during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was due to amortization of intangibles from recently completed acquisitions.

Operating Margin and Adjusted Operating Margin[9] - Overall
Our 2021 operating margin benefited from savings from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan. These benefits were partially offset by investments intended to drive and support organic revenue growth, including additions to our sales organization and initiatives to reposition our brand, as well as the negative impact on margin of our recently completed acquisitions, increased subcontractor and compensation costs (net of modestly lower incentive-based compensation accrual rates) as a result of significantly elevated attrition and costs related to the modernization of our core IT systems. Our 2020 operating margins were adversely impacted by the decline in revenues brought on by the COVID-19 pandemic and the effect of the April 2020 ransomware attack on both revenues and costs. Our 2020 GAAP operating margin was negatively impacted by costs related to our restructuring program that concluded at the end of 2020 and COVID-19 Charges.9
9 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	37	September 30, 2021 Form 10-Q

Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 15 basis points during the nine months ended September 30, 2021. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points.
We enter into hedges of certain Indian rupee denominated payments in India, which are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the nine months ended September 30, 2021, the settlement of our cash flow hedges positively impacted our operating margin by approximately 36 basis points as compared to a negative impact of approximately 6 basis points during the nine months ended September 30, 2020.

Segment Operating Profit
Segment operating profit and operating margin percentage were as follows:
Across all our business segments, operating margins benefited from savings from the implementation of the delivery cost optimization initiatives of our 2020 Fit for Growth Plan, the decrease in travel and entertainment costs due to COVID-19 related reductions in travel and the negative impact on our 2020 results of the COVID-19 pandemic and the April 2020 ransomware attack. In 2021, segment operating margins were negatively impacted by increased subcontractor and compensation costs as a result of significantly elevated attrition.
Total segment operating profit and margin were as follows for the nine months ended September 30:

(Dollars in millions)	2021	% of Revenues	2020	% of Revenues	Increase / (Decrease)
Total segment operating profit	$4,181	30.5	$3,573	28.7	$608
Less: unallocated costs	2,087		1,924		163
Income from operations	$2,094	15.3	$1,649	13.2	$445
The increase of $163 million in unallocated costs for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to increased costs as a result of our recently completed acquisitions and costs related to initiatives to reposition our brand and the modernization of our core IT systems. Unallocated costs in 2020 included restructuring costs and costs related to the April 2020 ransomware attack.

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the nine months ended September 30:

(in millions)	2021	2020	Increase/ Decrease
Foreign currency exchange (losses)	$(26)	$(51)	$25
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	7	(54)	61
Foreign currency exchange gains (losses), net	(19)	(105)	86
Interest income	23	105	(82)
Interest expense	(7)	(21)	14
Other, net	(1)	1	(2)
Total other income (expense), net	$(4)	$(20)	$16
The foreign currency exchange gains and losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets and liabilities in our U.S. dollar functional currency India subsidiaries and, to a lesser extent, the remeasurement of other net monetary assets and liabilities denominated in currencies other than the functional currencies of

Cognizant	38	September 30, 2021 Form 10-Q

our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset foreign currency exposure to non-U.S. dollar denominated net monetary assets and liabilities. The decrease in interest income of $82 million was primarily attributable to lower invested balances in India, which generate higher yields. Our invested balances in India are lower in 2021 as a result of our repatriation of cash from India in the fourth quarter of 2020.

Provision for Income Taxes

ê	$21M

¡ Effective Income Tax Rate ê 8.5%

The effective tax rate decreased primarily as a result of our decision in the third quarter of 2020 to reverse our indefinite reinvestment assertion on Indian earnings accumulated in prior years which resulted in a $140 million Tax on Accumulated Indian Earnings recorded as income tax expense in the third quarter of 2020, the discrete benefit in 2021 of the settlement of the IRS examination for tax years 2012 through 2016 as described in Note 8 to our unaudited consolidated financial statements and lower non-deductible foreign currency exchange losses in our unaudited consolidated statement of operations in 2021.

Net Income
The increase in net income was driven by higher income from operations, lower foreign currency exchange losses and a lower provision for income taxes stemming primarily from the Q3 2020 Tax on Accumulated Indian Earnings, partially offset by lower interest income.

é	$485M

¡ % of Revenues

Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

(Dollars in millions, except per share amounts)	2021	% of Revenues	2020	% of Revenues
GAAP income from operations and operating margin	$2,094	15.3	$1,649	13.2
Class Action Settlement Loss (1)	20	0.1	—	—
Realignment charges (2)	—	—	40	0.3
2020 Fit for Growth plan restructuring charges (3)	—	—	137	1.1
COVID-19 Charges (4)	—	—	52	0.5
Adjusted Income from Operations and Adjusted Operating Margin	$2,114	15.4	$1,878	15.1

GAAP diluted EPS	$2.96		$1.98
Effect of above adjustments, pre-tax	0.04		0.42
Non-operating foreign currency exchange (gains) losses, pre-tax (5)	0.03		0.19
Tax effect of above adjustments (6)	(0.01)		(0.10)
Tax on Accumulated Indian Earnings (7)	—		0.26
Adjusted Diluted EPS	$3.02		$2.75

(1)During the three months ended September 30, 2020, we recorded a Class Action Settlement Loss in "Selling, general and administrative expenses" in our unaudited consolidated financial statements. See Note 12 to our unaudited consolidated financial statements for additional information.
(2)As part of the realignment program, during the nine months ended September 30, 2020, we incurred employee retention costs and professional fees. See Note 4 to our unaudited consolidated financial statements for additional information.

Cognizant	39	September 30, 2021 Form 10-Q

(3)As part of our 2020 Fit for Growth plan, during the nine months ended September 30, 2020, we incurred certain employee separation, employee retention, facility exit costs and other charges. See Note 4 to our unaudited consolidated financial statements for additional information.
(4)During the nine months ended September 30, 2020, we incurred costs in response to the COVID-19 pandemic including a one-time bonus to our employees at the designation of associate and below in both India and the Philippines, certain costs to enable our employees to work remotely and costs to provide medical staff and extra cleaning services for our facilities. Most of the costs related to the pandemic are reported in "Cost of revenues" in our unaudited consolidated statements of operations.
(5)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(6)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

(in millions)	Nine Months Ended September 30,
	2021	2020
Non-GAAP income tax benefit (expense) related to:
Class Action Settlement Loss	$6	$—
Realignment charges	—	10
2020 Fit for Growth Plan restructuring charges	—	36
COVID-19 Charges	—	14
Foreign currency exchange gains and losses	(3)	(3)
(7)During the three months ended September 30, 2020, we reversed our indefinite reinvestment assertion on Indian earnings accumulated in prior years and recorded $140 million in income tax expense.

Liquidity and Capital Resources

Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of September 30, 2021, we had cash, cash equivalents and short-term investments of $2,413 million and available capacity under our credit facilities of approximately $1,925 million.

The following table provides a summary of our cash flows for the nine months ended September 30:

(in millions)	2021	2020	Increase / Decrease
Net cash provided by (used in):
Operating activities	$1,670	$2,401	$(731)
Investing activities	(1,666)	(1,189)	(477)
Financing activities	(1,007)	617	(1,624)
Operating activities
The decrease in cash provided by operating activities for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily driven by the deferrals of certain tax payments due to COVID-19 pandemic regulatory relief in 2020, a portion of which was remitted in 2021, and higher incentive-based compensation payouts in 2021.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of our deferred revenue. Our DSO was 72 days as of both September 30, 2021 and September 30, 2020, and 70 days as of December 31, 2020.

Investing activities
The increase in net cash used in investing activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily driven by net purchases of investments in 2021 as compared to net sales in 2020, partially offset by lower payments for acquisitions and capital expenditures.

Cognizant	40	September 30, 2021 Form 10-Q

Financing activities
The cash used in financing activities for the nine months ended September 30, 2021 was primarily driven by repurchases of common stock. The cash provided by financing activities for the nine months ended September 30, 2020 was primarily a result of our borrowing against the revolving credit facility, partially offset by repurchases of common stock.
We have a Credit Agreement providing for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. As of September 30, 2021, we had no outstanding balance on our revolving credit facility. See Note 7 to our unaudited consolidated financial statements.
In February 2021, our India subsidiary renewed its one-year 13 billion Indian rupee ($175 million at the September 30, 2021 exchange rate) working capital facility, which requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually in February. As of September 30, 2021, we have not borrowed funds under this facility.

Share Repurchases

Dividend payments

During the nine months ended September 30, 2021, we returned $1,071 million to our stockholders, including shares purchased in connection with our stock-based compensation plans. We review our capital return plan on an ongoing basis, considering the potential impacts of COVID-19 pandemic, our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.
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

Off-Balance Sheet Arrangements
Other than our foreign exchange forward and option contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the nine months ended September 30, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities,

Cognizant	41	September 30, 2021 Form 10-Q

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues or operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the COVID-19 pandemic, the competitive marketplace for talent, anticipated effective income tax rate and income tax expense, liquidity, access to capital, capital return plan, investment strategies, cost management, realignment program, 2020 Fit for Growth Plan, plans and objectives, including those related to our digital practice areas, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of and costs associated with regulatory and litigation matters, the appropriateness of the accrual related to the India Defined Contribution Obligation and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
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
•legal, reputation and financial risks if we fail to protect client and/or our data from security breaches and/or cyber attacks;

Cognizant	42	September 30, 2021 Form 10-Q

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant	43	September 30, 2021 Form 10-Q

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
During the three months ended September 30, 2021, we repurchased $100 million of our Class A common stock. The stock repurchase activity under our stock repurchase program during the three months ended September 30, 2021 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2021 - July 31, 2021	—	$—	—	$2,285
August 1, 2021 - August 31, 2021	922,062	75.91	922,062	2,215
September 1, 2021 - September 30, 2021	391,984	76.55	391,984	2,185
Total	1,314,046	$76.10	1,314,046
During the three months ended September 30, 2021, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended September 30, 2021, such repurchases totaled 0.3 million shares at an aggregate cost of $21 million.

Cognizant	44	September 30, 2021 Form 10-Q

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant	45	September 30, 2021 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	October 27, 2021	By:	/s/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	October 27, 2021	By:	/s/ JAN SIEGMUND
Jan Siegmund,
Chief Financial Officer
(Principal Financial Officer)

Cognizant	46	September 30, 2021 Form 10-Q