Form 10-Q
period 2022-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2022-05-05
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2022
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2022:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	521,173,838

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
Adjusted Diluted EPS	Adjusted Diluted Earnings Per Share
ASC	Accounting Standards Codification
ASR	Accelerated Stock Repurchase
CC	Constant Currency
CITA	Commissioner of Income Tax (Appeals)
Class Action Settlement Loss	Loss recorded in connection with the filing of a settlement agreement to resolve the consolidated putative securities class action against us and certain of our former officers
CMT	Communications, Media and Technology
COVID-19	The novel coronavirus disease
Credit Agreement	Credit agreement with a commercial bank syndicate, as amended
CTS India	Our principal operating subsidiary in India
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
EPS	Earnings Per Share
ESG	Environmental, social and corporate governance
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Generally Accepted Accounting Principles in the United States of America
High Court	Madras High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IoT	Internet of Things
ITD	Indian Income Tax Department
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan
Third Circuit	United States Court of Appeals for the Third Circuit
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant Technology Solutions	1	March 31, 2022 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,192	$1,792
Short-term investments	127	927
Trade accounts receivable, net	3,663	3,557
Other current assets	1,095	1,066
Total current assets	7,077	7,342
Property and equipment, net	1,171	1,171
Operating lease assets, net	915	933
Goodwill	5,605	5,620
Intangible assets, net	1,167	1,218
Deferred income tax assets, net	333	404
Long-term investments	458	463
Other noncurrent assets	708	701
Total assets	$17,434	$17,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$394	$361
Deferred revenue	455	403
Short-term debt	38	38
Operating lease liabilities	194	195
Accrued expenses and other current liabilities	2,105	2,532
Total current liabilities	3,186	3,529
Deferred revenue, noncurrent	23	40
Operating lease liabilities, noncurrent	758	783
Deferred income tax liabilities, net	213	218
Long-term debt	617	626
Long-term income taxes payable	378	378
Other noncurrent liabilities	286	287
Total liabilities	5,461	5,861
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 521 and 525 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	31	27
Retained earnings	11,956	11,922
Accumulated other comprehensive income (loss)	(19)	37
Total stockholders’ equity	11,973	11,991
Total liabilities and stockholders’ equity	$17,434	$17,852
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	2	March 31, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended March 31,
	2022	2021
Revenues	$4,826	$4,401
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,097	2,764
Selling, general and administrative expenses	862	827
Depreciation and amortization expense	143	141
Income from operations	724	669
Other income (expense), net:
Interest income	6	9
Interest expense	(2)	(2)
Foreign currency exchange gains (losses), net	—	(9)
Other, net	1	(2)
Total other income (expense), net	5	(4)
Income before provision for income taxes	729	665
Provision for income taxes	(170)	(160)
Income (loss) from equity method investments	4	—
Net income	$563	$505
Basic earnings per share	$1.07	$0.95
Diluted earnings per share	$1.07	$0.95
Weighted average number of common shares outstanding - Basic	524	530
Dilutive effect of shares issuable under stock-based compensation plans	1	1
Weighted average number of common shares outstanding - Diluted	525	531
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	3	March 31, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended March 31,
	2022	2021
Net income	$563	$505
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(37)	(25)
Unrealized gains and losses on cash flow hedges	(19)	(4)
Other comprehensive income (loss)	(56)	(29)
Comprehensive income	$507	$476
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	March 31, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2021	525	$5	$27	$11,922	$37	$11,991
Net income	—	—	—	563	—	563
Other comprehensive income (loss)	—	—	—	—	(56)	(56)
Common stock issued, stock-based compensation plans	1	—	31	—	—	31
Stock-based compensation expense	—	—	56	—	—	56
Repurchases of common stock	(5)	—	(83)	(387)	—	(470)
Dividends declared, $0.27 per share	—	—	—	(142)	—	(142)
Balance, March 31, 2022	521	$5	$31	$11,956	$(19)	$11,973

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2020	530	$5	$32	$10,689	$110	$10,836
Net income	—	—	—	505	—	505
Other comprehensive income (loss)	—	—	—	—	(29)	(29)
Common stock issued, stock-based compensation plans	1	—	43	—	—	43
Stock-based compensation expense	—	—	62	—	—	62
Repurchases of common stock	(3)	—	(93)	(159)	—	(252)
Dividends declared, $0.24 per share	—	—	—	(128)	—	(128)
Balance, March 31, 2021	528	$5	$44	$10,907	$81	$11,037

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	March 31, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$563	$505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	141
Deferred income taxes	70	122
Stock-based compensation expense	56	62
Other	27	—
Changes in assets and liabilities:
Trade accounts receivable	(117)	(131)
Other current and noncurrent assets	(73)	(36)
Accounts payable	35	61
Deferred revenues, current and noncurrent	36	15
Other current and noncurrent liabilities	(434)	(558)
Net cash provided by operating activities	306	181
Cash flows from investing activities:
Purchases of property and equipment	(120)	(88)
Purchases of available-for-sale investment securities	(65)	—
Proceeds from maturity or sale of available-for-sale investment securities	310	—
Purchases of held-to-maturity investment securities	(16)	(82)
Proceeds from maturity of held-to-maturity investment securities	20	62
Purchases of other investments	(39)	(150)
Proceeds from maturity or sale of other investments	591	30
Proceeds from sales of businesses	19	—
Payments for business combinations, net of cash acquired	—	(310)
Net cash provided by (used in) investing activities	700	(538)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	31	43
Repurchases of common stock	(474)	(240)
Repayment of Term Loan borrowings and finance lease and earnout obligations	(14)	(15)
Dividends paid	(143)	(128)
Net cash (used in) financing activities	(600)	(340)
Effect of exchange rate changes on cash and cash equivalents	(6)	(10)
Increase (decrease) in cash and cash equivalents	400	(707)
Cash and cash equivalents, beginning of year	1,792	2,680
Cash and cash equivalents, end of period	$2,192	$1,973
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	March 31, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Consolidated Financial Statements
The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements included herein in accordance with GAAP and the Exchange Act. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2021. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited consolidated financial statements have been included and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

Note 2 — Revenues and Trade Accounts Receivable
Disaggregation of Revenues

The tables below present disaggregated revenues from contracts with clients by client location, service line and contract type for each of the business segments. We believe this disaggregation best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by industry, market and other economic factors. Our consulting and technology services include consulting, application development, systems integration, and application testing services as well as software solutions and related services while our outsourcing services include application maintenance, infrastructure and business process services. Revenues are attributed to geographic regions based upon client location, which is the client's billing address. Substantially all revenues in the North America region relate to clients in the United States.

	Three Months Ended March 31, 2022

(in millions)	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
Revenues
Geography:
North America	$1,080	$1,195	$761	$533	$3,569
United Kingdom	151	44	132	126	453
Continental Europe	157	120	145	37	459
Europe - Total	308	164	277	163	912
Rest of World	140	33	92	80	345
Total	$1,528	$1,392	$1,130	$776	$4,826

Service line:
Consulting and technology services	$1,057	$804	$754	$448	$3,063
Outsourcing services	471	588	376	328	1,763
Total	$1,528	$1,392	$1,130	$776	$4,826

Type of contract:
Time and materials	$890	$494	$467	$448	$2,299
Fixed-price	557	618	572	292	2,039
Transaction or volume-based	81	280	91	36	488
Total	$1,528	$1,392	$1,130	$776	$4,826

Cognizant Technology Solutions	7	March 31, 2022 Form 10-Q

	Three Months Ended March 31, 2021

(in millions)	Financial Services	Healthcare	Products and Resources	Communications, Media and Technology	Total
Revenues
Geography:
North America	$1,013	$1,101	$718	$451	$3,283
United Kingdom	125	40	106	99	370
Continental Europe	192	118	103	43	456
Europe - Total	317	158	209	142	826
Rest of World	128	29	71	64	292
Total	$1,458	$1,288	$998	$657	$4,401

Service line:
Consulting and technology services	$967	$745	$616	$396	$2,724
Outsourcing services	491	543	382	261	1,677
Total	$1,458	$1,288	$998	$657	$4,401

Type of contract:
Time and materials	$899	$519	$418	$397	$2,233
Fixed-price	471	499	481	230	1,681
Transaction or volume-based	88	270	99	30	487
Total	$1,458	$1,288	$998	$657	$4,401
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

(in millions)	2022	2021
Beginning balance	$394	$467
Costs capitalized	12	14
Amortization expense	(27)	(29)
Impairment charge	—	(9)
Ending balance	$379	$443
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

(in millions)	2022	2021
Beginning balance	$310	$315
Revenues recognized during the period but not billed	259	183
Amounts reclassified to trade accounts receivable	(202)	(162)
Ending balance	$367	$336

Cognizant Technology Solutions	8	March 31, 2022 Form 10-Q

Contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended March 31:

(in millions)	2022	2021
Beginning balance	$443	$419
Amounts billed but not recognized as revenues	396	341
Revenues recognized related to the beginning balance of deferred revenue	(361)	(325)
Ending balance	$478	$435
Revenues recognized during the three months ended March 31, 2022 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of March 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was $1,720 million, of which approximately 85% is expected to be recognized as revenues within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Credit Losses
We calculate expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in the allowance for credit losses for trade accounts receivable for the three months ended March 31:

(in millions)	2022	2021
Beginning balance	$50	$57
Credit loss expense (income)	9	(5)
Write-offs charged against the allowance	(2)	(6)
Ending balance	$57	$46

Cognizant Technology Solutions	9	March 31, 2022 Form 10-Q

Note 3 — Investments
Our investments were as follows:

(in millions)	March 31, 2022	December 31, 2021
Short-term investments:
Equity investment security	$26	$26
Available-for-sale investment securities	65	310
Held-to-maturity investment securities	33	37
Time deposits	3	554
Total short-term investments	$127	$927

Long-term investments:
Other investments	$69	$66
Restricted time deposits(1)	389	397
Total long-term investments	$458	$463

(1)See Note 6.
Equity Investment Security
Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the three months ended March 31, 2022 and 2021.
Available-for-Sale Investment Securities
Our available-for-sale investment securities consist of highly rated U.S. dollar denominated investments in certificates of deposit and commercial paper maturing within one year. As of March 31, 2022, the amortized cost and fair value of the available-for-sale investments were $65 million. As of December 31, 2021, the amortized cost and fair value of the available-for-sale investments were $310 million. Unrealized gains and losses were immaterial as of March 31, 2022 and December 31, 2021. There were no realized gains or losses related to the available-for-sale investment securities during the three months ended March 31, 2022 and 2021. There were no sales of available-for sale investment securities during the three months ended March 31, 2022 and 2021.
Held-to-Maturity Investment Securities
Our held-to-maturity investment securities consist of Indian rupee denominated investments in commercial paper and international corporate bonds. The basis for the measurement of fair value of the held-to-maturity investment securities is Level 2 in the fair value hierarchy.
The amortized cost and fair value of held-to-maturity investment securities were as follows:

	March 31, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments, maturing within one year:
Corporate debt securities	$17	$17	$17	$17
Commercial paper	16	16	20	20
Total held-to-maturity investments	$33	$33	$37	$37
As of March 31, 2022, $10 million of corporate debt securities and $9 million of commercial paper were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months. As of December 31, 2021, $17 million of corporate debt securities and $10 million of commercial paper were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months.
The securities in our portfolio are highly rated and short-term in nature. As of March 31, 2022, the corporate debt securities were rated AA+ or better and the commercial paper securities were rated A-1+ by CRISIL, an Indian subsidiary of S&P Global.

Cognizant Technology Solutions	10	March 31, 2022 Form 10-Q

Other Investments
As of March 31, 2022 and December 31, 2021, we had equity method investments of $67 million and $63 million, respectively, primarily related to an investment in the technology sector. As of March 31, 2022 and December 31, 2021, we had equity securities without a readily determinable fair value of $2 million and $3 million, respectively.

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2022	December 31, 2021
Compensation and benefits	$1,233	$1,601
Customer volume and other incentives	271	242
Income taxes	57	74
Professional fees	190	220
Other	354	395
Total accrued expenses and other current liabilities	$2,105	$2,532

Note 5 — Debt

In 2018, we entered into the Credit Agreement providing for the $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan.

The Credit Agreement requires interest to be paid, at our option, at either the ABR, the Eurocurrency Rate or the Daily Simple RFR (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Eurocurrency Rate and Daily Simple RFR and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Eurocurrency Rate and Daily Simple RFR may range from 0.75% to 1.125%, depending on our public debt ratings (or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement). The Term Loan is a Eurocurrency Rate Loan.

The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of March 31, 2022.
In March 2022, our India subsidiary renewed its 13 billion Indian rupee ($171 million at the March 31, 2022 exchange rate) working capital facility, which requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days of disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually. As of March 31, 2022, we have not borrowed funds under this facility.
Short-term Debt
As of both March 31, 2022 and December 31, 2021, we had $38 million of short-term debt related to current maturities of the Term Loan.

Cognizant Technology Solutions	11	March 31, 2022 Form 10-Q

Long-term Debt
The following summarizes the long-term debt balances as of:

(in millions)	March 31, 2022	December 31, 2021
Term Loan	$656	$666
Less:
Current maturities	(38)	(38)
Deferred financing costs	(1)	(2)
Long-term debt, net of current maturities	$617	$626
The carrying value of our debt approximated its fair value as of March 31, 2022 and December 31, 2021.

Note 6 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2022	2021
Effective income tax rate	23.3%	24.1%
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($435 million at the March 31, 2022 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. As of March 31, 2022 and December 31, 2021, the deposit with the ITD was $65 million and $67 million, respectively, presented in "Other noncurrent assets". Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount. As of March 31, 2022 and December 31, 2021, the balance of deposits under lien was 30 billion Indian rupees, including previously earned interest, or $389 million and $397 million, respectively, as presented in "Long-term investments". The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to this transaction.
In April 2020, we received a formal assessment from the ITD on the 2016 transaction, which is consistent with its previous assertions. In June 2020, we filed an appeal against this assessment to the CITA. In March 2022, we received a negative decision from the CITA.

We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of March 31, 2022.

Note 7 — Derivative Financial Instruments
In the normal course of business, we use foreign exchange forward and option contracts to manage foreign currency exchange rate risk. Derivatives may give rise to credit risk from the possible non-performance by counterparties. Credit risk is limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to the foreign exchange derivative contracts set forth in the below table are subject to master netting arrangements, such as the International Swaps and Derivatives Association Master Agreement, with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to the foreign exchange derivative contracts, as applicable, on a gross basis, with no offsets, in our unaudited consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to the foreign exchange derivative contracts.

Cognizant Technology Solutions	12	March 31, 2022 Form 10-Q

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		March 31, 2022		December 31, 2021
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$34	$—	$51	$—
	Other noncurrent assets	11	—	15	—
	Accrued expenses and other current liabilities	—	1	—	—
	Other noncurrent liabilities	—	1	—	—
	Total	45	2	66	—
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	3	—	3	—
	Accrued expenses and other current liabilities	—	3	—	7
	Total	3	3	3	7
Total		$48	$5	$69	$7
Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2022, 2023 and the first three months of 2024. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of March 31, 2022, we estimate that $30 million, net of tax, of net gains related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	March 31, 2022	December 31, 2021
2022	$1,390	$1,643
2023	1,110	880
2024	175	—
Total notional value of contracts outstanding (1)	$2,675	$2,523

(1)Includes $53 million and $78 million notional value of option contracts as of March 31, 2022 and December 31, 2021, respectively, with the remaining notional value related to forward contracts.

Cognizant Technology Solutions	13	March 31, 2022 Form 10-Q

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended March 31:

(in millions)	Change in Derivative Gains Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2022	2021		2022	2021
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$(10)	$17	Cost of revenues	$12	$18
			SG&A expenses	1	3
			Total	$13	$21

The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 9.

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

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	March 31, 2022		December 31, 2021
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$879	$—	$847	$(4)
The following table provides information on the location and amounts of realized and unrealized pre-tax gains on the other derivative financial instruments for the three months ended March 31:

	Location of Net Gains on Derivative Instruments	Amount of Net Gains on Derivative Instruments
(in millions)		2022	2021
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$13	$3
The related cash flow impacts of all the derivative activities are reflected as cash flows from operating activities.

Cognizant Technology Solutions	14	March 31, 2022 Form 10-Q

Note 8 — Fair Value Measurements
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2022:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$735	$—	$—	$735
Time deposits	—	5	—	5
Commercial paper	—	254	—	254
Short-term investments:
Time deposits	—	3	—	3
Equity investment security	26	—	—	26
Available-for-sale investment securities:
Certificates of deposit and commercial paper	—	65	—	65
Other current assets:
Foreign exchange forward and option contracts	—	37	—	37
Long-term investments:
Restricted time deposits(1)	—	389	—	389
Other noncurrent assets
Foreign exchange forward contracts	—	11	—	11
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(4)	—	(4)
Contingent consideration liabilities	—	—	(11)	(11)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(1)	—	(1)
Contingent consideration liabilities	—	—	(25)	(25)

(1)See Note 6.

Cognizant Technology Solutions	15	March 31, 2022 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2021:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$507	$—	$—	$507
Time deposits	—	4	—	4
Commercial paper	—	266	—	266
Short-term investments:
Time deposits	—	554	—	554
Equity investment security	26	—	—	26
Available-for-sale investment securities:
Commercial paper	—	310	—	310
Other current assets:
Foreign exchange forward and option contracts	—	54	—	54
Long-term investments:
Restricted time deposits(1)	—	397	—	397
Other noncurrent assets:
Foreign exchange forward and option contracts	—	15	—	15
Accrued expenses and other current liabilities:
Foreign exchange forward and option contracts	—	(7)	—	(7)
Contingent consideration liabilities	—	—	(14)	(14)
Other noncurrent liabilities:
Contingent consideration liabilities	—	—	(21)	(21)

(1)See Note 6.
The following table summarizes the changes in Level 3 contingent consideration liabilities for the three months ended March 31:

(in millions)	2022	2021
Beginning balance	$35	$54
Initial measurement recognized at acquisition	1	8
Change in fair value recognized in SG&A expenses	3	(3)
Payments	(3)	(2)
Ending balance	$36	$57
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The fair value of certificates of deposit and commercial paper is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. The carrying value of the time deposits approximated fair value as of March 31, 2022 and December 31, 2021.
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
We estimate the fair value of contingent consideration liabilities associated with acquisitions using a variation of the income approach, which utilizes one or more significant inputs that are unobservable. This approach calculates the fair value of such liabilities based on the probability-weighted expected performance of the acquired entity against the target performance metric, discounted to present value when appropriate.

Cognizant Technology Solutions	16	March 31, 2022 Form 10-Q

During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Note 9 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three months ended March 31, 2022:

(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(22)	$2	$(20)
Change in foreign currency translation adjustments	(38)	1	(37)
Ending balance	$(60)	$3	$(57)
Unrealized gains on cash flow hedges:
Beginning balance	$71	$(14)	$57
Unrealized (losses) arising during the period	(10)	2	(8)
Reclassifications of net (gains) to:
Cost of revenues	(12)	2	(10)
SG&A expenses	(1)	—	(1)
Net change	(23)	4	(19)
Ending balance	$48	$(10)	$38
Accumulated other comprehensive income (loss):
Beginning balance	$49	$(12)	$37
Other comprehensive income (loss)	(61)	5	(56)
Ending balance	$(12)	$(7)	$(19)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three months ended March 31, 2021:

(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$56	$(1)	$55
Change in foreign currency translation adjustments	(27)	2	(25)
Ending balance	$29	$1	$30
Unrealized gains on cash flow hedges:
Beginning balance	$67	$(12)	$55
Unrealized gains arising during the period	17	(3)	14
Reclassifications of net (gains) to:
Cost of revenues	(18)	3	(15)
SG&A expenses	(3)	—	(3)
Net change	(4)	—	(4)
Ending balance	$63	$(12)	$51
Accumulated other comprehensive income (loss):
Beginning balance	$123	$(13)	$110
Other comprehensive income (loss)	(31)	2	(29)
Ending balance	$92	$(11)	$81

Cognizant Technology Solutions	17	March 31, 2022 Form 10-Q

Note 10— Commitments and Contingencies
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
On February 28, 2019, a ruling of the SCI interpreting the India Defined Contribution Obligation altered historical understandings of the obligation, extending it to cover additional portions of the employee’s income. As a result, the ongoing contributions of our affected employees and the Company were required to be increased. In the first quarter of 2019, we accrued $117 million with respect to prior periods, assuming retroactive application of the SCI’s ruling, in "Selling, general and administrative expenses" in our unaudited consolidated statement of operations. There is significant uncertainty as to how the liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. Since the ruling, a variety of trade associations and industry groups have advocated to the Indian government, highlighting the harm to the information technology sector, other industries and job growth in India that would result from a retroactive application of the ruling. It is possible the Indian government will review the matter and there is a substantial question as to whether the Indian government will apply the SCI’s ruling on a retroactive basis. As such, the ultimate amount of our obligation may be materially different from the amount accrued.

On October 5, 2016, October 27, 2016 and November 18, 2016, three putative securities class action complaints were filed in the USDC-NJ naming us and certain of our current and former officers at that time as defendants. These complaints were consolidated into a single action and on April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of persons and entities who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers at that time as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the Foreign Corrupt Practices Act, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs sought an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Defendants filed motions to dismiss the consolidated amended complaint on June 6, 2017. On August 8, 2018, the USDC-NJ issued an order which granted the motions to dismiss in part, including dismissal of all claims against then-current officers of the Company, and denied them in part. On September 7, 2018, we filed a motion in the USDC-NJ to certify the August 8, 2018 order for immediate appeal to the Third Circuit pursuant to 28 U.S.C. § 1292(b). On October 18, 2018, the USDC-NJ issued an order granting our motion, and staying the action pending the outcome of our appeal petition to the Third Circuit. On October 29, 2018, we filed a petition for permission to appeal with the Third Circuit. On March 6, 2019, the Third Circuit denied our petition without prejudice. In an order dated March 19, 2019, the USDC-NJ directed the lead plaintiffs to provide the defendants with a proposed amended complaint. On April 26, 2019, lead plaintiffs filed their second amended complaint. We filed a motion to dismiss the second amended complaint on June 10, 2019. On June 7, 2020, the USDC-NJ issued an order denying our motion to dismiss the second amended complaint. On July 10, 2020, we filed our answer to the second amended complaint. On July 23, 2020, the DOJ filed a motion on consent for leave to

Cognizant Technology Solutions	18	March 31, 2022 Form 10-Q

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

On September 7, 2021, the parties filed a settlement agreement to resolve the consolidated putative securities class action against us and certain of our former officers. The settlement agreement provides for a payment of $95 million to the putative class (inclusive of attorneys’ fees and litigation expenses). Adjusting for indemnification expenses, legal fees and other covered expenses incurred through September 7, 2021, the remaining available balance under the applicable directors and officers insurance policies was $75 million. As a result, we recorded a loss of $20 million in "Selling, general and administrative expenses" in our unaudited consolidated financial statements. The loss is referred to as the Class Action Settlement Loss. We and the other defendants entered into the settlement agreement to eliminate the uncertainty, burden, and expense of further protracted litigation. We and the other defendants expressly deny that the plaintiffs in the consolidated putative securities class action have asserted any valid claims as to us and them, respectively. On September 9, 2021, the USDC-NJ granted preliminary approval of the settlement. On December 21, 2021, the USDC-NJ granted final approval of the settlement and entered a judgment dismissing the consolidated putative securities class action with prejudice. The deadline to appeal the judgment was January 20, 2022, and no appeals were filed before that date.

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

On June 1, 2021, an eighth putative shareholder derivative complaint was filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. The complaint asserts claims similar to those in the previously-filed putative shareholder derivative actions. On August 2, 2021, the USDC-NJ approved a stipulation that stayed this action through the earliest of (i) the conclusion of the criminal proceedings in United States v. Gordon J. Coburn and Steven Schwartz, Crim. No. 19-120 (KM), (ii) the dissolution of the stay in the consolidated putative securities class action, provided that the dissolution of the stay in the consolidated putative securities class action is not the result of a settlement agreement or other mutual resolution of the consolidated putative securities class action, or (iii) the dissolution of the stay in the consolidated putative shareholder derivative action pending in USDC-NJ, provided that we are required to answer, move to dismiss, or otherwise respond to the operative complaint in that action following the dissolution of the stay. The stay ended on February 14, 2022. On March 31, 2022, we and certain of our current and former directors and officers moved to dismiss the complaint.

Cognizant Technology Solutions	19	March 31, 2022 Form 10-Q

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
See Note 6 for information relating to the ITD Dispute.
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

Note 11 — Segment Information
Our reportable segments are:
•Financial Services, which consists of the banking and insurance operating segments;
•Healthcare, which consists of the healthcare and life sciences operating segments;
•Products and Resources, which consists of the retail and consumer goods; manufacturing, logistics, energy, and utilities; and travel and hospitality operating segments; and
•Communications, Media and Technology
Our segments are industry-based, and as such, we report revenue from clients in the segment with which our clients are most closely aligned. Our client partners, account executives and client relationship managers are aligned in accordance with the specific industries they serve. Our chief operating decision maker evaluates the Company's performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject

Cognizant Technology Solutions	20	March 31, 2022 Form 10-Q

to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by the operating segments may affect revenues and operating expenses to differing degrees.
In 2022, we made certain changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to charge costs to the business segments that are directly managed and controlled by them. Specifically, segment operating profit now includes costs related to non-delivery personnel that support consulting services, which were previously included in "unallocated costs." We have reported 2022 segment operating profits using the new allocation methodology and have restated the 2021 results to conform to the new methodology. Additionally, the communications, media and technology segment, which was previously comprised of two operating segments (i) communications and media; and (ii) technology is now comprised of one operating segment - communications, media and technology. This change reflects how this operating segment is currently managed and reported to chief operating decision makers but will not affect the reportable segment financial results.
Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per employee charge for use of our global delivery centers and infrastructure. Certain SG&A expenses, the excess or shortfall of incentive-based compensation for commercial and delivery employees as compared to target, a portion of depreciation and amortization and the impact of the settlements of the cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.
For revenues by reportable segment and geographic area, see Note 2.
Segment operating profits by reportable segment were as follows for the three months ended March 31:

(in millions)	2022	2021
Financial Services	$421	$398
Healthcare	368	405
Products and Resources	332	302
Communications, Media and Technology	245	212
Total segment operating profit	1,366	1,317
Less: unallocated costs	642	648
Income from operations	$724	$669
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	March 31, 2022	December 31, 2021
Long-lived Assets: (1)
North America(2)	$387	$377
Europe	70	75
Rest of World (3)	714	719
Total	$1,171	$1,171

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 12 — Subsequent Events
Dividend
On May 2, 2022, the Board of Directors approved the Company's declaration of a $0.27 per share dividend with a record date of May 20, 2022 and a payment date of May 31, 2022.

Cognizant Technology Solutions	21	March 31, 2022 Form 10-Q

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
Q1 2022 Financial Results

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

Revenue up $425 million or 9.7% from Q1 2021; 10.9% in constant currency[1]	Income from Operations up $55 million or 8.2% from Q1 2021	Operating margin down 20 bps from Q1 2021	GAAP	Adjusted[1]
			Diluted EPS up $0.12 or 12.6% from Q1 2021	Diluted EPS up $0.11 or 11.3% from Q1 2021

During the quarter ended March 31, 2022, revenues increased by $425 million as compared to the quarter ended March 31, 2021, representing growth of 9.7%, or 10.9% on a constant currency basis1. Our recently completed acquisitions contributed 220 basis points to revenue growth. Revenue growth also reflected our clients' continued adoption and integration of digital technologies. Products and Resources revenue growth was driven by increasing client interest in delivering cloud-based, data-driven enhanced customer experiences, the automotive industry’s shift toward electric and connected vehicles, and client investment in supply chain modernization and smart factory solutions. Revenue growth in the Healthcare segment was driven by increased demand for digital services among pharmaceutical companies in the life sciences operating segment, including digitization of clinical trial processes to drive transformation and manufacturing operations modernization. Revenues in the Communications, Media and Technology segment benefited from our technology clients' growing demand for services related to digital content. We continue to experience pricing pressure on our non-digital services as our clients optimize the cost of supporting their legacy systems and operations.
Operating margin decreased to 15.0% for the quarter ended March 31, 2022, from 15.2% for the quarter ended March 31, 2021. Our 2022 operating margin was negatively impacted by increased compensation costs for our delivery personnel (including employees and subcontractors), net of the benefit of lower incentive-based compensation, partially offset by delivery efficiencies, economies of scale that allowed us to leverage our cost structure over a larger organization and the depreciation of the Indian rupee against the U.S. dollar.
1 Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	22	March 31, 2022 Form 10-Q

Business Outlook
As we seek to increase our commercial momentum and accelerate growth, our four strategic priorities are:
•Accelerating digital - growing our digital business organically and inorganically;
•Globalizing Cognizant - accelerating the growth of our business in key international markets and diversifying our leadership, capabilities and delivery footprint;
•Increasing our relevance to our clients - ensuring industry-aligned thought leadership and capabilities to address clients' business needs; and
•Repositioning our brand - improving our global brand recognition and becoming better known as a global digital partner to the entire C-suite.
We continue to expect the long-term focus of our clients to be on their digital transformation into software-driven, data-enabled, customer-centric and differentiated businesses. The COVID-19 pandemic accelerated our clients' need to modernize their business, which has led to increased demand for digital capabilities.
As our clients seek to optimize the cost of supporting their legacy systems and operations, our non-digital services have been, and may continue to be, subject to pricing pressure. In addition, clients will likely continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic factors, which could affect their demand for our services.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. Our success is dependent, in large part, on our ability to keep our supply of skilled employees, in particular those with experience in key digital areas, in balance with client demand. Competition for skilled employees in the current labor market is intense, and we continue to experience significantly elevated voluntary attrition. For the three months ended March 31, 2022, our annualized attrition, including both voluntary and involuntary, was 30.8% as compared to 21.0% for the three months ended March 31, 2021. Challenges attracting and retaining highly qualified personnel have resulted in increased cost of delivery and have negatively impacted our ability to satisfy client demand and achieve our full revenue potential. We expect attrition to remain elevated. Further, our ongoing and anticipated future efforts with respect to recruitment, talent management and employee engagement may not be successful and are likely to continue to result in increased compensation costs. While we strive to adjust pricing to reduce the impact of compensation increases on our operating margin, we may not be successful in fully recovering these increases, which could adversely affect our profitability and operating margin.
The invasion of Ukraine by Russia and the sanctions and other measures being imposed in response to this conflict have increased the level of economic and political uncertainty worldwide. We do not have employees, facilities or significant operations in either Russia or Ukraine and revenues generated from clients in both countries were immaterial in both 2021 and the first quarter of 2022. However, the continuation of the hostilities or the expansion of the current conflict’s scope into surrounding geographic areas of the conflict could directly impact us, our clients, vendors or subcontractors, which could impact our operations and financial performance. We continue to monitor the situation closely to ensure business continuity plans are in place for neighboring countries where we have a presence.
Our future results may be affected by potential tax law changes and other potential regulatory changes, including possible U.S. corporate income tax reform and potentially increased costs for employment and post-employment benefits in India as a result of the Code on Social Security, 2020.

Cognizant Technology Solutions	23	March 31, 2022 Form 10-Q

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31:

		% of		% of	Increase
(Dollars in millions, except per share data)	2022	Revenues	2021	Revenues	$	%
Revenues	$4,826	100.0	$4,401	100.0	$425	9.7
Cost of revenues(a)	3,097	64.2	2,764	62.8	333	12.0
Selling, general and administrative expenses(a)	862	17.9	827	18.8	35	4.2
Depreciation and amortization expense	143	3.0	141	3.2	2	1.4
Income from operations	724	15.0	669	15.2	55	8.2
Other income (expense), net	5		(4)		9	*
Income before provision for income taxes	729	15.1	665	15.1	64	9.6
Provision for income taxes	(170)		(160)		(10)	6.3
Income (loss) from equity method investments	4		—		4	*
Net income	$563	11.7	$505	11.5	$58	11.5
Diluted earnings per share	$1.07		$0.95		$0.12	12.6

Other Financial Information
Adjusted Diluted EPS[2]	$1.08		$0.97		$0.11	11.3

(a)Exclusive of depreciation and amortization expense
*Not meaningful

Revenues - Overall
During the quarter ended March 31, 2022, revenues increased by $425 million as compared to the quarter ended March 31, 2021, representing growth of 9.7%, or 10.9% on a constant currency basis2. Our recently completed acquisitions contributed 220 basis points to revenue growth. Revenue growth also reflected our clients' continued adoption and integration of digital technologies. We continue to experience pricing pressure on non-digital services as clients optimize the cost of supporting their legacy systems and operations. Revenues from clients added since March 31, 2021, including those related to acquisitions, were $130 million.

2 Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	24	March 31, 2022 Form 10-Q

Revenues - Reportable Business Segments
The following charts set forth revenues and change in revenues by business segment and geography for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

	Financial Services				Healthcare
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[3]	Revenues	$	%	CC %[3]
North America	$1,080	67	6.6	6.6	$1,195	94	8.5	8.5
United Kingdom	151	26	20.8	23.6	44	4	10.0	14.0
Continental Europe	157	(35)	(18.2)	(13.5)	120	2	1.7	6.9
Europe - Total	308	(9)	(2.8)	1.1	164	6	3.8	8.7
Rest of World	140	12	9.4	13.2	33	4	13.8	18.2
Total	$1,528	70	4.8	6.0	$1,392	104	8.1	8.8

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[3]	Revenues	$	%	CC %[3]
North America	$761	43	6.0	6.1	$533	82	18.2	18.2
United Kingdom	132	26	24.5	28.2	126	27	27.3	33.1
Continental Europe	145	42	40.8	50.2	37	(6)	(14.0)	(7.4)
Europe - Total	277	68	32.5	39.1	163	21	14.8	20.8
Rest of World	92	21	29.6	32.7	80	16	25.0	29.8
Total	$1,130	132	13.2	14.9	$776	119	18.1	19.9

Financial Services - revenues increased 4.8%, or 6.0% on a constant currency basis[3]

Banking	é	$19M

Insurance	é	$51M

Revenue growth reflects the growing demand for digital services partially offset by clients' continued focus on cost optimization of supporting their legacy systems and operations. Revenue in this segment benefited from recently completed acquisitions. The previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022, negatively impacted revenue growth in this segment by 130 basis points. Revenues from clients added since March 31, 2021, including those related to acquisitions, were $26 million.3

Healthcare - revenues increased 8.1%, or 8.8% on a constant currency basis[3]
Revenue growth was driven by increased demand for digital services among pharmaceutical companies in the life sciences operating segment, including digitization of clinical trial processes to drive transformation and manufacturing operations modernization. Revenues from clients added since March 31, 2021 were $13 million.

Healthcare	é	$29M

Life Sciences	é	$75M

3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant Technology Solutions	25	March 31, 2022 Form 10-Q

Products and Resources - revenues increased 13.2%, or 14.9% on a constant currency basis[4]

Manufacturing, Logistics, Energy and Utilities	é	$73M

Retail and Consumer Goods	é	$42M

Travel and Hospitality	é	$17M

Revenue growth in this segment was driven by increasing client interest in delivering cloud-based, data-driven enhanced customer experiences, the automotive industry’s shift toward electric and connected vehicles, and client investment in supply chain modernization and smart factory solutions. Additionally, revenue growth in this segment included approximately 500 basis points related to recently completed acquisitions. Revenues from clients added since March 31, 2021, including those related to acquisitions, were $46 million.4

Communications, Media and Technology - revenues increased 18.1%, or 19.9% on a constant currency basis[4]
In 2022, we combined the communications and media operating segment with the technology operating segment. See Note 11 to our unaudited consolidated financial statements for additional information.
Revenues in this segment reflected growing demand from our technology clients for services related to digital content, primarily driven by the largest clients in this segment, as well as demand for personalized user experiences and data modernization. Revenues from clients added since March 31, 2021, including those related to acquisitions, were $45 million.

é	$119M

Revenues - Geographic Markets
Revenues of $4,826 million by geographic market were as follows for the three months ended March 31, 2022:

Q1 2022 as compared to Q1 2021	Increase
(Dollars in millions)	$	%	CC %[4]
North America	$286	8.7	8.7
United Kingdom	83	22.4	26.4
Continental Europe	3	0.7	6.8
Europe - Total	86	10.4	15.6
Rest of World	53	18.2	22.1
Total revenues	$425	9.7	10.9

North America continues to be our largest market, representing 74.0% of total revenues and 67.3% of total revenue growth. Revenue growth across all regions benefited from recently completed acquisitions. Outside of the North America region, revenue growth was impacted by unfavorable foreign currency exchange rate movements. Revenue growth in the United Kingdom was strong among Financial Services clients, including certain public sector clients, Products and Resources clients, and Communications, Media and Technology clients. Revenue growth in the Continental Europe region was driven by the German market, benefiting from recent acquisitions, while the previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022, negatively impacted revenue growth in this region by 420 basis points. A significant portion of revenue growth in the Rest of World region was driven by the Australian market, which benefited from recent acquisitions.

4 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant Technology Solutions	26	March 31, 2022 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$333M
é	1.4% as a % of revenue
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. The increase was due to higher compensation costs for delivery personnel (including employees and subcontractors), net of the benefit of lower incentive-based compensation costs, partially offset by delivery efficiencies. Challenges attracting and retaining highly qualified personnel have resulted and are likely to continue to result in higher compensation costs. Cost of revenues also benefited from the depreciation of the Indian rupee against the U.S. dollar.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization, lower incentive based compensation costs and the optimization of non-strategic SG&A expenses.

é	$35M
ê	0.9% as a % of revenue
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 1.4% but remained relatively flat as a percentage of revenue during the first quarter of 2022 as compared to the first quarter of 2021. The increase was due to the amortization of intangible assets from recently completed acquisitions.

Operating Margin - Overall

é	$55 million
ê	0.2% as a % of revenue
¡	% of Revenues

The 2022 operating margin was negatively impacted by increased compensation costs for our delivery personnel (including employees and subcontractors), net of the benefit of lower incentive-based compensation, partially offset by delivery efficiencies, economies of scale that allowed us to leverage our cost structure over a larger organization and the depreciation of the Indian rupee against the U.S. dollar.

Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 60 basis points during the three months ended March 31, 2022. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 20 basis points.
We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. The settlement of our cash flow hedges positively impacted our operating margin by 27 basis points during the three months ended March 31, 2022 and by 48 basis points during the three months ended March 31, 2021.

Cognizant Technology Solutions	27	March 31, 2022 Form 10-Q

We finished the first quarter of 2022 with approximately 340,400 employees. Annualized attrition, including both voluntary and involuntary, was approximately 30.8% for the three months ended March 31, 2022. In both 2021 and 2022, voluntary attrition constituted the vast majority of attrition for the period. Attrition in all periods presented is weighted towards our more junior employees.

¡ Annualized attrition

Segment Operating Profit
In 2022, we made certain changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to charge to the business segments costs that are directly managed and controlled by them. Specifically, segment operating profit now includes costs related to non-delivery personnel that support consulting services, which were previously included in "unallocated costs." We have reported 2022 segment operating profits using the new allocation methodology and have restated the 2021 results to conform to the new methodology. Segment operating profit and operating margin percentage were as follows:
In 2022, segment operating margins were negatively impacted by increased compensation costs for delivery personnel (including employees and subcontractors), partially offset by delivery efficiencies and the depreciation of the Indian rupee against the U.S. dollar. The segment operating margin in Financial Services in 2022 reflects the gain on sale of the Samlink subsidiary. In the Healthcare segment, 2022 operating margin was additionally negatively affected by investments to support revenue growth and elevated pricing pressure on non-digital services.
Total segment operating profit and operating margin were as follows for the three months ended March 31:

(Dollars in millions)	2022	% of Revenues	2021	% of Revenues	Increase / (Decrease)
Total segment operating profit	$1,366	28.3	$1,317	29.9	$49
Less: unallocated costs	642		648		(6)
Income from operations	$724	15.0	$669	15.2	$55

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended March 31:

(in millions)	2022	2021	Increase/ Decrease
Foreign currency exchange (losses)	$(13)	$(12)	$(1)
Gains on foreign exchange forward contracts not designated as hedging instruments	13	3	10
Foreign currency exchange gains (losses), net	—	(9)	9
Interest income	6	9	(3)
Interest expense	(2)	(2)	—
Other, net	1	(2)	3
Total other income (expense), net	$5	$(4)	$9
The foreign currency exchange gains and losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset foreign currency exposure to non-U.S. dollar denominated net monetary assets and liabilities. As of March 31, 2022, the notional value of our undesignated hedges was $879 million.

Cognizant Technology Solutions	28	March 31, 2022 Form 10-Q

Provision for Income Taxes

é	$10M

¡ Effective Income Tax Rate ê 0.8%

The effective income tax rate decreased primarily as a result of higher discrete tax benefits in 2022 as compared to the three months ended March 31, 2021.

Net Income
The increase in net income was driven by higher income from operations, partially offset by a higher provision for income taxes.

é	$58M

¡ é 0.2% of Revenues

Non-GAAP Financial Measures
Portions of our disclosure include non-GAAP financial measures. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of non-GAAP financial measures to the corresponding GAAP measures, set forth below, should be carefully evaluated.
Adjusted Diluted EPS excludes unusual items, net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. The income tax impact of each item is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.

We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into our operating results. For internal management reporting and budgeting purposes, we use various GAAP and non-GAAP financial measures for financial and operational decision-making, to evaluate period-to-period comparisons, to determine portions of the compensation for executive officers and for making comparisons of our operating results to those of our competitors. We believe that the presentation of non-GAAP financial measures, which exclude certain costs, along with reconciliations to the most comparable GAAP measure, as applicable, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.
A limitation of using non-GAAP financial measures versus financial measures calculated in accordance with GAAP is that non-GAAP financial measures may exclude costs that are recurring such as net non-operating foreign currency exchange gains or losses. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of these non-GAAP financial measures as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP financial measures to allow investors to evaluate such non-GAAP financial measures.

Cognizant Technology Solutions	29	March 31, 2022 Form 10-Q

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

	2022	2021
GAAP diluted EPS	$1.07	$0.95
Non-operating foreign currency exchange (gains) losses, pre-tax (1)	—	0.02
Tax effect of non-operating foreign currency exchange (gains) losses (2)	0.01	—
Adjusted Diluted EPS	$1.08	$0.97

(1)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(2)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended March 31,
(in millions)	2022	2021
Non-GAAP income tax benefit (expense) related to:
Foreign currency exchange gains and losses	$(6)	$—
The effective tax rate related to non-operating foreign currency exchange gains and losses varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions. As such, the income tax effect of non-operating foreign currency exchange gains and losses shown in the above table may not appear proportionate to the net pre-tax foreign currency exchange gains and losses reported in our unaudited consolidated statements of operations.

Liquidity and Capital Resources

Our cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. In addition, as of March 31, 2022, we had cash, cash equivalents and short-term investments of $2,319 million and available capacity under our credit facilities of approximately $1,921 million.

The following table provides a summary of cash flows for the three months ended March 31:

(in millions)	2022	2021	Increase / Decrease
Net cash provided by (used in):
Operating activities	$306	$181	$125
Investing activities	700	(538)	1,238
Financing activities	(600)	(340)	(260)
Operating activities
The increase in cash provided by operating activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily driven by higher income from operations and the deferral of certain non-income tax payments due to COVID-19 pandemic regulatory relief in 2020, a portion of which was remitted in 2021.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 72 days as of March 31, 2022, 70 days as of March 31, 2021, and 69 days as of December 31, 2021.

Investing activities
The net cash provided by investing activities for the three months ended March 31, 2022 was primarily driven by net maturities of investments, partially offset by capital expenditures. Net cash used in investing activities for the three months ended March 31, 2021 was driven by cash used for acquisitions, net purchases of investments and capital expenditures.
Financing activities
The increase in cash used in financing activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily driven by higher repurchases of common stock.

Cognizant Technology Solutions	30	March 31, 2022 Form 10-Q

The Credit Agreement provides for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. As of March 31, 2022, we had no outstanding balance on the revolving credit facility. See Note 5 to our unaudited consolidated financial statements.
In March 2022, our India subsidiary renewed its one-year 13 billion Indian rupee ($171 million at the March 31, 2022 exchange rate) working capital facility, which requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually. As of March 31, 2022, we have not borrowed funds under this facility.
Capital Allocation Framework

Acquisitions

Share Repurchases

Dividend payments

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
Other Liquidity and Capital Resources Information
We seek to ensure that our worldwide cash is available in the locations in which it is needed. As part of ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We evaluate on an ongoing basis what portion of the non-U.S. cash, cash equivalents and short-term investments is needed locally to execute our strategic plans and what amount is available for repatriation back to the United States.
We expect operating cash flows, cash and short-term investment balances, together with the available capacity under our revolving credit facilities, to be sufficient to meet our operating requirements, including purchase commitments, make Tax Reform Act transition tax payments and service our debt for the next twelve months. The ability to expand and grow our business in accordance with current plans, make acquisitions, meet long-term capital requirements beyond a twelve-month period and execute our capital return plan will depend on many factors, including the rate, if any, at which cash flow increases, our ability and willingness to pay for acquisitions with capital stock and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

Commitments and Contingencies
See Note 10 to our unaudited consolidated financial statements.

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits, including the application of the cost-to-cost method of measuring progress to completion for certain fixed-price contracts, income taxes, business combinations and valuation of goodwill and other long-lived assets. We base our estimates on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited consolidated financial statements. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Cognizant Technology Solutions	31	March 31, 2022 Form 10-Q

Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Adopted and New Accounting Pronouncements
There have been no changes in the information provided in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues or operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the COVID-19 pandemic, the competitive marketplace for talent and future attrition trends, anticipated effective income tax rate and income tax expense, liquidity, access to capital, capital return strategy, investment strategies, cost management, plans and objectives, including those related to our digital practice areas, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of and costs associated with regulatory and litigation matters, the appropriateness of the accrual related to the India Defined Contribution Obligation and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
•economic and political conditions globally, including the invasion of Ukraine by Russia, and in particular in the markets in which our clients and operations are concentrated;
•the continuing impact of the COVID-19 pandemic, or other future pandemics, on our business, results of operations, liquidity and financial condition;
•our ability to attract, train and retain skilled employees, including highly skilled technical personnel and personnel with experience in key digital areas and senior management to lead our business globally;
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
•risks and costs related to complying with numerous and evolving legal and regulatory requirements and client expectations in the many jurisdictions in which we operate, including the increased stakeholder emphasis on ESG matters;

Cognizant Technology Solutions	32	March 31, 2022 Form 10-Q

•potential changes in tax laws, or in their interpretation or enforcement, failure by us to adapt our corporate structure and intercompany arrangements to achieve global tax efficiencies or adverse outcomes of tax audits, investigations or proceedings;
•potential exposure to litigation and legal claims in the conduct of our business; and
•the factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 16, 2022.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	33	March 31, 2022 Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to our unaudited consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 16, 2022.

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
During the three months ended March 31, 2022, we repurchased $444 million of our Class A common stock under our stock repurchase program. The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2022 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2022 - January 31, 2022	400,181	$85.86	400,181	$2,085
February 1, 2022 - February 28, 2022	2,168,039	87.39	2,168,039	1,896
March 1, 2022 - March 31, 2022	2,468,768	89.33	2,468,768	1,675
Total	5,036,988	$88.22	5,036,988
During the three months ended March 31, 2022, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended March 31, 2022, such repurchases totaled 0.3 million shares at an aggregate cost of $26 million.

Cognizant Technology Solutions	34	March 31, 2022 Form 10-Q

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	35	March 31, 2022 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	May 4, 2022	By:	/s/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2022	By:	/s/ JAN SIEGMUND
Jan Siegmund,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	36	March 31, 2022 Form 10-Q