Form 10-Q
period 2022-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2022-07-28
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2022
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 22, 2022:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	517,784,927

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
Adjusted Diluted EPS	Adjusted Diluted Earnings Per Share
ASC	Accounting Standards Codification
ASR	Accelerated Stock Repurchase
CC	Constant Currency
CITA	Commissioner of Income Tax (Appeals)
CMT	Communications, Media and Technology
COVID-19	The novel coronavirus disease
Credit Agreement	Credit agreement with a commercial bank syndicate, as amended
CTS India	Our principal operating subsidiary in India
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
EPS	Earnings Per Share
ESG	Environmental, Social and Governance
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Generally Accepted Accounting Principles in the United States of America
High Court	Madras High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IoT	Internet of Things
ITD	Indian Income Tax Department
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan under the Credit Agreement
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant Technology Solutions	1	June 30, 2022 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,768	$1,792
Short-term investments	552	927
Trade accounts receivable, net	3,785	3,557
Other current assets	918	1,066
Total current assets	7,023	7,342
Property and equipment, net	1,121	1,171
Operating lease assets, net	907	933
Goodwill	5,517	5,620
Intangible assets, net	1,101	1,218
Deferred income tax assets, net	473	404
Long-term investments	443	463
Other noncurrent assets	673	701
Total assets	$17,258	$17,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$357	$361
Deferred revenue	408	403
Short-term debt	38	38
Operating lease liabilities	178	195
Accrued expenses and other current liabilities	2,172	2,532
Total current liabilities	3,153	3,529
Deferred revenue, noncurrent	24	40
Operating lease liabilities, noncurrent	747	783
Deferred income tax liabilities, net	207	218
Long-term debt	608	626
Long-term income taxes payable	283	378
Other noncurrent liabilities	286	287
Total liabilities	5,308	5,861
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 518 and 525 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	21	27
Retained earnings	12,193	11,922
Accumulated other comprehensive income (loss)	(269)	37
Total stockholders’ equity	11,950	11,991
Total liabilities and stockholders’ equity	$17,258	$17,852
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	2	June 30, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$4,906	$4,585	$9,732	$8,986
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,119	2,863	6,216	5,627
Selling, general and administrative expenses	883	881	1,745	1,708
Depreciation and amortization expense	144	145	287	286
Income from operations	760	696	1,484	1,365
Other income (expense), net:
Interest income	9	7	15	16
Interest expense	(3)	(2)	(5)	(4)
Foreign currency exchange gains (losses), net	(4)	(7)	(4)	(16)
Other, net	(1)	—	—	(2)
Total other income (expense), net	1	(2)	6	(6)
Income before provision for income taxes	761	694	1,490	1,359
Provision for income taxes	(184)	(184)	(354)	(344)
Income (loss) from equity method investments	—	2	4	2
Net income	$577	$512	$1,140	$1,017
Basic earnings per share	$1.11	$0.97	$2.18	$1.93
Diluted earnings per share	$1.11	$0.97	$2.18	$1.92
Weighted average number of common shares outstanding - Basic	520	527	522	528
Dilutive effect of shares issuable under stock-based compensation plans	1	1	1	1
Weighted average number of common shares outstanding - Diluted	521	528	523	529
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	3	June 30, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$577	$512	$1,140	$1,017
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(193)	14	(230)	(11)
Unrealized gains and losses on cash flow hedges	(57)	(13)	(76)	(17)
Other comprehensive income (loss)	(250)	1	(306)	(28)
Comprehensive income	$327	$513	$834	$989
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	June 30, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2021	525	$5	$27	$11,922	$37	$11,991
Net income	—	—	—	563	—	563
Other comprehensive income (loss)	—	—	—	—	(56)	(56)
Common stock issued, stock-based compensation plans	1	—	31	—	—	31
Stock-based compensation expense	—	—	56	—	—	56
Repurchases of common stock	(5)	—	(83)	(387)	—	(470)
Dividends declared, $0.27 per share	—	—	—	(142)	—	(142)
Balance, March 31, 2022	521	5	31	11,956	(19)	11,973
Net income	—	—	—	577	—	577
Other comprehensive income (loss)	—	—	—	—	(250)	(250)
Common stock issued, stock-based compensation plans	1	—	21	—	—	21
Stock-based compensation expense	—	—	89	—	—	89
Repurchases of common stock	(4)	—	(120)	(198)	—	(318)
Dividends declared, $0.27 per share	—	—	—	(142)	—	(142)
Balance, June 30, 2022	518	$5	$21	$12,193	$(269)	$11,950

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2020	530	$5	$32	$10,689	$110	$10,836
Net income	—	—	—	505	—	505
Other comprehensive income (loss)	—	—	—	—	(29)	(29)
Common stock issued, stock-based compensation plans	1	—	43	—	—	43
Stock-based compensation expense	—	—	62	—	—	62
Repurchases of common stock	(3)	—	(93)	(159)	—	(252)
Dividends declared, $0.24 per share	—	—	—	(128)	—	(128)
Balance, March 31, 2021	528	5	44	10,907	81	11,037
Net income	—	—	—	512	—	512
Other comprehensive income (loss)	—	—	—	—	1	1
Common stock issued, stock-based compensation plans	1	—	32	—	—	32
Stock-based compensation expense	—	—	67	—	—	67
Repurchases of common stock	(4)	—	(111)	(205)	—	(316)
Dividends declared, $0.24 per share	—	—	—	(128)	—	(128)
Balance, June 30, 2021	525	$5	$32	$11,086	$82	$11,205

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	June 30, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,140	$1,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287	286
Deferred income taxes	(74)	119
Stock-based compensation expense	145	129
Other	51	(2)
Changes in assets and liabilities:
Trade accounts receivable	(251)	(279)
Other current and noncurrent assets	131	60
Accounts payable	(9)	17
Deferred revenues, current and noncurrent	(8)	(34)
Other current and noncurrent liabilities	(578)	(591)
Net cash provided by operating activities	834	722
Cash flows from investing activities:
Purchases of property and equipment	(163)	(163)
Purchases of available-for-sale investment securities	(513)	(105)
Proceeds from maturity or sale of available-for-sale investment securities	375	—
Purchases of held-to-maturity investment securities	(32)	(89)
Proceeds from maturity of held-to-maturity investment securities	30	76
Purchases of other investments	(256)	(642)
Proceeds from maturity or sale of other investments	769	322
Proceeds from sales of businesses	19	—
Payments for business combinations, net of cash acquired	—	(658)
Net cash provided by (used in) investing activities	229	(1,259)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	52	75
Repurchases of common stock	(792)	(560)
Repayment of Term Loan borrowings and finance lease and earnout obligations	(26)	(28)
Dividends paid	(284)	(255)
Net cash (used in) financing activities	(1,050)	(768)
Effect of exchange rate changes on cash and cash equivalents	(37)	(7)
(Decrease) in cash and cash equivalents	(24)	(1,312)
Cash and cash equivalents, beginning of year	1,792	2,680
Cash and cash equivalents, end of period	$1,768	$1,368
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	June 30, 2022 Form 10-Q

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

We have defined our Financial Services, Health Sciences (previously referred to as Healthcare), Products and Resources and Communications, Media and Technology segments as ("FS"), ("HS"), ("P&R"), and ("CMT"), respectively, in our disaggregation of revenues tables.

	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022

(in millions)	FS	HS	P&R	CMT	Total	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$1,104	$1,210	$770	$572	$3,656	$2,184	$2,405	$1,531	$1,105	$7,225
United Kingdom	147	44	134	133	458	298	88	266	259	911
Continental Europe	143	126	143	33	445	300	246	288	70	904
Europe - Total	290	170	277	166	903	598	334	554	329	1,815
Rest of World	148	28	93	78	347	288	61	185	158	692
Total	$1,542	$1,408	$1,140	$816	$4,906	$3,070	$2,800	$2,270	$1,592	$9,732

Service line:
Consulting and technology services	$1,078	$805	$753	$465	$3,101	$2,135	$1,609	$1,507	$913	$6,164
Outsourcing services	464	603	387	351	1,805	935	1,191	763	679	3,568
Total	$1,542	$1,408	$1,140	$816	$4,906	$3,070	$2,800	$2,270	$1,592	$9,732

Type of contract:
Time and materials	$894	$505	$471	$471	$2,341	$1,784	$999	$938	$919	$4,640
Fixed-price	578	617	581	309	2,085	1,135	1,235	1,153	601	4,124
Transaction or volume-based	70	286	88	36	480	151	566	179	72	968
Total	$1,542	$1,408	$1,140	$816	$4,906	$3,070	$2,800	$2,270	$1,592	$9,732

Cognizant Technology Solutions	7	June 30, 2022 Form 10-Q

	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021

(in millions)	FS	HS	P&R	CMT	Total	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$1,049	$1,131	$723	$469	$3,372	$2,062	$2,232	$1,441	$920	$6,655
United Kingdom	130	45	116	112	403	255	85	222	211	773
Continental Europe	186	120	132	44	482	378	238	235	87	938
Europe - Total	316	165	248	156	885	633	323	457	298	1,711
Rest of World	137	29	84	78	328	265	58	155	142	620
Total	$1,502	$1,325	$1,055	$703	$4,585	$2,960	$2,613	$2,053	$1,360	$8,986

Service line:
Consulting and technology services	$1,012	$769	$668	$422	$2,871	$1,979	$1,514	$1,284	$818	$5,595
Outsourcing services	490	556	387	281	1,714	981	1,099	769	542	3,391
Total	$1,502	$1,325	$1,055	$703	$4,585	$2,960	$2,613	$2,053	$1,360	$8,986

Type of contract:
Time and materials	$908	$514	$446	$422	$2,290	$1,807	$1,033	$864	$819	$4,523
Fixed-price	500	529	506	249	1,784	971	1,028	987	479	3,465
Transaction or volume-based	94	282	103	32	511	182	552	202	62	998
Total	$1,502	$1,325	$1,055	$703	$4,585	$2,960	$2,613	$2,053	$1,360	$8,986
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

(in millions)	2022	2021
Beginning balance	$394	$467
Costs capitalized	19	25
Amortization expense	(55)	(58)
Impairment charge	—	(9)
Ending balance	$358	$425
Contract Balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in "Other current assets" in our unaudited consolidated statements of financial position and primarily relate to unbilled amounts on fixed-price contracts utilizing the cost-to-cost method of revenue recognition. The table below shows movements in contract assets for the six months ended June 30:

(in millions)	2022	2021
Beginning balance	$310	$315
Revenues recognized during the period but not billed	318	266
Amounts reclassified to trade accounts receivable	(243)	(229)
Effect of foreign currency exchange movements	(7)	—
Ending balance	$378	$352

Cognizant Technology Solutions	8	June 30, 2022 Form 10-Q

Contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. The table below shows movements in the deferred revenue balances (current and noncurrent) for the six months ended June 30:

(in millions)	2022	2021
Beginning balance	$443	$419
Amounts billed but not recognized as revenues	385	327
Revenues recognized related to the beginning balance of deferred revenue	(388)	(357)
Effect of foreign currency exchange movements	(8)	—
Ending balance	$432	$389
Revenues recognized during the six months ended June 30, 2022 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of June 30, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was $1,605 million, of which approximately 85% is expected to be recognized as revenues within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Credit Losses
We calculate expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in the allowance for credit losses for trade accounts receivable for the six months ended June 30:

(in millions)	2022	2021
Beginning balance	$50	$57
Credit loss expense (income)	—	1
Write-offs charged against the allowance	(7)	(9)
Ending balance	$43	$49

Cognizant Technology Solutions	9	June 30, 2022 Form 10-Q

Note 3 — Investments
Our investments were as follows:

(in millions)	June 30, 2022	December 31, 2021
Short-term investments:
Equity investment security	$26	$26
Available-for-sale investment securities	448	310
Held-to-maturity investment securities	38	37
Time deposits	40	554
Total short-term investments	$552	$927

Long-term investments:
Other investments	$68	$66
Restricted time deposits(1)	375	397
Total long-term investments	$443	$463

(1)See Note 6.
Equity Investment Security
Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the three and six months ended June 30, 2022 and 2021.
Available-for-Sale Investment Securities
Our available-for-sale investment securities consist of highly rated U.S. dollar denominated investments in certificates of deposit and commercial paper maturing within one year. As of June 30, 2022, the amortized cost and fair value of the available-for-sale investments were $448 million. As of December 31, 2021, the amortized cost and fair value of the available-for-sale investments were $310 million. Unrealized losses were immaterial as of June 30, 2022 and December 31, 2021. There were no realized gains or losses related to the available-for-sale investment securities during the six months ended June 30, 2022 and 2021. There were no sales of available-for sale investment securities during the six months ended June 30, 2022 and 2021.
Held-to-Maturity Investment Securities
Our held-to-maturity investment securities consist of Indian rupee denominated investments in commercial paper and international corporate bonds. The basis for the measurement of fair value of the held-to-maturity investment securities is Level 2 in the fair value hierarchy.
The amortized cost and fair value of held-to-maturity investment securities were as follows:

	June 30, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments, maturing within one year:
Corporate debt securities	$19	$19	$17	$17
Commercial paper	19	19	20	20
Total held-to-maturity investments	$38	$38	$37	$37
As of June 30, 2022, $12 million of corporate debt securities and $16 million of commercial paper were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months. As of December 31, 2021, $17 million of corporate debt securities and $10 million of commercial paper were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months.
The securities in our portfolio are highly rated and short-term in nature. As of June 30, 2022, the corporate debt securities were rated AA+ or better and the commercial paper securities were rated A-1+ by CRISIL, an Indian subsidiary of S&P Global.

Cognizant Technology Solutions	10	June 30, 2022 Form 10-Q

Other Investments
As of June 30, 2022 and December 31, 2021, we had equity method investments of $66 million and $63 million, respectively, primarily related to an investment in the technology sector. As of June 30, 2022 and December 31, 2021, we had equity securities without a readily determinable fair value of $2 million and $3 million, respectively.

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(in millions)	June 30, 2022	December 31, 2021
Compensation and benefits	$1,277	$1,601
Customer volume and other incentives	279	242
Income taxes	126	74
Professional fees	175	220
Other	315	395
Total accrued expenses and other current liabilities	$2,172	$2,532

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

The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of June 30, 2022.
In March 2022, our India subsidiary renewed its 13 billion Indian rupee ($165 million at the June 30, 2022 exchange rate) working capital facility, which requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days of disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually. As of June 30, 2022, we have not borrowed funds under this facility.
Short-term Debt
As of both June 30, 2022 and December 31, 2021, we had $38 million of short-term debt related to current maturities of the Term Loan.
Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	June 30, 2022	December 31, 2021
Term Loan	$647	$666
Less:
Current maturities	(38)	(38)
Deferred financing costs	(1)	(2)
Long-term debt, net of current maturities	$608	$626
The carrying value of our debt approximated its fair value as of June 30, 2022 and December 31, 2021.

Cognizant Technology Solutions	11	June 30, 2022 Form 10-Q

Note 6 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective income tax rate	24.2%	26.5%	23.8%	25.3%
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($418 million at the June 30, 2022 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. As of June 30, 2022 and December 31, 2021, the deposit with the ITD was $63 million and $67 million, respectively, presented in "Other noncurrent assets". Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount. As of June 30, 2022 and December 31, 2021, the balance of deposits under lien was 30 billion Indian rupees, including previously earned interest, or $375 million and $397 million, respectively, as presented in "Long-term investments". The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to this transaction.
In April 2020, we received a formal assessment from the ITD on the 2016 transaction, which is consistent with its previous assertions. In June 2020, we filed an appeal against this assessment to the CITA. In March 2022, we received a negative decision from the CITA.

We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of June 30, 2022.

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

Cognizant Technology Solutions	12	June 30, 2022 Form 10-Q

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		June 30, 2022		December 31, 2021
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$6	$—	$51	$—
	Other noncurrent assets	—	—	15	—
	Accrued expenses and other current liabilities	—	21	—	—
	Other noncurrent liabilities	—	10	—	—
	Total	6	31	66	—
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	3	—	3	—
	Accrued expenses and other current liabilities	—	—	—	7
	Total	3	—	3	7
Total		$9	$31	$69	$7
Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2022, 2023 and the first six months of 2024. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of June 30, 2022, we estimate that $11 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	June 30, 2022	December 31, 2021
2022	$1,038	$1,643
2023	1,380	880
2024	395	—
Total notional value of contracts outstanding (1)	$2,813	$2,523

(1)Includes $8 million and $78 million notional value of option contracts as of June 30, 2022 and December 31, 2021, respectively, with the remaining notional value related to forward contracts.

Cognizant Technology Solutions	13	June 30, 2022 Form 10-Q

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended June 30:

(in millions)	Change in Derivative Gains and Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2022	2021		2022	2021
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$(66)	$(3)	Cost of revenues	$5	$12
			SG&A expenses	1	2
			Total	$6	$14

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the six months ended June 30:

(in millions)	Change in Derivative Gains and Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2022	2021		2022	2021
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$(76)	$14	Cost of revenues	$17	$30
			SG&A expenses	2	5
			Total	$19	$35

The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 9.

Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the third quarter of 2022. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	June 30, 2022		December 31, 2021
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$1,072	$3	$847	$(4)

Cognizant Technology Solutions	14	June 30, 2022 Form 10-Q

The following table provides information on the location and amounts of realized and unrealized pre-tax gains on the other derivative financial instruments for the three and six months ended June 30:

	Location of Net Gains on Derivative Instruments	Amount of Net Gains on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2022	2021	2022	2021
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$32	$3	$45	$6
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2022:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$360	$—	$—	$360
Time deposits	—	229	—	229
Commercial paper	—	205	—	205
Short-term investments:
Time deposits	—	40	—	40
Equity investment security	26	—	—	26
Available-for-sale investment securities:
Certificates of deposit and commercial paper	—	448	—	448
Other current assets:
Foreign exchange forward contracts	—	9	—	9
Long-term investments:
Restricted time deposits(1)	—	375	—	375
Accrued expenses and other current liabilities:
Foreign exchange forward and option contracts	—	(21)	—	(21)
Contingent consideration liabilities	—	—	(21)	(21)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(10)	—	(10)
Contingent consideration liabilities	—	—	(16)	(16)

(1)See Note 6.

Cognizant Technology Solutions	15	June 30, 2022 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2021:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$507	$—	$—	$507
Time deposits	—	4	—	4
Commercial paper	—	266	—	266
Short-term investments:
Time deposits	—	554	—	554
Equity investment security	26	—	—	26
Available-for-sale investment securities:
Commercial paper	—	310	—	310
Other current assets:
Foreign exchange forward and option contracts	—	54	—	54
Long-term investments:
Restricted time deposits(1)	—	397	—	397
Other noncurrent assets:
Foreign exchange forward and option contracts	—	15	—	15
Accrued expenses and other current liabilities:
Foreign exchange forward and option contracts	—	(7)	—	(7)
Contingent consideration liabilities	—	—	(14)	(14)
Other noncurrent liabilities:
Contingent consideration liabilities	—	—	(21)	(21)

(1)See Note 6.
The following table summarizes the changes in Level 3 contingent consideration liabilities for the six months ended June 30:

(in millions)	2022	2021
Beginning balance	$35	$54
Initial measurement recognized at acquisition	1	8
Change in fair value recognized in SG&A expenses	5	(19)
Payments	(4)	(3)
Ending balance	$37	$40
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The fair value of certificates of deposit and commercial paper is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. The carrying value of the time deposits approximated fair value as of June 30, 2022 and December 31, 2021.
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
During the six months ended June 30, 2022 and the year ended December 31, 2021, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	16	June 30, 2022 Form 10-Q

Note 9 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and six months ended June 30, 2022:

	Three Months			Six Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(60)	$3	$(57)	$(22)	$2	$(20)
Change in foreign currency translation adjustments	(197)	4	(193)	(235)	5	(230)
Ending balance	$(257)	$7	$(250)	$(257)	$7	$(250)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$48	$(10)	$38	$71	$(14)	$57
Unrealized (losses) arising during the period	(66)	14	(52)	(76)	16	(60)
Reclassifications of net (gains) to:
Cost of revenues	(5)	1	(4)	(17)	3	(14)
SG&A expenses	(1)	—	(1)	(2)	—	(2)
Net change	(72)	15	(57)	(95)	19	(76)
Ending balance	$(24)	$5	$(19)	$(24)	$5	$(19)
Accumulated other comprehensive income (loss):
Beginning balance	$(12)	$(7)	$(19)	$49	$(12)	$37
Other comprehensive income (loss)	(269)	19	(250)	(330)	24	(306)
Ending balance	$(281)	$12	$(269)	$(281)	$12	$(269)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and six months ended June 30, 2021:

	Three Months			Six Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$29	$1	$30	$56	$(1)	$55
Change in foreign currency translation adjustments	15	(1)	14	(12)	1	(11)
Ending balance	$44	$—	$44	$44	$—	$44
Unrealized gains on cash flow hedges:
Beginning balance	$63	$(12)	$51	$67	$(12)	$55
Unrealized (losses) gains arising during the period	(3)	—	(3)	14	(3)	11
Reclassifications of net (gains) to:
Cost of revenues	(12)	3	(9)	(30)	6	(24)
SG&A expenses	(2)	1	(1)	(5)	1	(4)
Net change	(17)	4	(13)	(21)	4	(17)
Ending balance	$46	$(8)	$38	$46	$(8)	$38
Accumulated other comprehensive income (loss):
Beginning balance	$92	$(11)	$81	$123	$(13)	$110
Other comprehensive income (loss)	(2)	3	1	(33)	5	(28)
Ending balance	$90	$(8)	$82	$90	$(8)	$82

Cognizant Technology Solutions	17	June 30, 2022 Form 10-Q

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
On October 31, 2016, November 15, 2016 and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our then current directors and certain of our current and former officers at that time as defendants. These actions were consolidated in an order dated January 24, 2017. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On April 26, 2017, the New Jersey Superior Court deferred further proceedings by dismissing the consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future.
On February 22, 2017, April 7, 2017 and May 10, 2017, three additional putative shareholder derivative complaints alleging similar claims were filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. These complaints asserted claims similar to those in the previously-filed putative shareholder derivative actions. In an order dated June 20, 2017, the USDC-NJ consolidated these actions into a single action, appointed lead plaintiff and lead counsel, and stayed all further proceedings pending a final, non-appealable ruling on the motions to dismiss a consolidated putative securities class action that was resolved on December 21, 2021, when the USDC-NJ granted final approval of the settlement of the consolidated putative securities class action and entered a judgment dismissing the consolidated putative securities class action with prejudice. On October 30, 2018, lead plaintiff filed a consolidated verified derivative complaint.

On March 11, 2019, a seventh putative shareholder derivative complaint was filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. The complaint in that action asserts claims similar to

Cognizant Technology Solutions	18	June 30, 2022 Form 10-Q

those in the previously-filed putative shareholder derivative actions. On May 14, 2019, the USDC-NJ approved a stipulation that (i) consolidated this action with the putative shareholder derivative suits that were previously filed in the USDC-NJ; and (ii) stayed all of these suits pending an order on the motion to dismiss the second amended complaint in the above-referenced consolidated putative securities class action that was resolved on December 21, 2021. On August 3, 2020, lead plaintiffs filed an amended complaint. The USDC-NJ extended the stay through February 14, 2022. On February 14, 2022, we and certain of our current and former directors and officers moved to dismiss the amended complaint. Those motions are now fully briefed and pending before the USDC-NJ.

On June 1, 2021, an eighth putative shareholder derivative complaint was filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. The complaint asserts claims similar to those in the previously-filed putative shareholder derivative actions. On August 2, 2021, the USDC-NJ approved a stipulation that stayed this action. The stay ended on February 14, 2022. On March 31, 2022, we and certain of our current and former directors and officers moved to dismiss the complaint. Those motions are now fully briefed and pending before the USDC-NJ.
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

Cognizant Technology Solutions	19	June 30, 2022 Form 10-Q

Note 11 — Segment Information
Our reportable segments are:
•Financial Services, which consists of the banking and insurance operating segments;
•Health Sciences (previously referred to as Healthcare);
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
In 2022, we made certain changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to charge costs to the business segments that are directly managed and controlled by them. Specifically, segment operating profit now includes costs related to non-delivery personnel that support consulting services, which were previously included in "unallocated costs." We have reported 2022 segment operating profits using the new allocation methodology and have recast the 2021 results to conform to the new methodology.

Additionally, we made the following changes:
•We renamed the Healthcare reportable segment as Health Sciences. This segment, which was previously comprised of two operating segments, (i) healthcare and (ii) life sciences, is now comprised of one operating segment - health sciences.
•The Communications, Media and Technology segment, which was previously comprised of two operating segments, (i) communications and media and (ii) technology, is now comprised of one operating segment - communications, media and technology.
These changes reflect how these operating segments are currently managed and reported to the chief operating decision maker but did not affect the reportable segments' financial results.
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
For revenues by reportable segment and geographic area, see Note 2.

Cognizant Technology Solutions	20	June 30, 2022 Form 10-Q

Segment operating profits by reportable segment were as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Financial Services	$454	$430	$875	$828
Health Sciences	388	382	756	787
Products and Resources	359	323	691	625
Communications, Media and Technology	271	231	516	443
Total segment operating profit	1,472	1,366	2,838	2,683
Less: unallocated costs	712	670	1,354	1,318
Income from operations	$760	$696	$1,484	$1,365
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	June 30, 2022	December 31, 2021
Long-lived Assets: (1)
North America(2)	$366	$377
Europe	65	75
Rest of World (3)	690	719
Total	$1,121	$1,171

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 12 — Subsequent Events
Dividend
On July 26, 2022, the Board of Directors approved the Company's declaration of a $0.27 per share dividend with a record date of August 19, 2022 and a payment date of August 30, 2022.

Cognizant Technology Solutions	21	June 30, 2022 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary
Cognizant is one of the world’s leading professional services companies, engineering modern business for the digital era. Our services include digital services and solutions, consulting, application development, systems integration, application testing, application maintenance, infrastructure services and business process services. Digital services are an important part of our portfolio, aligning with our clients' focus on becoming data-enabled, customer-centric and differentiated businesses. We are continuing to invest in digital services with a focus on four key areas: IoT, digital engineering, data and cloud. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers. We help clients modernize technology, reimagine processes and transform experiences so they can stay ahead in a fast-changing world.
On July 6, 2022, we announced that we will be simplifying our internal operating structure around practice areas and delivery operations by merging our Digital Business & Technology and Digital Business Operations practice areas with their respective delivery organizations to create four new integrated practices: Software & Platform Engineering, Core Technologies & Insights, Enterprise Platform Services, and Intuitive Operations & Automation. This change will not impact our reportable business segments.
Q2 2022 Financial Results

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

Revenue up $321 million or 7.0% from Q2 2021; 9.5% in constant currency[1]	Income from Operations up $64 million or 9.2% from Q2 2021	Operating margin up 30 bps from Q2 2021	GAAP	Adjusted[1]
			Diluted EPS up $0.14 or 14.4% from Q2 2021	Diluted EPS up $0.15 or 15.2% from Q2 2021

During the quarter ended June 30, 2022, revenues increased by $321 million as compared to the quarter ended June 30, 2021, representing growth of 7.0%, or 9.5% on a constant currency basis1. Our recently completed acquisitions contributed 110 basis points to revenue growth. Revenue growth also reflected our clients' continued adoption and integration of digital technologies. Revenues in the Communications, Media and Technology segment benefited from our technology clients' growing demand for services related to digital content. Products and Resources revenue growth was driven by increasing client interest in delivering cloud-based, data-driven enhanced customer experiences, the automotive industry’s shift toward electric and connected vehicles, and client investment in supply chain modernization and smart factory solutions. Revenue growth in the Health Sciences (previously referred to as Healthcare) segment was driven by increased demand for digital services among pharmaceutical companies. Financial services revenue growth reflects the growing demand for digital services, partially offset by the negative impact of the previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022. We continue to experience pricing pressure on our non-digital services as our clients optimize the cost of supporting their legacy systems and operations.
1 Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	22	June 30, 2022 Form 10-Q

Operating margin increased to 15.5% for the quarter ended June 30, 2022, from 15.2% for the quarter ended June 30, 2021. Our 2022 operating margin was positively impacted by delivery efficiencies, economies of scale that allowed us to leverage our cost structure over a larger organization and the depreciation of the Indian rupee against the U.S. dollar, partially offset by increased compensation costs for our delivery personnel (including employees and subcontractors).
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
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. Our success is dependent, in large part, on our ability to keep our supply of skilled employees, in particular those with experience in key digital areas, in balance with client demand. Competition for skilled employees in the current labor market is intense, and we continue to experience significantly elevated voluntary attrition. For the three months ended June 30, 2022, our annualized attrition, including both voluntary and involuntary, was 35.6% as compared to 31.4% for the three months ended June 30, 2021. Challenges attracting and retaining highly qualified personnel have resulted in increased cost of delivery and have negatively impacted our ability to satisfy client demand and achieve our full revenue potential. We expect these impacts to continue for at least the remainder of 2022. Further, our ongoing and anticipated future efforts with respect to recruitment, talent management and employee engagement may not be successful and are likely to continue to result in increased compensation costs. While we strive to adjust pricing to reduce the impact of compensation increases on our operating margin, we may not be successful in fully recovering these increases, which could adversely affect our profitability.
The invasion of Ukraine by Russia and the sanctions and other measures being imposed in response to this conflict have increased the level of economic and political uncertainty worldwide. We do not have employees, facilities or significant operations in either Russia or Ukraine and revenues generated from clients in both countries were immaterial in both 2021 and the first half of 2022. However, the continuation of the hostilities or the expansion of the current conflict’s scope into surrounding geographic areas could directly impact us, our clients, vendors or subcontractors, which could impact our operations and financial performance. We continue to monitor the situation closely to ensure business continuity plans are in place for neighboring countries where we have a presence.
Our future results may be affected by potential tax law changes and other potential regulatory changes, including possible U.S. corporate income tax reform and potentially increased costs for employment and post-employment benefits in India as a result of the Code on Social Security, 2020.

Cognizant Technology Solutions	23	June 30, 2022 Form 10-Q

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

		% of		% of	Increase
(Dollars in millions, except per share data)	2022	Revenues	2021	Revenues	$	%
Revenues	$4,906	100.0	$4,585	100.0	$321	7.0
Cost of revenues(a)	3,119	63.6	2,863	62.4	256	8.9
Selling, general and administrative expenses(a)	883	18.0	881	19.2	2	0.2
Depreciation and amortization expense	144	2.9	145	3.2	(1)	(0.7)
Income from operations	760	15.5	696	15.2	64	9.2
Other income (expense), net	1		(2)		3	*
Income before provision for income taxes	761	15.5	694	15.1	67	9.7
Provision for income taxes	(184)		(184)		—	—
Income (loss) from equity method investments	—		2		(2)	(100.0)
Net income	$577	11.8	$512	11.2	$65	12.7
Diluted earnings per share	$1.11		$0.97		$0.14	14.4
Other Financial Information[2]
Adjusted Diluted EPS	$1.14		$0.99		$0.15	15.2

(a)Exclusive of depreciation and amortization expense
*Not meaningful

Revenues - Overall
During the quarter ended June 30, 2022, revenues increased by $321 million as compared to the quarter ended June 30, 2021, representing growth of 7.0%, or 9.5% on a constant currency basis2. Our recently completed acquisitions contributed 110 basis points to revenue growth. Revenue growth also reflected our clients' continued adoption and integration of digital technologies. We continue to experience pricing pressure on non-digital services as clients optimize the cost of supporting their legacy systems and operations. Revenues from clients added since June 30, 2021, including those related to acquisitions, were $107 million.

2 Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	24	June 30, 2022 Form 10-Q

Revenues - Reportable Business Segments
The following charts set forth revenues and change in revenues by business segment and geography for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021:

	Financial Services				Health Sciences
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC [3]	Revenues	$	%	CC %[3]
North America	$1,104	55	5.2	5.5	$1,210	79	7.0	7.0
United Kingdom	147	17	13.1	22.3	44	(1)	(2.2)	6.1
Continental Europe	143	(43)	(23.1)	(15.1)	126	6	5.0	14.6
Europe - Total	290	(26)	(8.2)	0.3	170	5	3.0	12.3
Rest of World	148	11	8.0	13.5	28	(1)	(3.4)	4.8
Total	$1,542	40	2.7	5.1	$1,408	83	6.3	7.6

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[3]	Revenues	$	%	CC %[3]
North America	$770	47	6.5	6.8	$572	103	22.0	22.1
United Kingdom	134	18	15.5	28.0	133	21	18.8	31.4
Continental Europe	143	11	8.3	21.7	33	(11)	(25.0)	(14.0)
Europe - Total	277	29	11.7	24.6	166	10	6.4	18.6
Rest of World	93	9	10.7	14.5	78	—	—	6.0
Total	$1,140	85	8.1	11.6	$816	113	16.1	19.5

Financial Services - revenues increased 2.7%, or 5.1% on a constant currency basis[3]

Banking	é	$8M

Insurance	é	$32M

Revenue growth reflects the growing demand for digital services among U.S. regional banks, public sector clients in the United Kingdom and insurance companies. The previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022, negatively impacted revenue growth in this segment by 190 basis points. Revenues from clients added since June 30, 2021 were $22 million.3

Health Sciences - revenues increased 6.3%, or 7.6% on a constant currency basis[3]
Effective in the second quarter of 2022, we combined the healthcare operating segment with the life sciences operating segment and renamed our Healthcare reportable segment as Health Sciences. See Note 11 to our unaudited consolidated financial statements for additional information.
Revenue growth was driven by increased demand for digital services among pharmaceutical companies. Revenues from clients added since June 30, 2021 were $11 million.

é	$83M

3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant Technology Solutions	25	June 30, 2022 Form 10-Q

Products and Resources - revenues increased 8.1%, or 11.6% on a constant currency basis[4]

Manufacturing, Logistics, Energy and Utilities	é	$40M

Retail and Consumer Goods	é	$30M

Travel and Hospitality	é	$15M

Revenue growth in this segment was primarily driven by increased client interest in delivering cloud-based, data-driven enhanced customer experiences, the automotive industry’s shift toward electric and connected vehicles, and client investment in supply chain modernization and smart factory solutions. Revenue growth in this segment included approximately 260 basis points related to recently completed acquisitions. Revenues from clients added since June 30, 2021 were $36 million.4

Communications, Media and Technology - revenues increased 16.1%, or 19.5% on a constant currency basis[4]
In 2022, we combined the communications and media operating segment with the technology operating segment. See Note 11 to our unaudited consolidated financial statements for additional information.
Revenues in this segment reflected growing demand from our technology clients for services related to digital content, primarily driven by the largest clients in this segment, as well as demand for personalized user experiences and data modernization. Revenues from clients added since June 30, 2021 were $38 million.

é	$113M

Revenues - Geographic Markets
Revenues of $4,906 million by geographic market were as follows for the three months ended June 30, 2022:

Q2 2022 as compared to Q2 2021	Increase
(Dollars in millions)	$	%	CC %[4]
North America	$284	8.4	8.6
United Kingdom	55	13.6	24.7
Continental Europe	(37)	(7.7)	2.5
Europe - Total	18	2.0	12.6
Rest of World	19	5.8	11.2
Total revenues	$321	7.0	9.5

North America continues to be our largest market, representing 74.5% of total revenues. Outside of the North America region, revenues were negatively impacted by foreign currency exchange rate movements. Revenue growth in the United Kingdom was strong among Financial Services clients, including certain public sector clients, Products and Resources clients, and Communications, Media and Technology clients. Revenue decline in the Continental Europe region includes a negative 600 basis points impact from the previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022, and was partially offset by growth in the German market, which benefited from recent acquisitions.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$256M
é	1.2% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. The increase, as a percentage of revenues, was due to higher compensation costs for delivery personnel (including employees and subcontractors), partially offset by delivery efficiencies and the depreciation of the Indian rupee against the U.S. dollar. Challenges attracting and retaining highly qualified personnel have resulted and are likely to continue to result in higher compensation costs.
4 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant Technology Solutions	26	June 30, 2022 Form 10-Q

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily due to economies of scale that allowed us to leverage our cost structure over a larger organization, the beneficial impact of foreign currency exchange rate movements and the optimization of non-strategic SG&A expenses.

é	$2M
ê	1.2% as a % of revenues
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense decreased by 0.7%, or 0.3% as a percentage of revenues, during the second quarter of 2022 as compared to the second quarter of 2021.

Operating Margin - Overall

é	$64M
é	0.3% as a % of revenues
¡	% of Revenues

The 2022 operating margin was positively impacted by delivery efficiencies, economies of scale that allowed us to leverage our cost structure over a larger organization and the depreciation of the Indian rupee against the U.S. dollar partially offset by increased compensation costs for our delivery personnel (including employees and subcontractors).

Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 80 basis points during the three months ended June 30, 2022. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 18 basis points.
We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. The settlement of our cash flow hedges positively impacted our operating margin by 12 basis points during the three months ended June 30, 2022 and by 31 basis points during the three months ended June 30, 2021.
We finished the second quarter of 2022 with approximately 341,300 employees. Annualized attrition, including both voluntary and involuntary, was approximately 35.6% for the three months ended June 30, 2022. In both 2021 and 2022, voluntary attrition constituted the vast majority of attrition for the period. Attrition in all periods presented is weighted towards our more junior employees.

¡ Annualized attrition

Segment Operating Profit
In 2022, we made certain changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to charge to the business segments costs that are directly managed and controlled by them. Specifically, segment operating profit now includes costs related to non-delivery personnel that support consulting services, which were previously included in "unallocated costs." We have reported 2022 segment operating profits using the new allocation methodology and have recast the 2021 results to conform to the new methodology.

Cognizant Technology Solutions	27	June 30, 2022 Form 10-Q

Segment operating profit and operating margin percentage were as follows:
In 2022, segment operating margins benefited from delivery efficiencies and the depreciation of the Indian rupee against the U.S. dollar partially offset by increased compensation costs for delivery personnel (including employees and subcontractors). The 2022 Health Sciences segment operating margin was additionally negatively affected by investments to support revenue growth and elevated pricing pressure on non-digital services.
Total segment operating profit and operating margin were as follows for the three months ended June 30:

(Dollars in millions)	2022	% of Revenues	2021	% of Revenues	Increase / (Decrease)
Total segment operating profit	$1,472	30.0	$1,366	29.8	$106
Less: unallocated costs	712		670		42
Income from operations	$760	15.5	$696	15.2	$64

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended June 30:

(in millions)	2022	2021	Increase/ Decrease
Foreign currency exchange (losses)	$(36)	$(10)	$(26)
Gains on foreign exchange forward contracts not designated as hedging instruments	32	3	29
Foreign currency exchange gains (losses), net	(4)	(7)	3
Interest income	9	7	2
Interest expense	(3)	(2)	(1)
Other, net	(1)	—	(1)
Total other income (expense), net	$1	$(2)	$3
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of June 30, 2022, the notional value of our undesignated hedges was $1,072 million.

Provision for Income Taxes

¡ Effective Income Tax Rate ê 2.3%

The effective income tax rate decreased as a result of higher discrete income tax benefits, primarily related to our undistributed foreign earnings, in the second quarter of 2022 as compared to the second quarter of 2021.

Net Income
The increase in net income was driven by higher income from operations and a lower effective income tax rate.

é	$65M

¡ é 0.6% of Revenues

Cognizant Technology Solutions	28	June 30, 2022 Form 10-Q

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

	2022	2021
GAAP diluted EPS	$1.11	$0.97
Non-operating foreign currency exchange (gains) losses, pre-tax (1)	0.01	0.01
Tax effect of non-operating foreign currency exchange (gains) losses (2)	0.02	0.01
Adjusted Diluted EPS	$1.14	$0.99

(1)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(2)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended June 30,
(in millions)	2022	2021
Non-GAAP income tax (expense) related to:
Foreign currency exchange gains and losses	$(14)	$(6)
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

Cognizant Technology Solutions	29	June 30, 2022 Form 10-Q

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2022	Revenues	2021	Revenues	$	%
Revenues	$9,732	100.0	$8,986	100.0	$746	8.3
Cost of revenues(a)	6,216	63.9	5,627	62.6	589	10.5
Selling, general and administrative expenses(a)	1,745	17.9	1,708	19.0	37	2.2
Depreciation and amortization expense	287	2.9	286	3.2	1	0.3
Income from operations	1,484	15.2	1,365	15.2	119	8.7
Other income (expense), net	6		(6)		12	*
Income before provision for income taxes	1,490	15.3	1,359	15.1	131	9.6
Provision for income taxes	(354)		(344)		(10)	2.9
Income (loss) from equity method investments	4		2		2	100.0
Net income	$1,140	11.7	$1,017	11.3	$123	12.1
Diluted EPS	$2.18		$1.92		$0.26	13.5
Other Financial Information[5]
Adjusted Diluted EPS	$2.23		$1.96		$0.27	13.8

(a)Exclusive of depreciation and amortization expense.
*Not meaningful

Revenues - Overall
During the six months ended June 30, 2022, revenues increased by $746 million as compared to the six months ended June 30, 2021, representing growth of 8.3%, or 10.2% on a constant currency basis5. Our recently completed acquisitions contributed 160 basis points to revenue growth. Revenue growth also reflected our clients' continued adoption and integration of digital technologies. We continue to experience pricing pressure on non-digital services as clients optimize the cost of supporting their legacy systems and operations. In addition, our revenues from clients added since June 30, 2021, including those related to acquisitions, were $179 million.

5 Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant Technology Solutions	30	June 30, 2022 Form 10-Q

Revenues - Reportable Business Segments
The following charts set forth revenues and change in revenues by business segment and geography for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021:

	Financial Services				Health Sciences
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[6]	Revenues	$	%	CC %[6]
North America	$2,184	122	5.9	6.0	$2,405	173	7.8	7.8
United Kingdom	298	43	16.9	22.9	88	3	3.5	9.8
Continental Europe	300	(78)	(20.6)	(14.2)	246	8	3.4	10.8
Europe - Total	598	(35)	(5.5)	0.7	334	11	3.4	10.6
Rest of World	288	23	8.7	13.4	61	3	5.2	11.5
Total	$3,070	110	3.7	5.5	$2,800	187	7.2	8.2

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[6]	Revenues	$	%	CC %[6]
North America	$1,531	90	6.2	6.4	$1,105	185	20.1	20.2
United Kingdom	266	44	19.8	28.1	259	48	22.7	32.2
Continental Europe	288	53	22.6	34.2	70	(17)	(19.5)	(10.8)
Europe - Total	554	97	21.2	31.2	329	31	10.4	19.7
Rest of World	185	30	19.4	22.8	158	16	11.3	16.7
Total	$2,270	217	10.6	13.2	$1,592	232	17.1	19.7

Financial Services - revenues increased 3.7%, or 5.5% on a constant currency basis[6]

Banking	é	$27M

Insurance	é	$83M

Revenue growth reflects the growing demand for digital services among U.S. regional banks, public sector clients in the United Kingdom and insurance companies. The previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022, negatively impacted revenue growth in this segment by 160 basis points.6Revenues from clients added since June 30, 2021 were $39 million.

Health Sciences - revenues increased 7.2%, or 8.2% on a constant currency basis[6]
Effective in the second quarter of 2022, we combined the healthcare operating segment with the life sciences operating segment and renamed our Healthcare reportable segment to Health Sciences. See Note 11 to our unaudited consolidated financial statements for additional information.
Revenue growth was driven by increased demand for digital services among pharmaceutical companies. Revenues from clients added since June 30, 2021 were $19 million.

é	$187M

6 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant Technology Solutions	31	June 30, 2022 Form 10-Q

Products and Resources - revenues increased 10.6%, or 13.2% on a constant currency basis[7]

Manufacturing, Logistics, Energy and Utilities	é	$113M

Retail and Consumer Goods	é	$72M

Travel and Hospitality	é	$32M

Revenue growth in this segment was primarily driven by increased client interest in delivering cloud-based, data-driven enhanced customer experiences, the automotive industry’s shift toward electric and connected vehicles, and client investment in supply chain modernization and smart factory solutions. Revenue growth in this segment included approximately 370 basis points related to recently completed acquisitions. Revenues from clients added since June 30, 2021 were $57 million.7

Communications, Media and Technology - revenues increased 17.1%, or 19.7% on a constant currency basis[7]
In 2022, we combined the communications and media operating segment with the technology operating segment. See Note 11 to our unaudited consolidated financial statements for additional information.
Revenues in this segment reflected growing demand from our technology clients for services related to digital content, primarily driven by the largest clients in this segment, as well as demand for personalized user experiences and data modernization. Revenues from clients added since June 30, 2021 were $64 million.

é	$232M

Revenues - Geographic Markets
Revenues of $9,732 million by geographic market were as follows for the six months ended June 30, 2022:

YTD 2022 as compared to YTD 2021	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[7]
North America	$570	8.6	8.7
United Kingdom	138	17.9	25.5
Continental Europe	(34)	(3.6)	4.6
Europe - Total	104	6.1	14.0
Rest of World	72	11.6	16.3
Total revenues	$746	8.3	10.2
North America continues to be our largest market, representing 74.2% of total revenues for the six months ended June 30, 2022. Outside of our North America region, revenues were negatively impacted by foreign currency exchange rate movements. Revenue growth in the United Kingdom was strong among Financial Services clients, including certain public sector clients, Products and Resources clients, and Communications, Media and Technology clients. Revenue decline in the Continental Europe region includes a negative 510 basis points impact from the previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022, and was partially offset by growth in the German market, which benefited from recent acquisitions. Revenue growth in the Rest of World region was primarily driven by the Australian market, which benefited from an acquisition that closed in the first half of 2021.

7 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant Technology Solutions	32	June 30, 2022 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$589M
é	1.3% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. The increase, as a percentage of revenues, was due to higher compensation costs for delivery personnel (including employees and subcontractors), partially offset by delivery efficiencies and the depreciation of the Indian rupee against the U.S. dollar. Challenges attracting and retaining highly qualified personnel have resulted and are likely to continue to result in higher compensation costs.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily due to economies of scale that allowed us to leverage our cost structure over a larger organization and the optimization of non-strategic SG&A expenses.

é	$37M
ê	1.1% as a % of revenues
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense increased 0.3%, or decreased 0.3% as a percentage of revenues, during the six months ended June 30, 2022 as compared to the 2021 period.

Operating Margin - Overall

é	$119 million
Flat as a % of revenue
¡	% of Revenues

The 2022 operating margin was positively impacted by delivery efficiencies, economies of scale that allowed us to leverage our cost structure over a larger organization and the depreciation of the Indian rupee against the U.S. dollar, offset by increased compensation costs for our delivery personnel (including employees and subcontractors).
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 70 basis points during the six months ended June 30, 2022. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points.
We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. The settlement of our cash flow hedges positively impacted our operating margin by 20 basis points during the six months ended June 30, 2022 and by 39 basis points during the 2021 period.

Cognizant Technology Solutions	33	June 30, 2022 Form 10-Q

Segment Operating Profit
In 2022, we made certain changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to charge to the business segments costs that are directly managed and controlled by them. Specifically, segment operating profit now includes costs related to non-delivery personnel that support consulting services, which were previously included in "unallocated costs." We have reported 2022 segment operating profits using the new allocation methodology and have recast the 2021 results to conform to the new methodology. Segment operating profit and operating margin percentage were as follows:
In 2022, segment operating margins were negatively impacted by increased compensation costs for delivery personnel (including employees and subcontractors), partially offset by delivery efficiencies and the depreciation of the Indian rupee against the U.S. dollar. The 2022 Financial Services segment operating margin reflects the gain on sale of the Samlink subsidiary while the 2022 Health Sciences segment operating margin was negatively affected by investments to support revenue growth and elevated pricing pressure on non-digital services.
Total segment operating profit and margin were as follows for the six months ended June 30:

(Dollars in millions)	2022	% of Revenues	2021	% of Revenues	Increase / (Decrease)
Total segment operating profit	$2,838	29.2	$2,683	29.9	$155
Less: unallocated costs	1,354		1,318		36
Income from operations	$1,484	15.2	$1,365	15.2	$119

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the six months ended June 30:

(in millions)	2022	2021	Increase/ Decrease
Foreign currency exchange (losses)	$(49)	$(22)	$(27)
Gains on foreign exchange forward contracts not designated as hedging instruments	45	6	39
Foreign currency exchange gains (losses), net	(4)	(16)	12
Interest income	15	16	(1)
Interest expense	(5)	(4)	(1)
Other, net	—	(2)	2
Total other income (expense), net	$6	$(6)	$12
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures.

Cognizant Technology Solutions	34	June 30, 2022 Form 10-Q

Provision for Income Taxes

é	$10M

¡ Effective Income Tax Rate ê 1.5%

The effective income tax rate decreased as a result of higher discrete tax benefits, primarily related to our undistributed foreign earnings, in the six months ended June 30, 2022 as compared to the 2021 period.

Net Income
The increase in net income was driven by higher income from operations and a lower effective income tax rate.

é	$123M

¡ é 0.4% of Revenues

Non-GAAP Financial Measures

See “Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 – Non-GAAP Financial Measures” above for additional information about our use of non-GAAP financial measures.
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:

(Dollars in millions, except per share amounts)	2022	2021
GAAP diluted EPS	$2.18	$1.92
Non-operating foreign currency exchange (gains) losses, pre-tax (1)	0.01	0.03
Tax effect of non-operating foreign currency exchange (gains) losses (2)	0.04	0.01
Adjusted Diluted EPS	$2.23	$1.96

(1)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(2)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

(in millions)	Six Months Ended June 30,
	2022	2021
Non-GAAP income tax benefit (expense) related to:
Foreign currency exchange gains and losses	(20)	(6)
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

Cognizant Technology Solutions	35	June 30, 2022 Form 10-Q

Liquidity and Capital Resources
Our cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $2,320 million and available capacity under our credit facilities of approximately $1,915 million.

The following table provides a summary of cash flows for the six months ended June 30:

(in millions)	2022	2021	Increase / Decrease
Net cash provided by (used in):
Operating activities	$834	$722	$112
Investing activities	229	(1,259)	1,488
Financing activities	(1,050)	(768)	(282)
Operating activities
The increase in cash provided by operating activities for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily driven by higher income from operations.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 74 days as of June 30, 2022, 71 days as of June 30, 2021, and 69 days as of December 31, 2021, increasing as revenue growth outpaced collections.

Investing activities
The net cash provided by investing activities for the six months ended June 30, 2022 was primarily driven by net maturities of investments, partially offset by capital expenditures. Net cash used in investing activities for the six months ended June 30, 2021 was driven by cash used for acquisitions, net purchases of investments and capital expenditures.
Financing activities
The increase in cash used in financing activities for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily driven by higher repurchases of common stock.
The Credit Agreement provides for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which are due to mature in November 2023. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. As of June 30, 2022, we had no outstanding balance on the revolving credit facility. See Note 5 to our unaudited consolidated financial statements.
In March 2022, our India subsidiary renewed its one-year 13 billion Indian rupee ($165 million at the June 30, 2022 exchange rate) working capital facility, which requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually. As of June 30, 2022, we have not borrowed funds under this facility.
Capital Allocation

Acquisitions

Share Repurchases

Dividend payments

We review our capital allocation framework on an ongoing basis, considering our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes, the potential impacts of the COVID-19 pandemic and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time. While we have not completed any acquisitions in 2022, our longer-term capital allocation framework is unchanged.

Cognizant Technology Solutions	36	June 30, 2022 Form 10-Q

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
We expect operating cash flows, cash and short-term investment balances, together with the available capacity under our revolving credit facilities, to be sufficient to meet our operating requirements, including purchase commitments, make Tax Reform Act transition tax payments and service our debt for the next twelve months. The ability to expand and grow our business in accordance with current plans, make acquisitions, meet long-term capital requirements beyond a twelve-month period and execute our capital return plan will depend on many factors, including the rate, if any, at which cash flow increases, our ability and willingness to pay for acquisitions with capital stock and the availability of public and private debt, including the ability to extend the maturity or refinance our existing debt, and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues or operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the COVID-19 pandemic, the competitive marketplace for talent and future attrition trends, anticipated effective income tax rate and income tax expense, liquidity, financing strategy, access to capital, capital return strategy, investment strategies, cost management, plans and objectives, including those related to our digital practice areas, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of and costs associated with regulatory and litigation matters, the appropriateness of the accrual related to the India Defined Contribution Obligation and other statements regarding matters that are not historical facts, are based on our current

Cognizant Technology Solutions	37	June 30, 2022 Form 10-Q

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

Cognizant Technology Solutions	38	June 30, 2022 Form 10-Q

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	39	June 30, 2022 Form 10-Q

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
Our stock repurchase program allows for the repurchase of up to $9.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan or in private transactions, including through ASR agreements entered into with financial institutions, in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and has a remaining authorized balance of $1,375 million as of June 30, 2022. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and will depend upon market conditions and other factors.
During the three months ended June 30, 2022, we repurchased $300 million of our Class A common stock under our stock repurchase program. The stock repurchase activity under our stock repurchase program during the three months ended June 30, 2022 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2022 - April 30, 2022	—	$—	—	$1,675
May 1, 2022 - May 31, 2022	2,157,300	72.97	2,157,300	1,518
June 1, 2022 - June 30, 2022	2,053,758	69.42	2,053,758	1,375
Total	4,211,058	$71.24	4,211,058
During the three months ended June 30, 2022, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended June 30, 2022, such repurchases totaled 0.2 million shares at an aggregate cost of $18 million.

Cognizant Technology Solutions	40	June 30, 2022 Form 10-Q

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
10.1	2022 Form of Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, to be entered into between the Company and certain Executive Officers					Filed
10.2	UK Form of Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, between the Company and the following Executive Officer: Robert Walker					Filed
10.3	General Release and Severance Agreement between the Company and Gregory Hyttenrauch					Filed
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	41	June 30, 2022 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	July 27, 2022	By:	/s/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2022	By:	/s/ JAN SIEGMUND
Jan Siegmund,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	42	June 30, 2022 Form 10-Q