Form 10-Q
period 2022-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2022-11-03
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2022
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 28, 2022:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	513,921,432

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
GLOSSARY		1

PART I.	FINANCIAL INFORMATION	2

Item 1.	Consolidated Financial Statements (Unaudited)	2

	Consolidated Statements of Financial Position (Unaudited) as of September 30, 2022 and December 31, 2021	2

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	3

	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	4

	Consolidated Statements of Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2022 and 2021, June 30, 2022 and 2021 and September 30, 2022 and 2021	5

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	43

SIGNATURES		44

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
Adjusted Diluted EPS	Adjusted Diluted Earnings Per Share
ASC	Accounting Standards Codification
ASR	Accelerated Stock Repurchase
CC	Constant Currency
CITA	Commissioner of Income Tax (Appeals)
Class Action Settlement Loss	Loss recorded in connection with the filing of a settlement agreement to resolve the consolidated putative securities class action against us and certain of our former officers
CMT	Communications, Media and Technology
COVID-19	The novel coronavirus disease
Credit Agreement	Credit agreement with a commercial bank syndicate dated November 6, 2018, as amended
CTS India	Our principal operating subsidiary in India
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
EPS	Earnings Per Share
ESG	Environmental, Social and Governance
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Generally Accepted Accounting Principles in the United States of America
High Court	Madras High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IoT	Internet of Things
ITD	Indian Income Tax Department
New Credit Agreement	Credit agreement with a commercial bank syndicate dated October 6, 2022
New Term Loan	Unsecured term loan under the New Credit Agreement
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan under the Credit Agreement
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant Technology Solutions	1	September 30, 2022 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	September 30, 2022	December 31 2021
Assets
Current assets:
Cash and cash equivalents	$2,042	$1,792
Short-term investments	689	927
Trade accounts receivable, net	3,686	3,557
Other current assets	900	1,066
Total current assets	7,317	7,342
Property and equipment, net	1,105	1,171
Operating lease assets, net	873	933
Goodwill	5,425	5,620
Intangible assets, net	1,038	1,218
Deferred income tax assets, net	520	404
Long-term investments	431	463
Other noncurrent assets	638	701
Total assets	$17,347	$17,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$367	$361
Deferred revenue	345	403
Short-term debt	—	38
Operating lease liabilities	173	195
Accrued expenses and other current liabilities	2,338	2,532
Total current liabilities	3,223	3,529
Deferred revenue, noncurrent	17	40
Operating lease liabilities, noncurrent	711	783
Deferred income tax liabilities, net	190	218
Long-term debt	636	626
Long-term income taxes payable	283	378
Other noncurrent liabilities	329	287
Total liabilities	5,389	5,861
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 514 and 525 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	17	27
Retained earnings	12,447	11,922
Accumulated other comprehensive income (loss)	(511)	37
Total stockholders’ equity	11,958	11,991
Total liabilities and stockholders’ equity	$17,347	$17,852
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	2	September 30, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$4,857	$4,744	$14,589	$13,730
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,080	2,947	9,296	8,574
Selling, general and administrative expenses	838	924	2,583	2,632
Depreciation and amortization expense	141	144	428	430
Income from operations	798	729	2,282	2,094
Other income (expense), net:
Interest income	17	7	32	23
Interest expense	(6)	(3)	(11)	(7)
Foreign currency exchange gains (losses), net	3	(3)	(1)	(19)
Other, net	—	1	—	(1)
Total other income (expense), net	14	2	20	(4)
Income before provision for income taxes	812	731	2,302	2,090
Provision for income taxes	(183)	(187)	(537)	(531)
Income (loss) from equity method investments	—	—	4	2
Net income	$629	$544	$1,769	$1,561
Basic earnings per share	$1.22	$1.04	$3.40	$2.96
Diluted earnings per share	$1.22	$1.03	$3.40	$2.96
Weighted average number of common shares outstanding - Basic	516	525	520	527
Dilutive effect of shares issuable under stock-based compensation plans	1	1	1	1
Weighted average number of common shares outstanding - Diluted	517	526	521	528
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	3	September 30, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$629	$544	$1,769	$1,561
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(197)	(63)	(427)	(74)
Unrealized gains and losses on cash flow hedges	(45)	14	(121)	(3)
Other comprehensive income (loss)	(242)	(49)	(548)	(77)
Comprehensive income	$387	$495	$1,221	$1,484
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	September 30, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2021	525	$5	$27	$11,922	$37	$11,991
Net income	—	—	—	563	—	563
Other comprehensive income (loss)	—	—	—	—	(56)	(56)
Common stock issued, stock-based compensation plans	1	—	31	—	—	31
Stock-based compensation expense	—	—	56	—	—	56
Repurchases of common stock	(5)	—	(83)	(387)	—	(470)
Dividends declared, $0.27 per share	—	—	—	(142)	—	(142)
Balance, March 31, 2022	521	5	31	11,956	(19)	11,973
Net income	—	—	—	577	—	577
Other comprehensive income (loss)	—	—	—	—	(250)	(250)
Common stock issued, stock-based compensation plans	1	—	21	—	—	21
Stock-based compensation expense	—	—	89	—	—	89
Repurchases of common stock	(4)	—	(120)	(198)	—	(318)
Dividends declared, $0.27 per share	—	—	—	(142)	—	(142)
Balance, June 30, 2022	518	5	21	12,193	(269)	11,950
Net income	—	—	—	629	—	629
Other comprehensive income (loss)	—	—	—	—	(242)	(242)
Common stock issued, stock-based compensation plans	1	—	19	—	—	19
Stock-based compensation expense	—	—	58	—	—	58
Repurchases of common stock	(5)	—	(81)	(234)	—	(315)
Dividends declared, $0.27 per share	—	—	—	(141)	—	(141)
Balance, September 30, 2022	514	$5	$17	$12,447	$(511)	$11,958

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	September 30, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2020	530	$5	$32	$10,689	$110	$10,836
Net income	—	—	—	505	—	505
Other comprehensive income (loss)	—	—	—	—	(29)	(29)
Common stock issued, stock-based compensation plans	1	—	43	—	—	43
Stock-based compensation expense	—	—	62	—	—	62
Repurchases of common stock	(3)	—	(93)	(159)	—	(252)
Dividends declared, $0.24 per share	—	—	—	(128)	—	(128)
Balance, March 31, 2021	528	5	44	10,907	81	11,037
Net income	—	—	—	512	—	512
Other comprehensive income (loss)	—	—	—	—	1	1
Common stock issued, stock-based compensation plans	1	—	32	—	—	32
Stock-based compensation expense	—	—	67	—	—	67
Repurchases of common stock	(4)	—	(111)	(205)	—	(316)
Dividends declared, $0.24 per share	—	—	—	(128)	—	(128)
Balance, June 30, 2021	525	5	32	11,086	82	11,205
Net income	—	—	—	544	—	544
Other comprehensive income (loss)	—	—	—	—	(49)	(49)
Common stock issued, stock-based compensation plans	2	—	29	—	—	29
Stock-based compensation expense	—	—	65	—	—	65
Repurchases of common stock	(2)	—	(97)	(24)	—	(121)
Dividends declared, $0.24 per share	—	—	—	(127)	—	(127)
Balance, September 30, 2021	525	$5	$29	$11,479	$33	$11,546

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	September 30, 2022 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,769	$1,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	428	430
Deferred income taxes	(128)	146
Stock-based compensation expense	203	194
Other	81	(1)
Changes in assets and liabilities:
Trade accounts receivable	(173)	(371)
Other current and noncurrent assets	261	257
Accounts payable	(17)	(39)
Deferred revenues, current and noncurrent	(77)	(75)
Other current and noncurrent liabilities	(481)	(432)
Net cash provided by operating activities	1,866	1,670
Cash flows from investing activities:
Purchases of property and equipment	(242)	(214)
Purchases of available-for-sale investment securities	(1,068)	(400)
Proceeds from maturity or sale of available-for-sale investment securities	774	105
Purchases of held-to-maturity investment securities	(44)	(160)
Proceeds from maturity of held-to-maturity investment securities	48	150
Purchases of other investments	(418)	(1,192)
Proceeds from maturity or sale of other investments	894	760
Proceeds from sales of businesses	28	—
Payments for business combinations, net of cash acquired	—	(715)
Net cash (used in) investing activities	(28)	(1,666)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	71	104
Repurchases of common stock	(1,107)	(689)
Repayment of Term Loan borrowings and finance lease and earnout obligations	(47)	(40)
Dividends paid	(425)	(382)
Net cash (used in) financing activities	(1,508)	(1,007)
Effect of exchange rate changes on cash and cash equivalents	(80)	(13)
Increase (decrease) in cash and cash equivalents	250	(1,016)
Cash and cash equivalents, beginning of year	1,792	2,680
Cash and cash equivalents, end of period	$2,042	$1,664
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	7	September 30, 2022 Form 10-Q

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

Note 2 — Revenues and Trade Accounts Receivable
Disaggregation of Revenues

The tables below present disaggregated revenues from contracts with clients by client location, service line and contract type for each of the business segments. We believe this disaggregation best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by industry, market and other economic factors. Our consulting and technology services include consulting, application development, systems integration and application testing services as well as software solutions and related services while our outsourcing services include application maintenance, infrastructure and business process services. Revenues are attributed to geographic regions based upon client location, which is the client's billing address. Substantially all revenues in the North America region relate to clients in the United States.

We have defined our Financial Services, Health Sciences (previously referred to as Healthcare), Products and Resources and Communications, Media and Technology segments as ("FS"), ("HS"), ("P&R"), and ("CMT"), respectively, in our disaggregation of revenues tables.

	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022

(in millions)	FS	HS	P&R	CMT	Total	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$1,086	$1,212	$779	$544	$3,621	$3,270	$3,617	$2,310	$1,649	$10,846
United Kingdom	148	41	130	127	446	446	129	396	386	1,357
Continental Europe	143	119	143	33	438	443	365	431	103	1,342
Europe - Total	291	160	273	160	884	889	494	827	489	2,699
Rest of World	144	33	96	79	352	432	94	281	237	1,044
Total	$1,521	$1,405	$1,148	$783	$4,857	$4,591	$4,205	$3,418	$2,375	$14,589

Service line:
Consulting and technology services	$1,062	$802	$756	$429	$3,049	$3,197	$2,411	$2,263	$1,342	$9,213
Outsourcing services	459	603	392	354	1,808	1,394	1,794	1,155	1,033	5,376
Total	$1,521	$1,405	$1,148	$783	$4,857	$4,591	$4,205	$3,418	$2,375	$14,589

Type of contract:
Time and materials	$890	$505	$469	$443	$2,307	$2,674	$1,504	$1,407	$1,362	$6,947
Fixed-price	564	609	592	303	2,068	1,699	1,844	1,745	904	6,192
Transaction or volume-based	67	291	87	37	482	218	857	266	109	1,450
Total	$1,521	$1,405	$1,148	$783	$4,857	$4,591	$4,205	$3,418	$2,375	$14,589

Cognizant Technology Solutions	8	September 30, 2022 Form 10-Q

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021

(in millions)	FS	HS	P&R	CMT	Total	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$1,075	$1,162	$749	$500	$3,486	$3,137	$3,394	$2,190	$1,420	$10,141
United Kingdom	140	44	125	121	430	395	129	347	332	1,203
Continental Europe	187	118	145	34	484	565	356	380	121	1,422
Europe - Total	327	162	270	155	914	960	485	727	453	2,625
Rest of World	142	30	88	84	344	407	88	243	226	964
Total	$1,544	$1,354	$1,107	$739	$4,744	$4,504	$3,967	$3,160	$2,099	$13,730

Service line:
Consulting and technology services	$1,049	$785	$715	$441	$2,990	$3,028	$2,299	$1,999	$1,259	$8,585
Outsourcing services	495	569	392	298	1,754	1,476	1,668	1,161	840	5,145
Total	$1,544	$1,354	$1,107	$739	$4,744	$4,504	$3,967	$3,160	$2,099	$13,730

Type of contract:
Time and materials	$922	$515	$468	$437	$2,342	$2,729	$1,548	$1,332	$1,256	$6,865
Fixed-price	527	554	530	265	1,876	1,498	1,582	1,517	744	5,341
Transaction or volume-based	95	285	109	37	526	277	837	311	99	1,524
Total	$1,544	$1,354	$1,107	$739	$4,744	$4,504	$3,967	$3,160	$2,099	$13,730
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

(in millions)	2022	2021
Beginning balance	$394	$467
Costs capitalized	29	38
Amortization expense	(82)	(88)
Impairment charge	—	(11)
Ending balance	$341	$406
Contract Balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in "Other current assets" in our unaudited consolidated statements of financial position and primarily relate to unbilled amounts on fixed-price contracts utilizing the cost-to-cost method of revenue recognition. The table below shows movements in contract assets for the nine months ended September 30:

(in millions)	2022	2021
Beginning balance	$310	$315
Revenues recognized during the period but not billed	377	298
Amounts reclassified to trade accounts receivable	(287)	(264)
Effect of foreign currency exchange movements	(16)	—
Ending balance	$384	$349

Cognizant Technology Solutions	9	September 30, 2022 Form 10-Q

Contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. The table below shows movements in the deferred revenue balances (current and noncurrent) for the nine months ended September 30:

(in millions)	2022	2021
Beginning balance	$443	$419
Amounts billed but not recognized as revenues	326	309
Revenues recognized related to the beginning balance of deferred revenue	(397)	(379)
Effect of foreign currency exchange movements	(10)	—
Ending balance	$362	$349
Revenues recognized during the nine months ended September 30, 2022 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of September 30, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was $1,574 million, of which approximately 85% is expected to be recognized as revenues within 2 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Credit Losses
We calculate expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in the allowance for credit losses for trade accounts receivable for the nine months ended September 30:

(in millions)	2022	2021
Beginning balance	$50	$57
Credit loss expense (income)	—	5
Write-offs charged against the allowance	(11)	(12)
Ending balance	$39	$50

Cognizant Technology Solutions	10	September 30, 2022 Form 10-Q

Note 3 — Investments
Our investments were as follows:

(in millions)	September 30, 2022	December 31, 2021
Short-term investments:
Equity investment security	$25	$26
Available-for-sale investment securities	605	310
Held-to-maturity investment securities	30	37
Time deposits	29	554
Total short-term investments	$689	$927

Long-term investments:
Other investments	$68	$66
Restricted time deposits(1)	363	397
Total long-term investments	$431	$463

(1)See Note 6.
Equity Investment Security
Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the three and nine months ended September 30, 2022 and 2021.
Available-for-Sale Investment Securities
Our available-for-sale investment securities consist of highly rated U.S. dollar denominated investments in certificates of deposit and commercial paper maturing within one year. As of September 30, 2022, the amortized cost and fair value of the available-for-sale investments were $605 million. As of December 31, 2021, the amortized cost and fair value of the available-for-sale investments were $310 million. Unrealized losses were immaterial as of September 30, 2022 and December 31, 2021. There were no realized gains or losses related to the available-for-sale investment securities during the nine months ended September 30, 2022 and 2021. There were no sales of available-for sale investment securities during the nine months ended September 30, 2022 and 2021.
Held-to-Maturity Investment Securities
Our held-to-maturity investment securities consist of Indian rupee denominated investments in commercial paper and international corporate bonds. The basis for the measurement of fair value of the held-to-maturity investment securities is Level 2 in the fair value hierarchy.
The amortized cost and fair value of held-to-maturity investment securities were as follows:

	September 30, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments, maturing within one year:
Corporate debt securities	$15	$15	$17	$17
Commercial paper	15	15	20	20
Total held-to-maturity investments	$30	$30	$37	$37
As of September 30, 2022, $15 million of corporate debt securities and $15 million of commercial paper were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months. As of December 31, 2021, $17 million of corporate debt securities and $10 million of commercial paper were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months.
The securities in our portfolio are highly rated and short-term in nature. As of September 30, 2022, the corporate debt securities were rated AA+ or better and the commercial paper securities were rated A-1+ by CRISIL, an Indian subsidiary of S&P Global, or ICRA, the Indian affiliate of Moody's.

Cognizant Technology Solutions	11	September 30, 2022 Form 10-Q

Other Investments
As of September 30, 2022 and December 31, 2021, we had equity method investments of $66 million and $63 million, respectively, primarily related to an investment in the technology sector. As of September 30, 2022 and December 31, 2021, we had equity securities without a readily determinable fair value of $2 million and $3 million, respectively.

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(in millions)	September 30, 2022	December 31, 2021
Compensation and benefits	$1,392	$1,601
Customer volume and other incentives	279	242
Income taxes	143	74
Professional fees	162	220
Other	362	395
Total accrued expenses and other current liabilities	$2,338	$2,532

Note 5 — Debt

In 2018, we entered into the Credit Agreement providing for the $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which were due to mature in November 2023. In October 2022, we completed a debt refinancing and entered into a new credit agreement with a commercial bank syndicate ("New Credit Agreement") providing for a $650 million unsecured term loan ("New Term Loan") and a $1,850 million unsecured revolving credit facility, which are due to mature in October 2027. The Credit Agreement was terminated upon the closing of the New Credit Agreement and the proceeds from the New Term Loan were used primarily to repay our outstanding Term Loan balance.

The Credit Agreement required interest to be paid, at our option, at either the ABR, the Eurocurrency Rate or the Daily Simple RFR (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). The Applicable Margin was 0.875% with respect to Eurocurrency Rate and Daily Simple RFR and 0.00% with respect to ABR loans. The Term Loan was a Eurocurrency Rate Loan.

The Credit Agreement contained customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of September 30, 2022.

The New Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the New Credit Agreement), plus, in each case, an Applicable Margin (as defined in the New Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the New Credit Agreement. Initially, the New Term Loan is a Term Benchmark loan.

We are required under the New Credit Agreement to make scheduled quarterly principal payments on the New Term Loan beginning in December 2023. The New Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50:1.00, or for a period of up to four quarters following certain material acquisitions, 3.75:1.00.
In March 2022, our India subsidiary renewed its 13 billion Indian rupee ($159 million at the September 30, 2022 exchange rate) working capital facility, which requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days of disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually. As of September 30, 2022, we have not borrowed funds under this facility.

Cognizant Technology Solutions	12	September 30, 2022 Form 10-Q

Short-term Debt
Scheduled quarterly principal payments on the New Term Loan will begin in December 2023. As long-term debt (in the form of the New Term Loan) has been issued after the balance sheet date refinancing the short-term balances under the Term Loan, all balances related to the Term Loan were presented as long-term debt as of September 30, 2022. As such, there were no short-term debt balances as of September 30, 2022. As of December 31, 2021, we had $38 million of short-term debt related to current maturities of the Term Loan.
Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	September 30, 2022	December 31, 2021
Term Loan	$637	$666
Less:
Current maturities	—	(38)
Deferred financing costs	(1)	(2)
Long-term debt, net of current maturities	$636	$626
The carrying value of our debt approximated its fair value as of September 30, 2022 and December 31, 2021.

Note 6 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective income tax rate	22.5%	25.6%	23.3%	25.4%
During the three months ended September 30, 2022, we recognized an income tax benefit of $36 million related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements. The recognition of the benefit in the third quarter of 2022 was based on management’s reassessment regarding whether this unrecognized tax benefit met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefit.
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($405 million at the September 30, 2022 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. As of September 30, 2022 and December 31, 2021, the deposit with the ITD was $61 million and $67 million, respectively, presented in "Other noncurrent assets". Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount. As of September 30, 2022 and December 31, 2021, the balance of deposits under lien was 30 billion Indian rupees, including previously earned interest, or $363 million and $397 million, respectively, as presented in "Long-term investments". The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to this transaction.
In April 2020, we received a formal assessment from the ITD on the 2016 transaction, which is consistent with its previous assertions. In June 2020, we filed an appeal against this assessment to the CITA. In March 2022, we received a negative decision from the CITA. The matter is currently pending before the Income Tax Appellate Tribunal.

We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of September 30, 2022.

Cognizant Technology Solutions	13	September 30, 2022 Form 10-Q

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		September 30, 2022		December 31, 2021
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$—	$—	$51	$—
	Other noncurrent assets	—	—	15	—
	Accrued expenses and other current liabilities	—	57	—	—
	Other noncurrent liabilities	—	26	—	—
	Total	—	83	66	—
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	10	—	3	—
	Accrued expenses and other current liabilities	—	3	—	7
	Total	10	3	3	7
Total		$10	$86	$69	$7
Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2022, 2023 and the first nine months of 2024. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of September 30, 2022, we estimate that $45 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	September 30, 2022	December 31, 2021
2022	$563	$1,643
2023	1,560	880
2024	675	—
Total notional value of contracts outstanding (1)	$2,798	$2,523

(1)Includes $78 million notional value of option contracts as of December 31, 2021, with the remaining notional value related to forward contracts. There were no option contracts outstanding as of September 30, 2022.

Cognizant Technology Solutions	14	September 30, 2022 Form 10-Q

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended September 30:

(in millions)	Change in Derivative Gains and Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net (Losses) and Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Losses) and Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2022	2021		2022	2021
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$(72)	$33	Cost of revenues	$(12)	$13
			SG&A expenses	(1)	2
			Total	$(13)	$15
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the nine months ended September 30:

(in millions)	Change in Derivative Gains and Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2022	2021		2022	2021
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$(148)	$47	Cost of revenues	$5	$43
			SG&A expenses	1	7
			Total	$6	$50

The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 9.
Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the fourth quarter of 2022. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	September 30, 2022		December 31, 2021
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$1,210	$7	$847	$(4)
The following table provides information on the location and amounts of realized and unrealized pre-tax gains on the other derivative financial instruments for the three and nine months ended September 30:

	Location of Net Gains on Derivative Instruments	Amount of Net Gains on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2022	2021	2022	2021
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$51	$1	$96	$7
The related cash flow impacts of all the derivative activities are reflected as cash flows from operating activities.

Cognizant Technology Solutions	15	September 30, 2022 Form 10-Q

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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2022:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$628	$—	$—	$628
Time deposits	—	263	—	263
Commercial paper	—	222	—	222
Short-term investments:
Time deposits	—	29	—	29
Equity investment security	25	—	—	25
Available-for-sale investment securities:
Certificates of deposit and commercial paper	—	605	—	605
Other current assets:
Foreign exchange forward contracts	—	10	—	10
Long-term investments:
Restricted time deposits(1)	—	363	—	363
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(60)	—	(60)
Contingent consideration liabilities	—	—	(12)	(12)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(26)	—	(26)
Contingent consideration liabilities	—	—	(12)	(12)

(1)See Note 6.

Cognizant Technology Solutions	16	September 30, 2022 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2021:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$507	$—	$—	$507
Time deposits	—	4	—	4
Commercial paper	—	266	—	266
Short-term investments:
Time deposits	—	554	—	554
Equity investment security	26	—	—	26
Available-for-sale investment securities:
Commercial paper	—	310	—	310
Other current assets:
Foreign exchange forward and option contracts	—	54	—	54
Long-term investments:
Restricted time deposits(1)	—	397	—	397
Other noncurrent assets:
Foreign exchange forward and option contracts	—	15	—	15
Accrued expenses and other current liabilities:
Foreign exchange forward and option contracts	—	(7)	—	(7)
Contingent consideration liabilities	—	—	(14)	(14)
Other noncurrent liabilities:
Contingent consideration liabilities	—	—	(21)	(21)

(1)See Note 6.
The following table summarizes the changes in Level 3 contingent consideration liabilities for the nine months ended September 30:

(in millions)	2022	2021
Beginning balance	$35	$54
Initial measurement recognized at acquisition	1	11
Change in fair value recognized in SG&A expenses	—	(24)
Payments	(12)	(3)
Ending balance	$24	$38
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The fair value of certificates of deposit and commercial paper is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. The carrying value of the time deposits approximated fair value as of September 30, 2022 and December 31, 2021.
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
During the nine months ended September 30, 2022 and the year ended December 31, 2021, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	17	September 30, 2022 Form 10-Q

Note 9 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and nine months ended September 30, 2022:

	Three Months			Nine Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(257)	$7	$(250)	$(22)	$2	$(20)
Change in foreign currency translation adjustments	(206)	9	(197)	(441)	14	(427)
Ending balance	$(463)	$16	$(447)	$(463)	$16	$(447)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$(24)	$5	$(19)	$71	$(14)	$57
Unrealized (losses) arising during the period	(72)	17	(55)	(148)	32	(116)
Reclassifications of net loss (gains):
Cost of revenues	12	(3)	9	(5)	1	(4)
SG&A expenses	1	—	1	(1)	—	(1)
Net change	(59)	14	(45)	(154)	33	(121)
Ending balance	$(83)	$19	$(64)	$(83)	$19	$(64)
Accumulated other comprehensive income (loss):
Beginning balance	$(281)	$12	$(269)	$49	$(12)	$37
Other comprehensive income (loss)	(265)	23	(242)	(595)	47	(548)
Ending balance	$(546)	$35	$(511)	$(546)	$35	$(511)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and nine months ended September 30, 2021:

	Three Months			Nine Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$44	$—	$44	$56	$(1)	$55
Change in foreign currency translation adjustments	(65)	2	(63)	(77)	3	(74)
Ending balance	$(21)	$2	$(19)	$(21)	$2	$(19)
Unrealized gains on cash flow hedges:
Beginning balance	$46	$(8)	$38	$67	$(12)	$55
Unrealized gains arising during the period	33	(6)	27	47	(9)	38
Reclassifications of net (gains) to:
Cost of revenues	(13)	2	(11)	(43)	8	(35)
SG&A expenses	(2)	—	(2)	(7)	1	(6)
Net change	18	(4)	14	(3)	—	(3)
Ending balance	$64	$(12)	$52	$64	$(12)	$52
Accumulated other comprehensive income (loss):
Beginning balance	$90	$(8)	$82	$123	$(13)	$110
Other comprehensive income (loss)	(47)	(2)	(49)	(80)	3	(77)
Ending balance	$43	$(10)	$33	$43	$(10)	$33

Cognizant Technology Solutions	18	September 30, 2022 Form 10-Q

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

Cognizant Technology Solutions	19	September 30, 2022 Form 10-Q

those in the previously-filed putative shareholder derivative actions. On May 14, 2019, the USDC-NJ approved a stipulation that (i) consolidated this action with the putative shareholder derivative suits that were previously filed in the USDC-NJ; and (ii) stayed all of these suits pending an order on the motion to dismiss the second amended complaint in the above-referenced consolidated putative securities class action that was resolved on December 21, 2021. On August 3, 2020, lead plaintiffs filed an amended complaint. The USDC-NJ extended the stay through February 14, 2022. On February 14, 2022, we and certain of our current and former directors and officers moved to dismiss the amended complaint. On September 27, 2022, the USDC-NJ granted those motions and dismissed the amended complaint in its entirety with prejudice. Plaintiffs filed a notice of appeal on October 27, 2022.

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

Cognizant Technology Solutions	20	September 30, 2022 Form 10-Q

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
For revenues by reportable segment and geographic area, see Note 2.

Cognizant Technology Solutions	21	September 30, 2022 Form 10-Q

Segment operating profits by reportable segment were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Financial Services	$471	$454	$1,346	$1,282
Health Sciences	410	376	1,166	1,163
Products and Resources	385	345	1,076	970
Communications, Media and Technology	261	248	777	691
Total segment operating profit	1,527	1,423	4,365	4,106
Less: unallocated costs	729	694	2,083	2,012
Income from operations	$798	$729	$2,282	$2,094
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	September 30, 2022	December 31, 2021
Long-lived Assets: (1)
North America(2)	$360	$377
Europe	66	75
Rest of World (3)	679	719
Total	$1,105	$1,171

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 12 — Subsequent Events
Dividend
On October 31, 2022, the Board of Directors approved the Company's declaration of a $0.27 per share dividend with a record date of November 18, 2022 and a payment date of November 29, 2022.
Debt Refinancing
In October 2022, we completed a debt refinancing and entered into the New Credit Agreement. See Note 5 for additional information.
Acquisitions
In November 2022, we entered into an agreement to acquire the professional services and application management practices of OneSource Virtual, a leading provider of Workday services, solutions and products, for a preliminary purchase price of approximately $120 million. This acquisition will complement our existing finance and HR advisory implementation services with Workday, expanding our capabilities in consulting, deployment, and post-deployment support across North America and the United Kingdom. The transaction is expected to close by the end of the fourth quarter of 2022, subject to satisfaction of closing conditions.
Share Repurchase Program
In November 2022, our Board of Directors increased our stock repurchase program authorization from $9.5 billion to $11.5 billion, excluding fees and expenses.

Cognizant Technology Solutions	22	September 30, 2022 Form 10-Q

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
On July 6, 2022, we announced that we will be simplifying our internal operating structure around practice areas and delivery operations by merging our Digital Business & Technology and Digital Business Operations practice areas with their respective delivery organizations to create four new integrated practices: Software & Platform Engineering, Core Technologies & Insights, Enterprise Platform Services, and Intuitive Operations & Automation. This change did not impact our reportable business segments.
Q3 2022 Financial Results

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue up $113 million or 2.4% from Q3 2021; 5.6% in constant currency[1]	Income from Operations up $69 million or 9.5% from Q3 2021 Adjusted Income from Operations[1] up $49 million or 6.5% from Q3 2021	Operating margin up 100 bps from Q3 2021 Adjusted Operating Margin[1] up 60 bps from Q3 2021	Diluted EPS up $0.19 or 18.4% from Q3 2021 Adjusted Diluted EPS[1] up $0.11 or 10.4% from Q3 2021

During the quarter ended September 30, 2022, revenues increased by $113 million as compared to the quarter ended September 30, 2021, representing growth of 2.4%, or 5.6% on a constant currency basis1. Our recently completed acquisitions contributed 40 basis points to revenue growth while the previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022, negatively impacted revenue growth by 60 basis points.
Revenue growth was strongest in our Communications, Media and Technology and our Products and Resources segments. Revenues in our Financial Services segment reflect the negative impact of the previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022. For further details, see the 'Revenues - Reportable Business Segments' section within the Results of Operations.
Revenue growth was driven by our clients' continued adoption and integration of digital technologies as well as pricing improvements but was negatively impacted by challenges attracting and retaining personnel. For the three months ended September 30, 2022, our annualized attrition, including both voluntary and involuntary, was 34.9% as compared to 37.0% for the three months ended September 30, 2021. Attrition and hiring challenges have also resulted in increased cost of delivery.
1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	23	September 30, 2022 Form 10-Q

Operating margin increased to 16.4% for the quarter ended September 30, 2022 from 15.4% for the quarter ended September 30, 2021. Our 2022 operating margin was positively impacted by economies of scale that allowed us to leverage our cost structure over a larger organization, delivery efficiencies, pricing improvements and the depreciation of the Indian rupee against the U.S. dollar, partially offset by increased compensation costs for our delivery personnel (including employees and subcontractors). Our 2021 GAAP operating margin was negatively impacted by the Class Action Settlement Loss, which was excluded from our Adjusted Operating Margin2 in 2021.
Business Outlook
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
Clients will likely continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic factors, including the increasing uncertainty related to the global economy, which could affect their demand for our services.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. Our success is dependent, in large part, on our ability to keep our supply of skilled employees, in particular those with experience in key digital areas, in balance with client demand. Competition for skilled employees in the current labor market is intense, and we continue to experience significantly elevated voluntary attrition. Challenges attracting and retaining personnel have resulted in increased cost of delivery and negatively impacted our ability to satisfy client demand. We expect these impacts to continue for at least the remainder of 2022. Further, our ongoing and anticipated future efforts with respect to recruitment, talent management and employee engagement may not be successful and are likely to continue to result in increased compensation costs. While we strive to adjust pricing to reduce the impact of compensation increases on our operating margin, we may not be successful in fully recovering these increases, which could adversely affect our profitability.
The invasion of Ukraine by Russia and the sanctions and other measures being imposed in response to this conflict have increased the level of economic and political uncertainty worldwide. We do not have employees, facilities or significant operations in either Russia or Ukraine and revenues generated from clients in both countries were immaterial in both 2021 and the first nine months of 2022. However, the continuation of the hostilities or the expansion of the current conflict’s scope into surrounding geographic areas could impact us, our clients, vendors or subcontractors, which could impact our operations and financial performance. We continue to monitor the situation closely to ensure business continuity plans are in place for neighboring countries where we have a presence.
Our future results may be affected by potential tax law changes and other potential regulatory changes, including possible U.S. corporate income tax reform and potentially increased costs for employment and post-employment benefits in India as a result of the Code on Social Security, 2020.

2 Adjusted Operating Margin is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure, as applicable.

Cognizant Technology Solutions	24	September 30, 2022 Form 10-Q

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2022	Revenues	2021	Revenues	$	%
Revenues	$4,857	100.0	$4,744	100.0	$113	2.4
Cost of revenues(a)	3,080	63.4	2,947	62.1	133	4.5
Selling, general and administrative expenses(a)	838	17.3	924	19.5	(86)	(9.3)
Depreciation and amortization expense	141	2.9	144	3.0	(3)	(2.1)
Income from operations	798	16.4	729	15.4	69	9.5
Other income (expense), net	14		2		12	600.0
Income before provision for income taxes	812	16.7	731	15.4	81	11.1
Provision for income taxes	(183)		(187)		4	(2.1)
Net income	$629	13.0	$544	11.5	$85	15.6
Diluted earnings per share	$1.22		$1.03		$0.19	18.4

Other Financial Information[3]
Adjusted Income from Operations and Adjusted Operating Margin	$798	16.4	$749	15.8	$49	6.5
Adjusted Diluted EPS	$1.17		$1.06		$0.11	10.4

(a)Exclusive of depreciation and amortization expense.

Revenues - Overall
During the quarter ended September 30, 2022, revenues increased by $113 million as compared to the quarter ended September 30, 2021, representing growth of 2.4%, or 5.6% on a constant currency basis3. Our recently completed acquisitions contributed 40 basis points to revenue growth while the previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022, negatively impacted revenue growth by 60 basis points. Revenue growth was driven by our clients' continued adoption and integration of digital technologies as well as pricing improvements but was negatively impacted by challenges attracting and retaining personnel. Revenues from clients added since September 30, 2021 were $96 million.

3 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	25	September 30, 2022 Form 10-Q

Revenues - Reportable Business Segments
The following charts set forth revenues and change in revenues by business segment and geography for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021:

	Financial Services				Health Sciences
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC4	Revenues	$	%	CC %[4]
North America	$1,086	11	1.0	1.2	$1,212	50	4.3	4.3
United Kingdom	148	8	5.7	18.6	41	(3)	(6.8)	5.0
Continental Europe	143	(44)	(23.5)	(13.3)	119	1	0.8	12.6
Europe - Total	291	(36)	(11.0)	0.4	160	(2)	(1.2)	10.5
Rest of World	144	2	1.4	7.6	33	3	10.0	22.6
Total	$1,521	(23)	(1.5)	1.6	$1,405	51	3.8	5.5

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[4]	Revenues	$	%	CC %[4]
North America	$779	30	4.0	4.3	$544	44	8.8	8.8
United Kingdom	130	5	4.0	20.8	127	6	5.0	21.7
Continental Europe	143	(2)	(1.4)	13.6	33	(1)	(2.9)	12.0
Europe - Total	273	3	1.1	16.9	160	5	3.2	19.6
Rest of World	96	8	9.1	14.2	79	(5)	(6.0)	2.5
Total	$1,148	41	3.7	8.2	$783	44	6.0	10.4

Financial Services - revenues declined 1.5%, and increased by 1.6% on a constant currency basis[4]

Banking	ê	$46M

Insurance	é	$23M

Revenues declined in this segment but grew on a constant currency basis. Constant currency revenue growth was driven by the growing demand for digital services among public sector clients in the United Kingdom and insurance clients. This was offset by the 180 basis points negative impact related to the previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022. Revenues from clients added since September 30, 2021 were $22 million.4

Health Sciences - revenues increased 3.8%, or 5.5% on a constant currency basis[4]
Effective in the second quarter of 2022, we combined the healthcare operating segment with the life sciences operating segment and renamed our Healthcare reportable segment as Health Sciences. See Note 11 to our unaudited consolidated financial statements for additional information.
Revenue growth was driven by increased demand for digital services among pharmaceutical clients. Revenues from clients added since September 30, 2021 were $11 million.

é	$51M

4 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant Technology Solutions	26	September 30, 2022 Form 10-Q

Products and Resources - revenues increased 3.7%, or 8.2% on a constant currency basis[5]

Manufacturing, Logistics, Energy and Utilities	é	$18M

Retail and Consumer Goods	é	$7M

Travel and Hospitality	é	$16M

Revenue growth in this segment was primarily driven by demand for our digital services among logistics, automotive, consumer goods and travel and hospitality clients. Revenues from clients added since September 30, 2021 were $30 million.5

Communications, Media and Technology - revenues increased 6.0%, or 10.4% on a constant currency basis[5]
In 2022, we combined the communications and media operating segment with the technology operating segment. See Note 11 to our unaudited consolidated financial statements for additional information.
Revenues in this segment reflected growing demand from our technology clients for services related to digital content, primarily driven by the largest clients in this segment, as well as demand for personalized user experiences and data modernization. Revenues from clients added since September 30, 2021 were $33 million.

é	$44M

Revenues - Geographic Markets
Revenues of $4,857 million by geographic market were as follows for the three months ended September 30, 2022:

Q3 2022 as compared to Q3 2021	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[5]
North America	$135	3.9	4.0
United Kingdom	16	3.7	18.7
Continental Europe	(46)	(9.5)	2.9
Europe - Total	(30)	(3.3)	10.3
Rest of World	8	2.3	9.3
Total revenues	$113	2.4	5.6

North America continues to be our largest market, representing 74.6% of total revenues. Outside of the North America region, revenues were negatively impacted by foreign currency exchange rate movements. Constant currency revenue growth in the United Kingdom was strong among Financial Services clients, including certain public sector clients, Products and Resources clients, and Communications, Media and Technology clients. Constant currency revenue growth in the Continental Europe region was driven by our pharmaceutical clients, Products and Resources clients, and Communications, Media and Technology clients, while the previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022, negatively impacted growth in the region by 580 basis points.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$133M
é	1.3% as a % of revenues
¡	% of Revenues

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

Cognizant Technology Solutions	27	September 30, 2022 Form 10-Q

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

ê	$86M
ê	2.2% as a % of revenues
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense decreased by 2.1%, or 0.1% as a percentage of revenues, during the third quarter of 2022 as compared to the third quarter of 2021.

Operating Margin and Adjusted Operating Margin[6] - Overall

Our 2022 operating margin was positively impacted by economies of scale that allowed us to leverage our cost structure over a larger organization, delivery efficiencies, pricing improvements and the depreciation of the Indian rupee against the U.S. dollar, partially offset by increased compensation costs for our delivery personnel (including employees and subcontractors). Our 2021 GAAP operating margin was negatively impacted by the Class Action Settlement Loss, which was excluded from our Adjusted Operating Margin6 in 2021.

A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 23% of our global operating costs during the three months ended September 30, 2022. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee contributed 78 basis points to the improvement in our operating margin for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 137 basis points during the three months ended September 30, 2022. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 18 basis points (excluding the impact of the hedges). The settlement of our cash flow hedges negatively impacted our operating margin by 27 basis points during the three months ended September 30, 2022 while positively impacting our operating margin by 32 basis points during the three months ended September 30, 2021.
We finished the third quarter of 2022 with approximately 349,400 employees. Annualized attrition, including both voluntary and involuntary, was approximately 34.9% for the three months ended September 30, 2022. In both 2021 and 2022, voluntary attrition constituted the vast majority of attrition for the period. Attrition in all periods presented is weighted towards our more junior employees.

¡ Annualized attrition

6 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	28	September 30, 2022 Form 10-Q

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

Segment operating profit and operating margin percentage were as follows:
In 2022, segment operating margins benefited from delivery efficiencies, pricing improvements and the depreciation of the Indian rupee against the U.S. dollar partially offset by increased compensation costs for delivery personnel (including employees and subcontractors).
Total segment operating profit and operating margin were as follows for the three months ended September 30:

(Dollars in millions)	2022	% of Revenues	2021	% of Revenues	Increase
Total segment operating profit	$1,527	31.4	$1,423	30.0	$104
Less: unallocated costs	729		694		35
Income from operations	$798	16.4	$729	15.4	$69

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended September 30:

(in millions)	2022	2021	Increase/ Decrease
Foreign currency exchange (losses)	$(48)	$(4)	$(44)
Gains on foreign exchange forward contracts not designated as hedging instruments	51	1	50
Foreign currency exchange gains (losses), net	3	(3)	6
Interest income	17	7	10
Interest expense	(6)	(3)	(3)
Other, net	—	1	(1)
Total other income (expense), net	$14	$2	$12
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of September 30, 2022, the notional value of our undesignated hedges was $1,210 million. The increase in interest income of $10 million was primarily attributable to higher interest rates in the current period.

Provision for Income Taxes

ê	$4M

¡ Effective Income Tax Rate ê 3.1%

The effective income tax rate decreased primarily due to the recognition in the third quarter of 2022 of an income tax benefit of $36 million related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements. See Note 6 to our unaudited consolidated financial statements for additional information.

Cognizant Technology Solutions	29	September 30, 2022 Form 10-Q

Net Income
The increase in net income was primarily driven by higher income from operations and a lower effective tax rate.

é	$85M

¡ é 1.5% of Revenues

Non-GAAP Financial Measures
Portions of our disclosure include non-GAAP financial measures. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of non-GAAP financial measures to the corresponding GAAP measures set forth below should be carefully evaluated.
Our non-GAAP financial measures Adjusted Operating Margin and Adjusted Income From Operations exclude unusual items, such as the Class Action Litigation Settlement in the third quarter of 2021. Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, such as the Class Action Litigation Settlement in the third quarter of 2021 and the effect of recognition in the third quarter of 2022 of an income tax benefit related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements, net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.

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

Cognizant Technology Solutions	30	September 30, 2022 Form 10-Q

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

	2022	% of Revenues	2021	% of Revenues
GAAP income from operations and operating margin	$798	16.4	$729	15.4
Class Action Settlement Loss (1)	—	—	20	0.4
Adjusted Income from Operations and Adjusted Operating Margin	$798	16.4	$749	15.8

GAAP diluted EPS	$1.22		$1.03
Effect of above adjustments, pre-tax	—		0.04
Non-operating foreign currency exchange (gains) losses, pre-tax (2)	(0.01)		0.01
Tax effect of above adjustments (3)	0.03		(0.02)
Effect of recognition of income tax benefit related to an uncertain tax position (4)	(0.07)		—
Adjusted Diluted EPS	$1.17		$1.06

(1)During the three months ended September 30, 2021, we recorded a Class Action Settlement Loss in "Selling, general and administrative expenses" in our unaudited consolidated financial statements. For further information, see "Note 15 - Commitments and Contingencies" in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
(2)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(3)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended September 30,
(in millions)	2022	2021
Non-GAAP income tax benefit (expense) related to:
Class Action Settlement Loss	—	6
Foreign currency exchange gains and losses	(15)	3
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
(4)During the three months ended September 30, 2022, we recognized an income tax benefit of $36 million related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements. The recognition of the benefit in the third quarter of 2022 was based on management’s reassessment regarding whether this unrecognized tax benefit met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefit.

Cognizant Technology Solutions	31	September 30, 2022 Form 10-Q

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2022	Revenues	2021	Revenues	$	%
Revenues	$14,589	100.0	$13,730	100.0	$859	6.3
Cost of revenues(a)	9,296	63.7	8,574	62.4	722	8.4
Selling, general and administrative expenses(a)	2,583	17.7	2,632	19.2	(49)	(1.9)
Depreciation and amortization expense	428	2.9	430	3.1	(2)	(0.5)
Income from operations	2,282	15.6	2,094	15.3	188	9.0
Other income (expense), net	20		(4)		24	*
Income before provision for income taxes	2,302	15.8	2,090	15.2	212	10.1
Provision for income taxes	(537)		(531)		(6)	1.1
Income (loss) from equity method investments	4		2		2	100.0
Net income	$1,769	12.1	$1,561	11.4	$208	13.3
Diluted EPS	$3.40		$2.96		$0.44	14.9
Other Financial Information[7]
Adjusted Income From Operations and Adjusted Operating Margin	$2,282	15.6	$2,114	15.4	$168	7.9
Adjusted Diluted EPS	$3.40		$3.02		$0.38	12.6

(a)Exclusive of depreciation and amortization expense.
*Not meaningful

Revenues - Overall
During the nine months ended September 30, 2022, revenues increased by $859 million as compared to the nine months ended September 30, 2021, representing growth of 6.3%, or 8.6% on a constant currency basis7. Our recently completed acquisitions contributed 120 basis points to revenue growth while the previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022, negatively impacted revenue growth by 60 basis points. Revenue growth was driven by our clients' continued adoption and integration of digital technologies but was negatively impacted by challenges attracting and retaining personnel. Revenues from clients added since September 30, 2021, including those related to acquisitions, were $208 million.

7 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant Technology Solutions	32	September 30, 2022 Form 10-Q

Revenues - Reportable Business Segments
The following charts set forth revenues and change in revenues by business segment and geography for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021:

	Financial Services				Health Sciences
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[8]	Revenues	$	%	CC %[8]
North America	$3,270	133	4.2	4.4	$3,617	223	6.6	6.6
United Kingdom	446	51	12.9	21.4	129	—	—	8.2
Continental Europe	443	(122)	(21.6)	(13.9)	365	9	2.5	11.4
Europe - Total	889	(71)	(7.4)	0.6	494	9	1.9	10.5
Rest of World	432	25	6.1	11.4	94	6	6.8	15.3
Total	$4,591	87	1.9	4.2	$4,205	238	6.0	7.3

	Products and Resources				Communications, Media and Technology
		Increase / (Decrease)				Increase / (Decrease)
Dollars in millions	Revenues	$	%	CC %[8]	Revenues	$	%	CC %[8]
North America	$2,310	120	5.5	5.7	$1,649	229	16.1	16.2
United Kingdom	396	49	14.1	25.5	386	54	16.3	28.4
Continental Europe	431	51	13.4	26.3	103	(18)	(14.9)	(4.3)
Europe - Total	827	100	13.8	25.9	489	36	7.9	19.7
Rest of World	281	38	15.6	19.7	237	11	4.9	11.4
Total	$3,418	258	8.2	11.4	$2,375	276	13.1	16.4

Financial Services - revenues increased 1.9%, or 4.2% on a constant currency basis[8]

Banking	ê	$19M

Insurance	é	$106M

Revenue growth reflects the growing demand for digital services among U.S. regional banks, public sector clients in the United Kingdom and insurance clients. The previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022, negatively impacted revenue growth in this segment by 170 basis points.8Revenues from clients added since September 30, 2021 were $46 million.

Health Sciences - revenues increased 6.0%, or 7.3% on a constant currency basis[8]
Effective in the second quarter of 2022, we combined the healthcare operating segment with the life sciences operating segment and renamed our Healthcare reportable segment to Health Sciences. See Note 11 to our unaudited consolidated financial statements for additional information.
Revenue growth was driven by increased demand for digital services among pharmaceutical clients. Revenues from clients added since September 30, 2021 were $23 million.

é	$238M

8 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant Technology Solutions	33	September 30, 2022 Form 10-Q

Products and Resources - revenues increased 8.2%, or 11.4% on a constant currency basis[9]

Manufacturing, Logistics, Energy and Utilities	é	$131M

Retail and Consumer Goods	é	$79M

Travel and Hospitality	é	$48M

Revenue growth in this segment was primarily driven by demand for our digital services among automotive, logistics, consumer goods and travel and hospitality clients. Revenue growth in this segment included approximately 250 basis points related to recently completed acquisitions. Revenues from clients added since September 30, 2021 were $58 million.9

Communications, Media and Technology - revenues increased 13.1%, or 16.4% on a constant currency basis[9]
In 2022, we combined the communications and media operating segment with the technology operating segment. See Note 11 to our unaudited consolidated financial statements for additional information.
Revenues in this segment reflected growing demand from our technology clients for services related to digital content, primarily driven by the largest clients in this segment, as well as demand for personalized user experiences and data modernization. Revenues from clients added since September 30, 2021 were $81 million.

é	$276M

Revenues - Geographic Markets
Revenues of $14,589 million by geographic market were as follows for the nine months ended September 30, 2022:

YTD 2022 as compared to YTD 2021	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[9]
North America	$705	7.0	7.1
United Kingdom	154	12.8	23.1
Continental Europe	(80)	(5.6)	4.0
Europe - Total	74	2.8	12.7
Rest of World	80	8.3	13.8
Total revenues	$859	6.3	8.6
North America continues to be our largest market, representing 74.3% of total revenues for the nine months ended September 30, 2022. Outside of our North America region, revenues were negatively impacted by foreign currency exchange rate movements. Constant currency revenue growth in the United Kingdom was strong among Financial Services clients, including certain public sector clients, Products and Resources clients, and Communications, Media and Technology clients. Constant currency revenue growth in the Continental Europe region was driven by growth in the German market, which benefited from an acquisition that closed in the first half of 2021 and strong demand from our pharmaceutical clients, partially offset by a negative 530 basis points impact from the previously disclosed sale of the Samlink subsidiary, which was completed on February 1, 2022. Constant currency revenue growth in the Rest of World region was primarily driven by the Australian market, which benefited from an acquisition that closed in the first half of 2021.

9 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant Technology Solutions	34	September 30, 2022 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$722M
é	1.3% as a % of revenues
¡	% of Revenues

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

ê	$49M
ê	1.5% as a % of revenues
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense decreased 0.5%, and by 0.2% as a percentage of revenues, during the nine months ended September 30, 2022 as compared to the 2021 period.

Operating Margin and Adjusted Operating Margin[10]- Overall

Our 2022 operating margin was positively impacted by economies of scale that allowed us to leverage our cost structure over a larger organization, delivery efficiencies and the depreciation of the Indian rupee against the U.S. dollar, partially offset by increased compensation costs for our delivery personnel (including employees and subcontractors). Our 2021 GAAP operating margin was negatively impacted by the Class Action Settlement Loss, which was excluded from our Adjusted Operating Margin10 in 2021.
Net of the impact of the hedges, the depreciation of the Indian rupee contributed 61 basis points to the improvement in our operating margin for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 93 basis points during the nine months ended September 30, 2022. The settlement of our cash flow hedges positively impacted our operating margin by 4 basis points during the nine months ended September 30, 2022 and by 36 basis points during the 2021 period.

10 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	35	September 30, 2022 Form 10-Q

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
In 2022, segment operating margins benefited from delivery efficiencies and the depreciation of the Indian rupee against the U.S. dollar offset by increased compensation costs for delivery personnel (including employees and subcontractors). The 2022 Health Sciences segment operating margin was negatively affected by investments to support revenue growth and elevated pricing pressure on non-digital services.
Total segment operating profit and margin were as follows for the nine months ended September 30:

(Dollars in millions)	2022	% of Revenues	2021	% of Revenues	Increase
Total segment operating profit	$4,365	29.9	$4,106	29.9	$259
Less: unallocated costs	2,083		2,012		71
Income from operations	$2,282	15.6	$2,094	15.3	$188

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the nine months ended September 30:

(in millions)	2022	2021	Increase/ Decrease
Foreign currency exchange (losses)	$(97)	$(26)	$(71)
Gains on foreign exchange forward contracts not designated as hedging instruments	96	7	89
Foreign currency exchange gains (losses), net	(1)	(19)	18
Interest income	32	23	9
Interest expense	(11)	(7)	(4)
Other, net	—	(1)	1
Total other income (expense), net	$20	$(4)	$24
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. The increase in interest income of $9 million was primarily attributable to higher interest rates in the current period.

Cognizant Technology Solutions	36	September 30, 2022 Form 10-Q

Provision for Income Taxes

é	$6M

¡ Effective Income Tax Rate ê 2.1%

The effective income tax rate in the nine months ended September 30, 2022 decreased as compared to the 2021 period primarily due to the recognition in the third quarter of 2022 of an income tax benefit of $36 million related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements and higher discrete tax benefits related to the impact of depreciation of the Indian rupee against the U.S. dollar on our undistributed foreign earnings. See Note 6 to our unaudited consolidated financial statements for additional information.

Net Income
The increase in net income was driven by higher income from operations and a lower effective income tax rate.

é	$208M

¡ é 0.7% of Revenues

Non-GAAP Financial Measures
See “Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 – Non-GAAP Financial Measures” above for additional information about our use of non-GAAP financial measures.
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

(Dollars in millions, except per share amounts)	2022	% of Revenues	2021	% of Revenues
GAAP income from operations and operating margin	$2,282	15.6	$2,094	15.3
Class Action Settlement Loss (1)	—	—	20	0.1
Adjusted Income from Operations and Adjusted Operating Margin	$2,282	15.6	$2,114	15.4

GAAP diluted EPS	$3.40		$2.96
Effect of above adjustments, pre-tax	—		0.04
Non-operating foreign currency exchange (gains) losses, pre-tax (2)	—		0.03
Tax effect of above adjustments (3)	0.07		(0.01)
Effect of recognition of income tax benefit related to an uncertain tax position (4)	(0.07)		—
Adjusted Diluted EPS	$3.40		$3.02

(1)During the three months ended September 30, 2021, we recorded a Class Action Settlement Loss in "Selling, general and administrative expenses" in our unaudited consolidated financial statements. For further information, see "Note 15 - Commitments and Contingencies" in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
(2)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(3)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

(in millions)	Nine Months Ended September 30,
	2022	2021
Non-GAAP income tax benefit (expense) related to:
Class Action Settlement Loss	—	6
Foreign currency exchange gains and losses	(35)	(3)

Cognizant Technology Solutions	37	September 30, 2022 Form 10-Q

(4)During the three months ended September 30, 2022, we recognized an income tax benefit of $36 million related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements. The recognition of the benefit in the third quarter of 2022 was based on management’s reassessment regarding whether this unrecognized tax benefit met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefit.
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

Liquidity and Capital Resources
Our cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $2,731 million and available capacity under our credit facilities of approximately $1,909 million.

The following table provides a summary of cash flows for the nine months ended September 30:

(in millions)	2022	2021	Increase / Decrease
Net cash provided by (used in):
Operating activities	$1,866	$1,670	$196
Investing activities	(28)	(1,666)	1,638
Financing activities	(1,508)	(1,007)	(501)
Operating activities
The increase in cash provided by operating activities for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by higher income from operations.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 74 days as of September 30, 2022, 72 days as of September 30, 2021, and 69 days as of December 31, 2021.

Investing activities
The decrease in cash used in investing activities for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by net maturities of investments in 2022 as compared to net purchases of investments in 2021 as well as payments for business combinations in 2021.
Financing activities
The increase in cash used in financing activities for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by higher repurchases of common stock.
The Credit Agreement provided for a $750 million Term Loan and a $1,750 million unsecured revolving credit facility, which were due to mature in November 2023. As of September 30, 2022, we had no outstanding balance on the revolving credit facility. In October 2022, we completed a debt refinancing and entered into the New Credit Agreement with a commercial bank syndicate providing for a $650 million New Term Loan and a $1,850 million unsecured revolving credit facility, which are due to mature in October 2027. The Credit Agreement was terminated upon the closing of the New Credit Agreement and the proceeds from the New Term Loan were used primarily to repay our outstanding Term Loan balance. We are required under the New Credit Agreement to make scheduled quarterly principal payments on the New Term Loan beginning in December 2023. See Note 5 to our unaudited consolidated financial statements.
The New Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50:1.00, or for a period of up to four quarters following certain material acquisitions, 3.75:1.00.

Cognizant Technology Solutions	38	September 30, 2022 Form 10-Q

In March 2022, our India subsidiary renewed its one-year 13 billion Indian rupee ($159 million at the September 30, 2022 exchange rate) working capital facility, which requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually. As of September 30, 2022, we have not borrowed funds under this facility.
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
We expect operating cash flows, cash and short-term investment balances, together with the available capacity under our revolving credit facilities, to be sufficient to meet our operating requirements, including purchase commitments, making Tax Reform Act transition tax payments and servicing our debt for the next twelve months. The ability to expand and grow our business in accordance with current plans, make acquisitions, meet long-term capital requirements beyond a twelve-month period and execute our capital return plan will depend on many factors, including the rate, if any, at which cash flow increases, our ability and willingness to pay for acquisitions with capital stock and the availability of public and private debt, including the ability to extend the maturity or refinance our existing debt, and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

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

Cognizant Technology Solutions	39	September 30, 2022 Form 10-Q

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
•our ability to attract, train and retain skilled employees, including highly skilled technical personnel and personnel with experience in key digital areas and senior management to lead our business globally, at an acceptable cost;
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

Cognizant Technology Solutions	40	September 30, 2022 Form 10-Q

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	41	September 30, 2022 Form 10-Q

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
Our stock repurchase program, as amended by our Board of Directors in November 2022, allows for the repurchase of up to $11.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan or in private transactions, including through ASR agreements entered into with financial institutions, in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining authorized balance of $1,075 million as of September 30, 2022. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and will depend upon market conditions and other factors.
During the three months ended September 30, 2022, we repurchased $300 million of our Class A common stock under our stock repurchase program. The stock repurchase activity under our stock repurchase program during the three months ended September 30, 2022 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2022 - July 31, 2022	—	$—	—	$1,375
August 1, 2022 - August 31, 2022	2,184,179	67.60	2,184,179	1,227
September 1, 2022 - September 30, 2022	2,459,916	61.93	2,459,916	1,075
Total	4,644,095	$64.60	4,644,095
During the three months ended September 30, 2022, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended September 30, 2022, such repurchases totaled 0.2 million shares at an aggregate cost of $15 million.

Cognizant Technology Solutions	42	September 30, 2022 Form 10-Q

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
10.1	Credit Agreement, dated October 6, 2022, among Cognizant Technology Solutions Corporation, Cognizant Worldwide Limited, certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	000-24429	10.1	10/7/2022
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	43	September 30, 2022 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	November 2, 2022	By:	/s/ BRIAN HUMPHRIES
Brian Humphries,
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ JAN SIEGMUND
Jan Siegmund,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	44	September 30, 2022 Form 10-Q