Form 10-Q
period 2023-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2023-05-04
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2023
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2023:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	507,477,456

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
Adjusted Diluted EPS	Adjusted diluted earnings per share
ASC	Accounting Standards Codification
ASR	Accelerated Stock Repurchase
CC	Constant Currency
CE	Continental Europe
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
Credit Agreement	Credit agreement with a commercial bank syndicate dated October 6, 2022
CTS India	Our principal operating subsidiary in India
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
EPS	Earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
HS	Health Sciences
High Court	Madras, India High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IoT	Internet of Things
IRS	Internal Revenue Service
ITD	Indian Income Tax Department
Mobica	MOBICA HOLDINGS LIMITED
NA	North America
P&R	Products & Resources
RoW	Rest of World
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan under the Credit Agreement
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant Technology Solutions	1	March 31, 2023 Form 10-Q

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
•our ability to successfully implement our NextGen program and the amount of costs, timing of incurring costs, and ultimate benefits of such plans;
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

Cognizant Technology Solutions	2	March 31, 2023 Form 10-Q

•potential exposure to litigation and legal claims in the conduct of our business; and
•the factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Cognizant Technology Solutions	3	March 31, 2023 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,458	$2,191
Short-term investments	23	310
Trade accounts receivable, net	3,718	3,796
Other current assets	1,029	969
Total current assets	7,228	7,266
Property and equipment, net	1,102	1,101
Operating lease assets, net	842	876
Goodwill	6,040	5,710
Intangible assets, net	1,262	1,168
Deferred income tax assets, net	666	642
Long-term investments	424	427
Other noncurrent assets	583	662
Total assets	$18,147	$17,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$332	$360
Deferred revenue	469	398
Short-term debt	16	8
Operating lease liabilities	173	174
Accrued expenses and other current liabilities	2,331	2,407
Total current liabilities	3,321	3,347
Deferred revenue, noncurrent	32	19
Operating lease liabilities, noncurrent	688	714
Deferred income tax liabilities, net	215	180
Long-term debt	630	638
Long-term income taxes payable	283	283
Other noncurrent liabilities	317	362
Total liabilities	5,486	5,543
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 507 and 509 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	22	15
Retained earnings	12,856	12,588
Accumulated other comprehensive income (loss)	(222)	(299)
Total stockholders’ equity	12,661	12,309
Total liabilities and stockholders’ equity	$18,147	$17,852
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	March 31, 2023 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended March 31,
	2023	2022
Revenues	$4,812	$4,826
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,143	3,097
Selling, general and administrative expenses	835	862
Depreciation and amortization expense	132	143
Income from operations	702	724
Other income (expense), net:
Interest income	30	6
Interest expense	(9)	(2)
Foreign currency exchange gains (losses), net	12	—
Other, net	3	1
Total other income (expense), net	36	5
Income before provision for income taxes	738	729
Provision for income taxes	(158)	(170)
Income (loss) from equity method investments	—	4
Net income	$580	$563
Basic earnings per share	$1.14	$1.07
Diluted earnings per share	$1.14	$1.07
Weighted average number of common shares outstanding - Basic	509	524
Dilutive effect of shares issuable under stock-based compensation plans	—	1
Weighted average number of common shares outstanding - Diluted	509	525
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	March 31, 2023 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended March 31,
	2023	2022
Net income	$580	$563
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	43	(37)
Unrealized gains and losses on cash flow hedges	34	(19)
Other comprehensive income (loss)	77	(56)
Comprehensive income	$657	$507
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	March 31, 2023 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2022	509	$5	$15	$12,588	$(299)	$12,309
Net income	—	—	—	580	—	580
Other comprehensive income (loss)	—	—	—	—	77	77
Common stock issued, stock-based compensation plans	2	—	23	—	—	23
Stock-based compensation expense	—	—	44	—	—	44
Repurchases of common stock	(4)	—	(60)	(163)	—	(223)
Dividends declared, $0.29 per share	—	—	—	(149)	—	(149)
Balance, March 31, 2023	507	$5	$22	$12,856	$(222)	$12,661

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2021	525	$5	$27	$11,922	$37	$11,991
Net income	—	—	—	563	—	563
Other comprehensive income (loss)	—	—	—	—	(56)	(56)
Common stock issued, stock-based compensation plans	1	—	31	—	—	31
Stock-based compensation expense	—	—	56	—	—	56
Repurchases of common stock	(5)	—	(83)	(387)	—	(470)
Dividends declared, $0.27 per share	—	—	—	(142)	—	(142)
Balance, March 31, 2022	521	$5	$31	$11,956	$(19)	$11,973
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	7	March 31, 2023 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$580	$563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	143
Deferred income taxes	(16)	70
Stock-based compensation expense	44	56
Other	27	27
Changes in assets and liabilities:
Trade accounts receivable	89	(117)
Other current and noncurrent assets	(17)	(73)
Accounts payable	(26)	35
Deferred revenues, current and noncurrent	71	36
Other current and noncurrent liabilities	(155)	(434)
Net cash provided by operating activities	729	306
Cash flows from investing activities:
Purchases of property and equipment	(98)	(120)
Purchases of available-for-sale investment securities	—	(65)
Proceeds from maturity or sale of available-for-sale investment securities	225	310
Purchases of held-to-maturity investment securities	(3)	(16)
Proceeds from maturity of held-to-maturity investment securities	15	20
Purchases of other investments	(26)	(39)
Proceeds from maturity or sale of other investments	81	591
Proceeds from sales of businesses	—	19
Payments for business combinations, net of cash acquired	(409)	—
Net cash (used in) provided by investing activities	(215)	700
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	23	31
Repurchases of common stock	(222)	(474)
Repayment of Term Loan borrowings and finance lease and earnout obligations	(1)	(14)
Dividends paid	(150)	(143)
Net cash (used in) financing activities	(350)	(600)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(6)
Increase in cash, cash equivalents and restricted cash	164	400
Cash, cash equivalents and restricted cash beginning of year	2,294	1,792
Cash and cash equivalents, end of period	$2,458	$2,192
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	8	March 31, 2023 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Consolidated Financial Statements
The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements included herein in accordance with GAAP and the Exchange Act. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2022. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited consolidated financial statements have been included and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

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

	Three Months Ended March 31, 2023

(in millions)	Financial Services	Health Sciences	Products and Resources	Communications, Media and Technology	Total
Revenues
Geography:
North America	$1,033	$1,248	$741	$523	$3,545
United Kingdom	162	37	132	147	478
Continental Europe	152	124	150	35	461
Europe - Total	314	161	282	182	939
Rest of World	129	24	95	80	328
Total	$1,476	$1,433	$1,118	$785	$4,812

Service line:
Consulting and technology services	$1,000	$812	$732	$442	$2,986
Outsourcing services	476	621	386	343	1,826
Total	$1,476	$1,433	$1,118	$785	$4,812

Type of contract:
Time and materials	$861	$490	$445	$464	$2,260
Fixed-price	545	650	585	293	2,073
Transaction or volume-based	70	293	88	28	479
Total	$1,476	$1,433	$1,118	$785	$4,812

Cognizant Technology Solutions	9	March 31, 2023 Form 10-Q

	Three Months Ended March 31, 2022

(in millions)	Financial Services	Health Sciences	Products and Resources	Communications, Media and Technology	Total
Revenues
Geography:
North America	$1,080	$1,195	$761	$533	$3,569
United Kingdom	151	44	132	126	453
Continental Europe	157	120	145	37	459
Europe - Total	308	164	277	163	912
Rest of World	140	33	92	80	345
Total	$1,528	$1,392	$1,130	$776	$4,826

Service line:
Consulting and technology services	$1,057	$804	$754	$448	$3,063
Outsourcing services	471	588	376	328	1,763
Total	$1,528	$1,392	$1,130	$776	$4,826

Type of contract:
Time and materials	$890	$494	$467	$448	$2,299
Fixed-price	557	618	572	292	2,039
Transaction or volume-based	81	280	91	36	488
Total	$1,528	$1,392	$1,130	$776	$4,826
Costs to Fulfill
The following table presents information related to the capitalized costs to fulfill for the three months ended March 31:

(in millions)	2023	2022
Beginning balance	$265	$394
Costs capitalized	15	12
Amortization expense	(22)	(27)
Ending balance	$258	$379
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows movements in contract assets for the three months ended March 31:

(in millions)	2023	2022
Beginning balance	$326	$310
Revenues recognized during the period but not billed	248	259
Amounts reclassified to trade accounts receivable	(223)	(202)
Amounts acquired in business combinations	9	—
Ending balance	$360	$367
The table below shows movements in the deferred revenue balances (current and noncurrent) for the three months ended March 31:

(in millions)	2023	2022
Beginning balance	$417	$443
Amounts billed but not recognized as revenues	322	396
Revenues recognized related to the beginning balance of deferred revenue	(251)	(361)
Amounts acquired in business combinations	13	—
Ending balance	$501	$478
Revenues recognized during the three months ended March 31, 2023 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Cognizant Technology Solutions	10	March 31, 2023 Form 10-Q

Remaining Performance Obligations
As of March 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was $3,680 million, of which approximately 50% is expected to be recognized as revenues within 2 years and 80% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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

(in millions)	2023	2022
Beginning balance	$43	$50
Credit loss expense	4	9
Write-offs charged against the allowance	(11)	(2)
Ending balance	$36	$57

Note 3 — Business Combinations
Acquisitions completed during the three months ended March 31, 2023 were not individually or in the aggregate material to our operations. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to tangible and intangible assets acquired and liabilities assumed, including goodwill, based on their estimated fair values.
During the three months ended March 31, 2023, we acquired 100% ownership in each of the following:
•certain net assets of OneSource Virtual, the professional and application management services business of OneSource Virtual, Inc. and OneSource Virtual (UK) Ltd., a leading provider of Workday services, solutions and products, acquired to complement our existing finance and human resources advisory implementation services related to Workday (acquired January 1, 2023), and
•Mobica, an IoT software engineering services provider, acquired to expand our IoT embedded software engineering capabilities (acquired March 10, 2023).

Cognizant Technology Solutions	11	March 31, 2023 Form 10-Q

The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	OneSource Virtual	Mobica	Total	Weighted Average Useful Life
Cash	$—	$20	$20
Trade accounts receivable	—	10	10
Other current assets	4	8	12
Property and equipment and other assets	1	6	7
Non-deductible goodwill	18	203	221
Tax-deductible goodwill	88	—	88
Customer relationship assets	11	118	129	10.9 years
Current liabilities	(17)	(38)	(55)
Noncurrent liabilities	(1)	(2)	(3)
Purchase price	$104	$325	$429

Goodwill from our acquisition of OneSource Virtual is expected to benefit all of our reportable segments and has been allocated as such. Goodwill from our acquisition of Mobica has been allocated to our Financial Services, Products and Resources and Communications, Media and Technology segments. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an identifiable intangible asset. The above allocations are preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

Note 4 — Investments
Our investments were as follows:

(in millions)	March 31, 2023	December 31, 2022
Short-term investments:
Equity investment security	$10	$10
Available-for-sale investment securities	—	225
Held-to-maturity investment securities	12	24
Time deposits	1	51
Total short-term investments	$23	$310

Long-term investments:
Other investments	$64	$70
Restricted time deposits(1)	360	357
Total long-term investments	$424	$427

(1)See Note 7.
Equity Investment Security
Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the three months ended March 31, 2023 and 2022.
Available-for-Sale Investment Securities
As of March 31, 2023, we had no available-for-sale investment securities. As of December 31, 2022, the amortized cost and fair value of the available-for-sale investments were each $225 million. Our available-for-sale investment securities consisted of highly rated U.S. dollar denominated investments in certificates of deposit and commercial paper maturing within one year. Unrealized losses were immaterial as of December 31, 2022. There were no realized gains or losses related to the available-for-sale investment securities during the three months ended March 31, 2023 and 2022. There were no sales of available-for sale investment securities during the three months ended March 31, 2023 and 2022.

Cognizant Technology Solutions	12	March 31, 2023 Form 10-Q

Held-to-Maturity Investment Securities
Our held-to-maturity investment securities consist of Indian rupee denominated investments in commercial paper and international corporate bonds. The basis for the measurement of fair value of the held-to-maturity investment securities is Level 2 in the fair value hierarchy.
The amortized cost and fair value of corporate debt securities as of March 31, 2023 and December 31, 2022 were each $6 million and $12 million, respectively. The amortized cost and fair value of commercial paper securities as of March 31, 2023 and December 31, 2022 were each $6 million and $12 million, respectively.
As of March 31, 2023, $6 million of corporate debt securities and $6 million of commercial paper were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months. As of December 31, 2022, $12 million of corporate debt securities and $12 million of commercial paper were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months.
The securities in our portfolio are highly rated and short-term in nature. As of March 31, 2023, the corporate debt securities were rated AA+ or better and the commercial paper securities were rated A-1+ by CRISIL, an Indian subsidiary of S&P Global, or ICRA, the Indian affiliate of Moody's.
Other Investments
As of March 31, 2023 and December 31, 2022, we had equity method investments of $62 million and $68 million, respectively, primarily related to an investment in the technology sector. As of each of March 31, 2023 and December 31, 2022, we had equity securities without a readily determinable fair value of $2 million.

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2023	December 31, 2022
Compensation and benefits	$1,206	$1,446
Customer volume and other incentives	251	222
Income taxes	348	217
Professional fees	154	165
Other	372	357
Total accrued expenses and other current liabilities	$2,331	$2,407

Note 6 — Debt

In 2022, we entered into the Credit Agreement providing for the $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan beginning in December 2023.

The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement. Initially, the Term Loan is a Term Benchmark loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of March 31, 2023.
In March 2023, our India subsidiary renewed its working capital facility at 15 billion Indian rupees ($183 million at the March 31, 2023 exchange rate). The facility requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days of disbursement. This working capital facility

Cognizant Technology Solutions	13	March 31, 2023 Form 10-Q

contains affirmative and negative covenants and may be renewed annually. As of March 31, 2023, we have not borrowed funds under this facility or any of its predecessor facilities.
Short-term Debt
As of March 31, 2023 and December 31, 2022, we had $16 million and $8 million, respectively of short-term debt related to current maturities of our Term Loan.
Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	March 31, 2023	December 31, 2022
Term Loan	$650	$650
Less:
Current maturities	(16)	(8)
Unamortized deferred financing costs	(4)	(4)
Long-term debt, net of current maturities	$630	$638
The carrying value of our debt approximated its fair value as of March 31, 2023 and December 31, 2022.

Note 7 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2023	2022
Effective income tax rate	21.4%	23.3%
In March 2023, we reached an agreement with the IRS, which effectively settled tax years 2017 and 2018. As a result of this effective settlement, in the first quarter of 2023, we recorded a reduction of $42 million to our uncertain tax position balance, which resulted in a $25 million discrete benefit to the provision for income taxes and a $17 million adjustment to our current income tax balance sheet accounts. The effective tax rate for the three months ended March 31, 2023 decreased primarily as a result of this discrete benefit. Tax years that remain subject to examination by the IRS are 2019 onward.
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($402 million at the March 31, 2023 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. As of each of March 31, 2023 and December 31, 2022, the deposit with the ITD was $60 million, presented in "Other noncurrent assets". Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount. As of March 31, 2023 and December 31, 2022, the balance of deposits under lien was 30 billion Indian rupees, including previously earned interest, or $360 million and $357 million, respectively, as presented in "Long-term investments". The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.
In April 2020, we received a formal assessment from the ITD on the 2016 transaction, which is consistent with the ITD's previous assertions. In June 2020, we filed an appeal against this assessment to the CITA. In March 2022, we received a negative decision from the CITA. The matter is currently pending before the Income Tax Appellate Tribunal.

We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of March 31, 2023.

Cognizant Technology Solutions	14	March 31, 2023 Form 10-Q

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		March 31, 2023		December 31, 2022
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$5	$—	$1	$—
	Other noncurrent assets	3	—	1	—
	Accrued expenses and other current liabilities	—	26	—	53
	Other noncurrent liabilities	—	5	—	17
	Total	8	31	2	70
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	2	—	4	—
	Accrued expenses and other current liabilities	—	10	—	5
	Total	2	10	4	5
Total		$10	$41	$6	$75
Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2023, 2024 and the first three months of 2025. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of March 31, 2023, we estimate that $16 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

Cognizant Technology Solutions	15	March 31, 2023 Form 10-Q

The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	March 31, 2023	December 31, 2022
2023	$1,513	$1,865
2024	1,235	1,010
2025	190	—
Total notional value of contracts outstanding (1)	$2,938	$2,875

(1)Includes $20 million notional value of option contracts as of March 31, 2023, with the remaining notional value related to forward contracts. There were no option contracts outstanding as of December 31, 2022.
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended March 31:

(in millions)	Change in Derivative Gains and Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net (Losses) and Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Losses) and Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2023	2022		2023	2022
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$33	$(10)	Cost of revenues	$(11)	$12
			SG&A expenses	(1)	1
			Total	$(12)	$13

The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 10.
Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the second quarter of 2023. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	March 31, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$1,505	$(8)	$1,433	$(1)
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the three months ended March 31:

	Location of Net (Losses) Gains on Derivative Instruments	Amount of Net (Losses) Gains on Derivative Instruments
(in millions)		2023	2022
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(10)	$13
The related cash flow impacts of all the derivative activities are reflected as cash flows from operating activities.

Cognizant Technology Solutions	16	March 31, 2023 Form 10-Q

Note 9 — Fair Value Measurements
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2023:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$554	$—	$—	$554
Time deposits	—	604	—	604
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	10	—	—	10
Other current assets:
Foreign exchange forward contracts	—	7	—	7
Long-term investments:
Restricted time deposits(1)	—	360	—	360
Other noncurrent assets
Foreign exchange forward contracts	—	3	—	3
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(36)	—	(36)
Contingent consideration liabilities	—	—	(10)	(10)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(5)	—	(5)
Contingent consideration liabilities	—	—	(24)	(24)

(1)See Note 7.

Cognizant Technology Solutions	17	March 31, 2023 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2022:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$367	$—	$—	$367
Time deposits	—	359	—	359
Commercial paper	—	512	—	512
Short-term investments:
Time deposits	—	51	—	51
Equity investment security	10	—	—	10
Available-for-sale investment securities:
Certificates of deposit and commercial paper	—	225	—	225
Other current assets:
Foreign exchange forward contracts	—	5	—	5
Long-term investments:
Restricted time deposits(1)	—	357	—	357
Other noncurrent assets:
Foreign exchange forward contracts	—	1	—	1
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(58)	—	(58)
Contingent consideration liabilities	—	—	(9)	(9)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(17)	—	(17)
Contingent consideration liabilities	—	—	(13)	(13)

(1)See Note 7.
The following table summarizes the changes in Level 3 contingent consideration liabilities for the three months ended:

(in millions)	March 31, 2023	March 31, 2022
Beginning balance	$22	$35
Initial measurement recognized at acquisition	—	1
Change in fair value recognized in SG&A expenses	12	3
Payments	—	(3)
Ending balance	$34	$36
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The fair value of certificates of deposit and commercial paper is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. The carrying value of the time deposits approximated fair value as of March 31, 2023 and December 31, 2022.
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
During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	18	March 31, 2023 Form 10-Q

Note 10 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three months ended March 31, 2023:

(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(256)	$8	$(248)
Change in foreign currency translation adjustments	41	2	43
Ending balance	$(215)	$10	$(205)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$(68)	$17	$(51)
Unrealized gains arising during the period	33	(8)	25
Reclassifications of net loss:
Cost of revenues	11	(3)	8
SG&A expenses	1	—	1
Net change	45	(11)	34
Ending balance	$(23)	$6	$(17)
Accumulated other comprehensive income (loss):
Beginning balance	$(324)	$25	$(299)
Other comprehensive income (loss)	86	(9)	77
Ending balance	$(238)	$16	$(222)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three months ended March 31, 2022:

(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(22)	$2	$(20)
Change in foreign currency translation adjustments	(38)	1	(37)
Ending balance	$(60)	$3	$(57)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$71	$(14)	$57
Unrealized (losses) arising during the period	(10)	2	(8)
Reclassifications of net (gains) to:
Cost of revenues	(12)	2	(10)
SG&A expenses	(1)	—	(1)
Net change	(23)	4	(19)
Ending balance	$48	$(10)	$38
Accumulated other comprehensive income (loss):
Beginning balance	$49	$(12)	$37
Other comprehensive income (loss)	(61)	5	(56)
Ending balance	$(12)	$(7)	$(19)

Cognizant Technology Solutions	19	March 31, 2023 Form 10-Q

Note 11— Commitments and Contingencies
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

On February 22, 2017, April 7, 2017, May 10, 2017 and March 11, 2019, four additional putative shareholder derivative complaints were filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. These actions were consolidated in an order dated May 14, 2019. On August 3, 2020, lead plaintiffs filed a consolidated amended complaint. The consolidated amended complaint asserts claims similar to those in the previously-filed putative shareholder derivative actions. On February 14, 2022, we and certain of our current and former directors and officers moved to dismiss the consolidated amended complaint. On September 27, 2022, the USDC-NJ granted those motions and dismissed the consolidated amended complaint in its entirety with prejudice. Plaintiffs filed a notice of appeal on October 27, 2022.

On June 1, 2021, an eighth putative shareholder derivative complaint was filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. The complaint asserts claims similar to those in the previously-filed putative shareholder derivative actions. On March 31, 2022, we and certain of our current and former directors

Cognizant Technology Solutions	20	March 31, 2023 Form 10-Q

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

Note 12 — Segment Information
We have seven industry-based operating segments, which are aggregated into four reportable business segments:
•Financial Services, which consists of the banking and insurance operating segments;
•Health Sciences, which consists of a single operating segment of the same name;
•Products and Resources, which consists of the retail and consumer goods; manufacturing, logistics, energy, and utilities; and travel and hospitality operating segments; and
•Communications, Media and Technology, which consists of a single operating segment of the same name.

Cognizant Technology Solutions	21	March 31, 2023 Form 10-Q

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
In the first quarter of 2023, we made certain changes to the internal measurement of segment operating profit for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to reflect a more complete cost of delivery. Specifically, segment operating profit now includes an allocation of both SG&A costs related to our integrated practices and the excess or shortfall of incentive-based compensation for commercial and delivery employees as compared to target, which were previously included in "unallocated costs." We have reported 2023 segment operating profits using the new allocation methodology and have recast the 2022 results to conform to the new methodology.
Corporate expenses, a portion of depreciation and amortization and the impact of the settlements of the cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations. Additionally, we do not disclose assets by segment as a significant portion of the assets is used interchangeably among the segments and the chief operating decision maker does not review such information.
For revenues by reportable segment and geographic area, see Note 2.
Segment operating profits by reportable segment were as follows for the three ended March 31:

(in millions)	2023	2022
Financial Services	$306	$318
Health Sciences	327	296
Products and Resources	215	245
Communications, Media and Technology	158	188
Total segment operating profit	1,006	1,047
Less: unallocated costs	304	323
Income from operations	$702	$724
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	March 31, 2023	December 31, 2022
Long-lived Assets: (1)
North America(2)	$355	$354
Europe	95	86
Rest of World (3)	652	661
Total	$1,102	$1,101

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 13 — Subsequent Events
Dividend
On May 1, 2023, the Board of Directors approved the Company's declaration of a $0.29 per share dividend with a record date of May 19, 2023 and a payment date of May 30, 2023.

Cognizant Technology Solutions	22	March 31, 2023 Form 10-Q

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

Our services and solutions are organized into integrated practices. In the first quarter of 2023, we added an Industry Solutions Group practice, which leverages our domain expertise to help clients solve problems specific to their industry. This new practice has been added to our four existing practices: Core Technologies and Insights, Enterprise Platform Services, Intuitive Operations and Automation, and Software and Platform Engineering.
Q1 2023 Financial Results

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

Revenue down $14 million or 0.3% from Q1 2022; up 1.5% in constant currency[1]	Income from Operations down $22 million or 3.0% from Q1 2022	Operating margin down 40 bps from Q1 2022	Diluted EPS up $0.07 or 6.5% from Q1 2022 Adjusted Diluted EPS[1] up $0.03 or 2.8% from Q1 2022
During the quarter ended March 31, 2023, revenues decreased by $14 million as compared to the quarter ended March 31, 2022, representing a decline of 0.3%, or growth of 1.5% on a constant currency basis1. On a constant currency basis, revenue growth was driven by our Health Sciences and Communications, Media and Technology segments partially offset by a revenue decline in our Financial Services segment, which was negatively impacted by weakness in the banking sector. Our recently completed acquisitions contributed 100 basis points to revenue growth, primarily benefiting our Products and Resources segment.
Operating margin decreased to 14.6% for the quarter ended March 31, 2023 from 15.0% for the quarter ended March 31, 2022. Our 2023 operating margin was negatively impacted by increased compensation costs for our delivery personnel, partially offset by the benefits of both the depreciation of the Indian rupee against the U.S. dollar and pricing actions taken in 2022.
1 Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	23	March 31, 2023 Form 10-Q

As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. Our success is dependent, in large part, on our ability to keep our supply of skilled employees in balance with client demand. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. This metric, which we refer to as Voluntary Attrition - Tech Services, includes all voluntary separations with the exception of employees in our Intuitive Operations and Automation practice. For the trailing twelve months ended March 31, 2023 our Voluntary Attrition - Tech Services was 23% as compared to 30% for the trailing twelve months ended March 31, 2022. We finished the first quarter of 2023 with approximately 351,500 employees as compared to 340,400 employees at the end of the first quarter of 2022.
Business Outlook
We continue to expect the long-term focus of our clients to be on their digital transformation into software-driven, data-enabled, customer-centric and differentiated businesses. We believe clients will continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic factors, including the increasing uncertainty related to the global economy, which could affect their demand for our services.
In 2023, we simplified our strategic priorities to the following:
•Accelerate growth - achieve faster growth by shifting the mindset and operating rhythm of the company;
•Become the employer of choice - steward and attract the best technology talent in the industry; and
•Simplify operations - improve operational execution and efficiency to free up cash to fund people and growth investments.
Guided by these priorities, in the second quarter of 2023, we initiated the NextGen program aimed at simplifying our operating model, optimizing corporate functions and consolidating and realigning office space to reflect the post-pandemic hybrid work environment. Our drive for simplification will include operating with fewer layers in an effort to enhance agility and enable faster decision making. We expect the savings generated by the program to help fund continued investments in our people, revenue growth opportunities and the modernization of our office space.
In connection with the NextGen program, we expect to record costs of approximately $400 million with approximately $350 million of such costs anticipated in 2023 and approximately $50 million in 2024. This consists of approximately $200 million of employee severance and other costs primarily related to non-billable and corporate personnel, which we expect to mostly incur in 2023, and approximately $200 million of costs related to the consolidation of office space, with approximately $150 million in 2023 and $50 million in 2024. We expect the personnel-related actions of this program to impact approximately 3,500 employees. The estimates of the charges and expenditures that we expect to incur in connection with the NextGen program, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the NextGen program.
In addition to the NextGen program, potential tax law and other regulatory changes, including possible U.S. corporate income tax reform and potentially increased costs for employment and post-employment benefits in India as a result of the Code on Social Security, 2020, among other items, may impact our future results.

Cognizant Technology Solutions	24	March 31, 2023 Form 10-Q

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2023	Revenues	2022	Revenues	$	%
Revenues	$4,812	100.0	$4,826	100.0	$(14)	(0.3)
Cost of revenues(a)	3,143	65.3	3,097	64.2	46	1.5
Selling, general and administrative expenses(a)	835	17.4	862	17.9	(27)	(3.1)
Depreciation and amortization expense	132	2.7	143	3.0	(11)	(7.7)
Income from operations	702	14.6	724	15.0	(22)	(3.0)
Other income (expense), net	36		5		31	620.0
Income before provision for income taxes	738	15.3	729	15.1	9	1.2
Provision for income taxes	(158)		(170)		12	(7.1)
Income (loss) from equity method investments	—		4		(4)	(100.0)
Net income	$580	12.1	$563	11.7	$17	3.0
Diluted earnings per share	$1.14		$1.07		$0.07	6.5

Other Financial Information[2]
Adjusted Diluted EPS	$1.11		$1.08		$0.03	2.8

(a)Exclusive of depreciation and amortization expense.

Revenues
During the quarter ended March 31, 2023, revenues decreased by $14 million as compared to the quarter ended March 31, 2022, representing a decline of 0.3%, or growth of 1.5% on a constant currency basis2. Our recently completed acquisitions contributed 100 basis points to revenue growth.

2Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	25	March 31, 2023 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $4,812 million were as follows for the three months ended March 31, 2023:

Q1 2023 as compared to Q1 2022	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[3]
Financial Services	$(52)	(3.4)	(1.4)
Health Sciences	41	2.9	3.5
Products and Resources	(12)	(1.1)	1.4
CMT	9	1.2	3.9
Total revenues	$(14)	(0.3)	1.5

Q1 2023 as compared to Q1 2022	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[3]
North America	$(24)	(0.7)	(0.5)
United Kingdom	25	5.5	14.4
Continental Europe	2	0.4	5.1
Europe - Total	27	3.0	9.7
Rest of World	(17)	(4.9)	0.9
Total revenues	$(14)	(0.3)	1.5

Revenues across all of our segments and geographic markets were negatively impacted by foreign currency exchange rate movements. In addition, reduced demand for discretionary work negatively impacted revenues, particularly among banking clients in our Financial Services segment globally, retail and consumer goods clients in our Products and Resources segment in North America and clients in our Communications, Media and Technology segment in North America. Recently completed acquisitions contributed 250 basis points of growth to our Products and Resources segment (primarily in North America) and 190 basis points of growth to our Communications, Media and Technology segment (primarily in the United Kingdom).3
In addition:
•Revenue growth in the United Kingdom was driven by the expansion of work with our public sector clients in the Financial Services segment;
•Revenue growth in our Health Sciences segment in North America benefited from increased demand from healthcare payer clients for our integrated software solutions;
•Revenues in the Communications, Media and Technology segment reflected growing demand from our technology clients for services related to digital content, primarily driven by the largest clients in this segment; and
•Constant currency revenue growth in the Continental Europe region was driven by automotive clients within the Products and Resources segment.

3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant Technology Solutions	26	March 31, 2023 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$46M
é	1.1% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and equipment costs relating to revenues. The increase, as a percentage of revenues, was due to higher compensation costs for delivery personnel (including employees and subcontractors), partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily due to the beneficial impact of foreign currency exchange rate movements and the optimization of non-strategic SG&A expenses, partially offset by higher compensation costs.

ê	$27M
ê	0.5% as a % of revenues
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense decreased by 7.7%, or 0.3% as a percentage of revenues, during the first quarter of 2023 as compared to the first quarter of 2022, primarily driven by a reduction in amortization expense due to certain intangible assets reaching the end of their useful lives.

Operating Margin - Overall

ê	$22 million
ê	0.4% as a % of revenue
¡	% of Revenues

Our 2023 first quarter operating margin was negatively impacted by increased compensation costs for our delivery personnel, partially offset by the benefits of both the depreciation of the Indian rupee against the U.S. dollar and pricing actions taken in 2022.

A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 23% of our global operating costs during the three months ended March 31, 2023. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee contributed 119 basis points to the improvement in our operating margin for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 171 basis points during the three months ended March 31, 2023. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 18 basis points (excluding the impact of the hedges). The settlement of our cash flow hedges negatively impacted our operating margin by 25 basis points during the three months ended March 31, 2023, compared to a positive impact of 27 basis points during the three months ended March 31, 2022.

Cognizant Technology Solutions	27	March 31, 2023 Form 10-Q

Segment Operating Profit
In the first quarter of 2023, we made certain changes to the internal measurement of segment operating profit for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to reflect a more complete cost of delivery. Specifically, segment operating profit now includes an allocation of both SG&A costs related to our integrated practices and the excess or shortfall of incentive-based compensation for commercial and delivery employees as compared to target, which were previously included in "unallocated costs." We have reported 2023 segment operating profits using the new allocation methodology and have recast the 2022 results to conform to the new methodology.
Segment operating profit and operating margin percentage were as follows:

Segment operating profit	%	Segment operating margin
In 2023, segment operating margins across all our segments were negatively impacted by increased compensation costs for our delivery personnel, partially offset by the benefits of both the depreciation of the Indian rupee against the U.S. dollar and pricing actions taken in 2022. In addition, 2023 segment operating margin in:
•Health Sciences benefited from higher margin integrated software solutions for healthcare payer clients;
•Products and Resources was negatively impacted by costs related to recent acquisitions; and
•Communications, Media and Technology was negatively affected by a decrease in utilization due to a slowdown in revenue growth among our largest customers in this segment.
Total segment operating profit and operating margin were as follows for the three months ended March 31:

(Dollars in millions)	2023	% of Revenues	2022	% of Revenues	Increase
Total segment operating profit	$1,006	20.9	$1,047	21.7	$(41)
Less: unallocated costs	304		323		(19)
Income from operations	$702	14.6	$724	15.0	$(22)

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended March 31:

(in millions)	2023	2022	Increase/ Decrease
Foreign currency exchange gains (losses)	$22	$(13)	$35
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(10)	13	(23)
Foreign currency exchange gains (losses), net	12	—	12
Interest income	30	6	24
Interest expense	(9)	(2)	(7)
Other, net	3	1	2
Total other income (expense), net	$36	$5	$31
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of March 31, 2023, the notional value of our undesignated hedges was $1,505 million. The increase in interest income and interest expense was primarily attributable to higher interest rates in the current period.

Cognizant Technology Solutions	28	March 31, 2023 Form 10-Q

Provision for Income Taxes

ê	$12M

¡ Effective Income Tax Rate ê 1.9%

The effective income tax rate decreased primarily due to the discrete benefit of the effective settlement of the IRS examination for tax years 2017 and 2018 as described in Note 7 to our unaudited consolidated financial statements.

Net Income
The increase in net income was primarily driven by higher interest income and a lower effective tax rate, partially offset by lower income from operations.

é	$17M

¡ é 0.4% of Revenues

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
Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.

We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into our operating results. For internal management reporting and budgeting purposes, we use various GAAP and non-GAAP financial measures for financial and operational decision-making, to evaluate period-to-period comparisons, to determine portions of the compensation for executive officers and for making comparisons of our operating results to those of our competitors. We believe that the presentation of non-GAAP financial measures, which exclude certain costs, read in conjunction with our reported GAAP results and reconciliations to the most comparable GAAP measure, as applicable, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.
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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

	2023	2022
GAAP diluted EPS	$1.14	$1.07
Non-operating foreign currency exchange (gains) losses, pre-tax (1)	(0.02)	—
Tax effect of non-operating foreign currency exchange (gains) losses(2)	(0.01)	0.01
Adjusted Diluted EPS	$1.11	$1.08

(1)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Cognizant Technology Solutions	29	March 31, 2023 Form 10-Q

(2)Presented below are the tax impacts of our non-GAAP adjustment to pre-tax income:

	Three Months Ended March 31,
(in millions)	2023	2022
Non-GAAP income tax benefit (expense) related to:
Foreign currency exchange gains and losses	5	(6)
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

Liquidity and Capital Resources
Our cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $2,481 million and available capacity under our credit facilities of approximately $2,000 million.

The following table provides a summary of cash flows for the three months ended March 31:

(in millions)	2023	2022	Increase / Decrease
Net cash provided by (used in):
Operating activities	$729	$306	$423
Investing activities	(215)	700	(915)
Financing activities	(350)	(600)	250
Operating activities
The increase in cash provided by operating activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by improved collections of our trade accounts receivable.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 73 days as of March 31, 2023, a decrease of 1 day from 74 days as of December 31, 2022. Our DSO was 72 days as of March 31, 2022, an increase of 3 days from 69 days as of December 31, 2021.

Investing activities
Cash used in investing activities for the three months ended March 31, 2023 was driven by payments for business combinations partially offset by net maturities of investments. Cash provided by investing activities for the three months ended March 31, 2022 was primarily driven by net maturities of investments.
Financing activities
The decrease in cash used in financing activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by lower repurchases of common stock.
The Credit Agreement provides for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan beginning in December 2023. As of March 31, 2023, we had no outstanding balance on the revolving credit facility. See Note 6 to our unaudited consolidated financial statements.
In March 2023, our India subsidiary renewed its working capital facility at 15 billion Indian rupee ($183 million at the March 31, 2023 exchange rate). This facility requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually. As of March 31, 2023, we have not borrowed funds under this facility or any of its predecessor facilities.

Cognizant Technology Solutions	30	March 31, 2023 Form 10-Q

Capital Allocation

Acquisitions

Share Repurchases

Dividend payments

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

Commitments and Contingencies
See Note 11 to our unaudited consolidated financial statements.

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits, including the application of the cost-to-cost method of measuring progress to completion for certain fixed-price contracts, income taxes, business combinations and valuation of goodwill and other long-lived assets. We base our estimates on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited consolidated financial statements. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted and New Accounting Pronouncements
There have been no changes in the information provided regarding recently adopted and new accounting pronouncements in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 15, 2023.

Cognizant Technology Solutions	31	March 31, 2023 Form 10-Q

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	32	March 31, 2023 Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to our unaudited consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 15, 2023, except as follows:
Our NextGen program and the associated reductions in headcount and consolidation of office space could disrupt our business, may not result in anticipated savings, and could result in total costs and expenses that are greater than expected.
Guided by our strategic priorities, in the second quarter of 2023 we initiated the Nextgen program aimed at simplifying our operating model, optimizing corporate functions and consolidating and realigning office space to reflect the post-pandemic hybrid work environment. Our drive for simplification will include operating with fewer layers in an effort to enhance agility and enable faster decision making. In connection with the NextGen program, we announced that we expect to record total costs or approximately $400 million consisting of approximately $200 million of employee severance and other personnel costs and $200 million of costs related to the consolidation of office space. The NextGen program may result in the loss of institutional knowledge and expertise, as well as the reallocation of certain roles and responsibilities across the Company, all of which could adversely affect our operations. Such effects from our NextGen program could have a material adverse effect on our ability to execute on our business plan. There can be no assurance that we will be successful in implementing our NextGen program, which may be disruptive to our operations, or may cause difficulties in the retention of our remaining employees or reduced productivity among remaining employees. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from the NextGen program due to unforeseen difficulties, delays or unexpected costs. If the actual amount and timing of costs differ from our current expectations and estimates or we are unable to realize the expected operational efficiencies and cost savings from the NextGen program, our operating results and financial condition would be adversely affected. Furthermore, we may incur unanticipated charges or be required to make cash payments as a result of our NextGen program that were not previously contemplated, which could result in an adverse effect on our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our stock repurchase program allows for the repurchase of up to $11.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan or in private transactions, including through ASR agreements entered into with financial institutions, in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining authorized balance of $2,575 million as of March 31, 2023. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and will depend upon market conditions and other factors.
During the three months ended March 31, 2023, we repurchased $200 million of our Class A common stock under our stock repurchase program. The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2023 was as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2023 - January 31, 2023	—	$—	—	$2,775
February 1, 2023 - February 28, 2023	1,518,589	65.85	1,518,589	2,675
March 1, 2023 - March 31, 2023	1,676,815	59.64	1,676,815	2,575
Total	3,195,404	$62.59	3,195,404
The aggregate purchase price and weighted average price per share does not include the excise tax on net stock repurchases incurred as part of the recently enacted Inflation Reduction Act. The excise tax was immaterial for the three months ended March 31, 2023.

Cognizant Technology Solutions	33	March 31, 2023 Form 10-Q

During the three months ended March 31, 2023, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended March 31, 2023, such repurchases totaled 0.4 million shares at an aggregate cost of $22 million.

Item 5. Other Information

On May 3, 2023, we committed to the NextGen program described in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary -- Business Outlook (“Business Outlook”). The NextGen program is intended to simplify our operating model, optimize corporate functions and consolidate and realign office space to reflect the post-pandemic hybrid work environment. Our drive for simplification will include operating with fewer layers in an effort to enhance agility and enable faster decision making. We expect the personnel-related actions of this program to impact approximately 3,500 employees and that the savings generated by the program will help fund continued investments in our people, revenue growth opportunities and the modernization of our office space. Decisions regarding the elimination of positions are subject to local law and consultation requirements in certain countries, as well as our business needs. The total restructuring charges expected in connection with these plans are described and the anticipated timing of such costs, are described under Business Outlook.

Cognizant Technology Solutions	34	March 31, 2023 Form 10-Q

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
10.1	2022 Form of Executive Employment and Non-Disclosure, Non-Competition and Invention Assignment Agreement, between the Company and the following current Executive Officers: Surya Gummadi	10-Q	000-24429	10.1	7/28/2022
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	35	March 31, 2023 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	May 3, 2023	By:	/s/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ JAN SIEGMUND
Jan Siegmund,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	36	March 31, 2023 Form 10-Q