Form 10-Q
period 2023-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2023-11-02
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2023
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 27, 2023:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	501,412,546

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
GLOSSARY		1

FORWARD LOOKING STATEMENTS		2

PART I.	FINANCIAL INFORMATION	4

Item 1.	Consolidated Financial Statements (Unaudited)	4

	Consolidated Statements of Financial Position (Unaudited) as of September 30, 2023 and December 31, 2022	4

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	5

	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	6

	Consolidated Statements of Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2023 and 2022, June 30, 2023 and 2022, and September 30, 2023 and 2022	7

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2023 and 2022	9

	Notes to Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		45

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
Adjusted Diluted EPS	Adjusted diluted earnings per share
ASC	Accounting Standards Codification
ASR	Accelerated Stock Repurchase
CC	Constant Currency
CE	Continental Europe
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
Credit Agreement	Credit agreement with a commercial bank syndicate dated October 6, 2022
CTS India	Our principal operating subsidiary in India
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
HS	Health Sciences
High Court	Madras, India High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IoT	Internet of Things
IRS	Internal Revenue Service
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
Mobica	MOBICA HOLDINGS LIMITED
NA	North America
P&R	Products & Resources
RoW	Rest of World
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan under the Credit Agreement
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant Technology Solutions	1	September 30, 2023 Form 10-Q

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues or operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the competitive marketplace for talent and future attrition trends, anticipated effective income tax rate and income tax expense, liquidity, financing strategy, access to capital, capital return strategy, investment strategies, cost management, plans and objectives, including those related to the NextGen program, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of and costs associated with regulatory and litigation matters, the appropriateness of the accrual related to the India Defined Contribution Obligation and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
•economic and geopolitical conditions globally, in particular in the markets in which our clients and operations are concentrated;
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
•restrictions on visas, in particular in the United States, UK and EU, or immigration more generally or increased costs of such visas or the wages we are required to pay employees on visas, which may affect our ability to compete for and provide services to our clients;
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

Cognizant Technology Solutions	2	September 30, 2023 Form 10-Q

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

Cognizant Technology Solutions	3	September 30, 2023 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,204	$2,191
Short-term investments	164	310
Trade accounts receivable, net	3,807	3,796
Other current assets	952	969
Total current assets	7,127	7,266
Property and equipment, net	1,048	1,101
Operating lease assets, net	718	876
Goodwill	6,013	5,710
Intangible assets, net	1,174	1,168
Deferred income tax assets, net	935	642
Long-term investments	432	427
Other noncurrent assets	632	662
Total assets	$18,079	$17,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$325	$360
Deferred revenue	302	398
Short-term debt	33	8
Operating lease liabilities	164	174
Accrued expenses and other current liabilities	2,367	2,407
Total current liabilities	3,191	3,347
Deferred revenue, noncurrent	34	19
Operating lease liabilities, noncurrent	634	714
Deferred income tax liabilities, net	220	180
Long-term debt	614	638
Long-term income taxes payable	157	283
Other noncurrent liabilities	347	362
Total liabilities	5,197	5,543
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 501 and 509 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	16	15
Retained earnings	13,146	12,588
Accumulated other comprehensive income (loss)	(285)	(299)
Total stockholders’ equity	12,882	12,309
Total liabilities and stockholders’ equity	$18,079	$17,852
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	September 30, 2023 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$4,897	$4,857	$14,595	$14,589
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,209	3,080	9,583	9,296
Selling, general and administrative expenses	801	838	2,466	2,583
Restructuring charges	72	—	189	—
Depreciation and amortization expense	129	141	392	428
Income from operations	686	798	1,965	2,282
Other income (expense), net:
Interest income	32	17	92	32
Interest expense	(11)	(6)	(30)	(11)
Foreign currency exchange gains (losses), net	—	3	3	(1)
Other, net	6	—	8	—
Total other income (expense), net	27	14	73	20
Income before provision for income taxes	713	812	2,038	2,302
Provision for income taxes	(191)	(183)	(473)	(537)
Income (loss) from equity method investments	3	—	3	4
Net income	$525	$629	$1,568	$1,769
Basic earnings per share	$1.04	$1.22	$3.10	$3.40
Diluted earnings per share	$1.04	$1.22	$3.09	$3.40
Weighted average number of common shares outstanding - Basic	504	516	506	520
Dilutive effect of shares issuable under stock-based compensation plans	1	1	1	1
Weighted average number of common shares outstanding - Diluted	505	517	507	521
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	September 30, 2023 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$525	$629	$1,568	$1,769
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(129)	(197)	(35)	(427)
Unrealized gains and losses on cash flow hedges	(15)	(45)	49	(121)
Other comprehensive income (loss)	(144)	(242)	14	(548)
Comprehensive income	$381	$387	$1,582	$1,221
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	September 30, 2023 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2022	509	$5	$15	$12,588	$(299)	$12,309
Net income	—	—	—	580	—	580
Other comprehensive income (loss)	—	—	—	—	77	77
Common stock issued, stock-based compensation plans	2	—	23	—	—	23
Stock-based compensation expense	—	—	44	—	—	44
Repurchases of common stock	(4)	—	(60)	(163)	—	(223)
Dividends declared, $0.29 per share	—	—	—	(149)	—	(149)
Balance, March 31, 2023	507	5	22	12,856	(222)	12,661
Net income	—	—	—	463	—	463
Other comprehensive income (loss)	—	—	—	—	81	81
Common stock issued, stock-based compensation plans	1	—	18	—	—	18
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(3)	—	(65)	(150)	—	(215)
Dividends declared, $0.29 per share	—	—	—	(147)	—	(147)
Balance, June 30, 2023	505	5	17	13,022	(141)	12,903
Net income	—	—	—	525	—	525
Other comprehensive income (loss)	—	—	—	—	(144)	(144)
Common stock issued, stock-based compensation plans	—	—	16	—	—	16
Stock-based compensation expense	—	—	47	—	—	47
Repurchases of common stock	(4)	—	(64)	(253)	—	(317)
Dividends declared, $0.29 per share	—	—	—	(148)	—	(148)
Balance, September 30, 2023	501	$5	$16	$13,146	$(285)	$12,882

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	7	September 30, 2023 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2021	525	$5	$27	$11,922	$37	$11,991
Net income	—	—	—	563	—	563
Other comprehensive income (loss)	—	—	—	—	(56)	(56)
Common stock issued, stock-based compensation plans	1	—	31	—	—	31
Stock-based compensation expense	—	—	56	—	—	56
Repurchases of common stock	(5)	—	(83)	(387)	—	(470)
Dividends declared, $0.27 per share	—	—	—	(142)	—	(142)
Balance, March 31, 2022	521	5	31	11,956	(19)	11,973
Net income	—	—	—	577	—	577
Other comprehensive income (loss)	—	—	—	—	(250)	(250)
Common stock issued, stock-based compensation plans	1	—	21	—	—	21
Stock-based compensation expense	—	—	89	—	—	89
Repurchases of common stock	(4)	—	(120)	(198)	—	(318)
Dividends declared, $0.27 per share	—	—	—	(142)	—	(142)
Balance, June 30, 2022	518	5	21	12,193	(269)	11,950
Net income	—	—	—	629	—	629
Other comprehensive income (loss)	—	—	—	—	(242)	(242)
Common stock issued, stock-based compensation plans	1	—	19	—	—	19
Stock-based compensation expense	—	—	58	—	—	58
Repurchases of common stock	(5)	—	(81)	(234)	—	(315)
Dividends declared, $0.27 per share	—	—	—	(141)	—	(141)
Balance, September 30, 2022	514	$5	$17	$12,447	$(511)	$11,958

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	8	September 30, 2023 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,568	$1,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419	428
Deferred income taxes	(287)	(128)
Stock-based compensation expense	133	203
Other	57	81
Changes in assets and liabilities, net of the effect of business combinations:
Trade accounts receivable, current	(14)	(173)
Other current and noncurrent assets	142	261
Accounts payable	(35)	(17)
Deferred revenues, current and noncurrent	(93)	(77)
Other current and noncurrent liabilities	(297)	(481)
Net cash provided by operating activities	1,593	1,866
Cash flows from investing activities:
Purchases of property and equipment	(239)	(242)
Purchases of available-for-sale investment securities	(59)	(1,068)
Proceeds from maturity or sale of available-for-sale investment securities	225	774
Purchases of held-to-maturity investment securities	(3)	(44)
Proceeds from maturity of held-to-maturity investment securities	24	48
Purchases of other investments	(399)	(418)
Proceeds from maturity or sale of other investments	361	894
Proceeds from sales of businesses	—	28
Payments for business combinations, net of cash acquired	(409)	—
Net cash (used in) investing activities	(499)	(28)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	57	71
Repurchases of common stock	(751)	(1,107)
Repayment of Term Loan borrowings and finance lease and earnout obligations	(15)	(47)
Dividends paid	(445)	(425)
Net cash (used in) financing activities	(1,154)	(1,508)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	(80)
(Decrease) increase in cash, cash equivalents and restricted cash	(90)	250
Cash, cash equivalents and restricted cash beginning of year	2,294	1,792
Cash and cash equivalents, end of period	$2,204	$2,042
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	9	September 30, 2023 Form 10-Q

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

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023

(in millions)	FS	HS	P&R	CMT	Total	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$1,040	$1,194	$785	$580	$3,599	$3,100	$3,675	$2,306	$1,652	$10,733
United Kingdom	156	43	137	150	486	473	124	406	434	1,437
Continental Europe	151	139	153	41	484	458	398	463	120	1,439
Europe - Total	307	182	290	191	970	931	522	869	554	2,876
Rest of World	128	29	95	76	328	383	81	290	232	986
Total	$1,475	$1,405	$1,170	$847	$4,897	$4,414	$4,278	$3,465	$2,438	$14,595

Service line:
Consulting and technology services	$1,013	$806	$763	$440	$3,022	$3,019	$2,440	$2,258	$1,318	$9,035
Outsourcing services	462	599	407	407	1,875	1,395	1,838	1,207	1,120	5,560
Total	$1,475	$1,405	$1,170	$847	$4,897	$4,414	$4,278	$3,465	$2,438	$14,595

Type of contract:
Time and materials	$806	$513	$471	$471	$2,261	$2,478	$1,520	$1,391	$1,395	$6,784
Fixed-price	611	640	610	328	2,189	1,764	1,945	1,807	926	6,442
Transaction or volume-based	58	252	89	48	447	172	813	267	117	1,369
Total	$1,475	$1,405	$1,170	$847	$4,897	$4,414	$4,278	$3,465	$2,438	$14,595

Cognizant Technology Solutions	10	September 30, 2023 Form 10-Q

	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022

(in millions)	FS	HS	P&R	CMT	Total	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$1,086	$1,212	$779	$544	$3,621	$3,270	$3,617	$2,310	$1,649	$10,846
United Kingdom	148	41	130	127	446	446	129	396	386	1,357
Continental Europe	143	119	143	33	438	443	365	431	103	1,342
Europe - Total	291	160	273	160	884	889	494	827	489	2,699
Rest of World	144	33	96	79	352	432	94	281	237	1,044
Total	$1,521	$1,405	$1,148	$783	$4,857	$4,591	$4,205	$3,418	$2,375	$14,589

Service line:
Consulting and technology services	$1,062	$802	$756	$429	$3,049	$3,197	$2,411	$2,263	$1,342	$9,213
Outsourcing services	459	603	392	354	1,808	1,394	1,794	1,155	1,033	5,376
Total	$1,521	$1,405	$1,148	$783	$4,857	$4,591	$4,205	$3,418	$2,375	$14,589

Type of contract:
Time and materials	$890	$505	$469	$443	$2,307	$2,674	$1,504	$1,407	$1,362	$6,947
Fixed-price	564	609	592	303	2,068	1,699	1,844	1,745	904	6,192
Transaction or volume-based	67	291	87	37	482	218	857	266	109	1,450
Total	$1,521	$1,405	$1,148	$783	$4,857	$4,591	$4,205	$3,418	$2,375	$14,589
Costs to Fulfill
The following table presents information related to the capitalized costs to fulfill for the nine months ended September 30:

(in millions)	2023	2022
Beginning balance	$265	$394
Costs capitalized	41	29
Amortization expense	(64)	(82)
Ending balance	$242	$341
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows movements in contract assets (current and noncurrent) for the nine months ended September 30:

(in millions)	2023	2022
Beginning balance	$326	$310
Revenues recognized during the period but not billed	370	377
Amounts reclassified to trade accounts receivable	(316)	(287)
Amounts acquired in business combinations	9	—
Effect of foreign currency exchange movements	—	(16)
Ending balance	$389	$384

Cognizant Technology Solutions	11	September 30, 2023 Form 10-Q

The table below shows movements in the deferred revenue balances (current and noncurrent) for the nine months ended September 30:

(in millions)	2023	2022
Beginning balance	$417	$443
Amounts billed but not recognized as revenues	228	326
Revenues recognized related to the beginning balance of deferred revenue	(321)	(397)
Amounts acquired in business combinations	13	—
Effect of foreign currency exchange movements	(1)	(10)
Ending balance	$336	$362
Revenues recognized during the nine months ended September 30, 2023 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of September 30, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was $3,883 million, of which approximately 60% is expected to be recognized as revenues within 2 years and approximately 80% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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

(in millions)	2023	2022
Beginning balance	$43	$50
Credit loss expense (1)	11	—
Write-offs charged against the allowance	(18)	(11)
Ending balance	$36	$39

(1)Reported in "Selling, general and administrative expenses" in our unaudited consolidated statements of operations.

Note 3 — Business Combinations
Acquisitions completed during the nine months ended September 30, 2023 were not individually or in the aggregate material to our operations. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to tangible and intangible assets acquired and liabilities assumed, including goodwill, based on their estimated fair values.
During the nine months ended September 30, 2023, we acquired 100% ownership in each of the following:
•certain net assets of OneSource Virtual, the professional and application management services business of OneSource Virtual, Inc. and OneSource Virtual (UK) Ltd., a leading provider of Workday services, solutions and products, acquired to complement our existing finance and human resources advisory implementation services related to Workday (acquired January 1, 2023), and

Cognizant Technology Solutions	12	September 30, 2023 Form 10-Q

•Mobica, an IoT software engineering services provider, acquired to expand our IoT embedded software engineering capabilities (acquired March 10, 2023).
The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	OneSource Virtual	Mobica	Total	Weighted Average Useful Life
Cash	$—	$20	$20
Trade accounts receivable	—	10	10
Other current assets	4	8	12
Property and equipment and other assets	1	6	7
Non-deductible goodwill	18	202	220
Tax-deductible goodwill	88	—	88
Customer relationship assets	11	120	131	10.9 years
Current liabilities	(18)	(9)	(27)
Noncurrent liabilities	(1)	(32)	(33)
Purchase price	$103	$325	$428

Goodwill from our acquisition of OneSource Virtual is expected to benefit all of our reportable segments and has been allocated as such. Goodwill from our acquisition of Mobica has been allocated to our Financial Services, Products and Resources and Communications, Media and Technology segments. The primary items that generated goodwill are the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an identifiable intangible asset. The above allocations are preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

Note 4 — Restructuring Charges
In the second quarter of 2023, we initiated the NextGen program aimed at simplifying our operating model, optimizing corporate functions and consolidating and realigning office space to reflect the post-pandemic hybrid work environment. We expect the NextGen program to be completed by the end of 2024.
The total costs related to our NextGen program are reported in "Restructuring charges" in our unaudited consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs”. See Note 13.

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2023	September 30, 2023
Employee separation costs	$15	$93
Facility exit costs (1)	55	92
Third party and other costs (2)	2	4
Total restructuring charges	$72	$189

(1)For the three months ended September 30, 2023, facility exit costs include lease restructuring of $38 million and related accelerated depreciation charges of $17 million. For the nine months ended September 30, 2023, facility exit costs include lease restructuring of $64 million and related accelerated depreciation charges of $27 million and impairment of long-lived assets of $1 million.
(2)Third party and other costs include certain non-facility related asset impairments, as well as legal and other professional services fees directly related to the NextGen program.
We expect to record total costs of approximately $300 million in connection with the NextGen program, consisting of approximately $150 million of employee separation costs and $150 million of facility exit and other costs.

Cognizant Technology Solutions	13	September 30, 2023 Form 10-Q

Changes in our accrued employee separation costs included in "Accrued expenses and other current liabilities" in our consolidated statements of financial position are presented in the table below for the nine months ended September 30:

(in millions)	2023
Beginning balance	$—
Employee separation costs accrued	93
Payments made	(56)
Ending balance	$37
There were no restructuring charges during 2022.

Note 5 — Investments
Our investments were as follows:

(in millions)	September 30, 2023	December 31, 2022
Short-term investments:
Equity investment security	$10	$10
Available-for-sale investment securities	60	225
Held-to-maturity investment securities	3	24
Time deposits	91	51
Total short-term investments	$164	$310

Long-term investments:
Other investments	$76	$70
Restricted time deposits(1)	356	357
Total long-term investments	$432	$427

(1)See Note 8.
Equity Investment Security
Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the three and nine months ended September 30, 2023 and 2022.
Available-for-Sale Investment Securities
Our available-for-sale investment securities consist of highly rated U.S. dollar denominated investments in commercial paper maturing within one year. As of September 30, 2023, the amortized cost and fair value of the available-for-sale investments were each $60 million. As of December 31, 2022, the amortized cost and fair value of the available-for-sale investments were each $225 million. Unrealized losses were immaterial as of September 30, 2023 and December 31, 2022. There were no realized gains or losses related to the available-for-sale investment securities during the nine months ended September 30, 2023 and 2022. There were no sales of available-for sale investment securities during the nine months ended September 30, 2023 and 2022.
Held-to-Maturity Investment Securities
Our held-to-maturity investment securities consist of Indian rupee denominated investments in commercial paper and international corporate bonds. The basis for the measurement of fair value of the held-to-maturity investment securities is Level 2 in the fair value hierarchy.
The amortized cost and fair value of commercial paper securities as of September 30, 2023 and December 31, 2022 were each $3 million and $12 million, respectively. As of September 30, 2023, there were no corporate debt securities. As of December 31, 2022 the amortized cost and fair value of corporate debt securities was $12 million.
As of September 30, 2023, our portfolio of $3 million included a single commercial paper security in an unrealized loss position. The total unrealized loss was less than $1 million and the security had not been in an unrealized loss position for longer than 12 months. As of December 31, 2022, $12 million of corporate debt securities and $12 million of commercial paper were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months.

Cognizant Technology Solutions	14	September 30, 2023 Form 10-Q

The securities in our portfolio are highly rated and short-term in nature. As of September 30, 2023, the commercial paper security was rated A-1+ by CRISIL, an Indian subsidiary of S&P Global.
Other Investments
As of September 30, 2023 and December 31, 2022, we had equity method investments of $70 million and $68 million, respectively, primarily related to an investment in the technology sector. As of September 30, 2023 and December 31, 2022, we had equity securities without a readily determinable fair value of $6 million and $2 million, respectively.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(in millions)	September 30, 2023	December 31, 2022
Compensation and benefits	$1,448	$1,446
Customer volume and other incentives	234	222
Income taxes	74	217
Professional fees	147	165
Other	464	357
Total accrued expenses and other current liabilities	$2,367	$2,407

Note 7 — Debt

In 2022, we entered into the Credit Agreement providing for the $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan beginning in December 2023.

The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement. Since issuance of the Term Loan, the Term Loan has been a Term Benchmark loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of September 30, 2023.
In March 2023, our India subsidiary renewed its working capital facility at 15 billion Indian rupees ($181 million at the September 30, 2023 exchange rate). The facility requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days of disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually. As of September 30, 2023, we have not borrowed funds under this facility or any of its predecessor facilities.
Short-term Debt
As of September 30, 2023 and December 31, 2022, we had $33 million and $8 million, respectively of short-term debt related to current maturities of our Term Loan.

Cognizant Technology Solutions	15	September 30, 2023 Form 10-Q

Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	September 30, 2023	December 31, 2022
Term Loan	$650	$650
Less:
Current maturities	(33)	(8)
Unamortized deferred financing costs	(3)	(4)
Long-term debt, net of current maturities	$614	$638
The carrying value of our debt approximated its fair value as of September 30, 2023 and December 31, 2022.

Note 8 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective income tax rate	26.8%	22.5%	23.2%	23.3%
As previously reported in our Annual Report on Form 10-K, in the third quarter of 2022, we recognized an income tax benefit of $36 million related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements. The recognition of the benefit in the third quarter of 2022 was based on management’s reassessment regarding whether this unrecognized tax benefit met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefit.
In the second quarter of 2023, we reached a settlement related to U.S. state income taxes resulting in a discrete income tax benefit, which decreased our effective income tax rate for the nine months ended September 30, 2023 as compared to the same period in 2022.
In the first quarter of 2023, we reached an agreement with the IRS, which settled tax years 2017 and 2018, and recorded a reduction of $42 million to our uncertain tax position balance, which resulted in a $25 million discrete benefit to the provision for income taxes and a $17 million adjustment to our current income tax balance sheet accounts. Tax years that remain subject to examination by the IRS are 2019 onward.
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($398 million at the September 30, 2023 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. As of each of September 30, 2023 and December 31, 2022, the deposit with the ITD was $60 million, presented in "Other noncurrent assets". Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount. As of September 30, 2023 and December 31, 2022, the balance of deposits under lien was 30 billion Indian rupees, including previously earned interest, or $356 million and $357 million, respectively, as presented in "Long-term investments". The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.

In April 2020, we received a formal assessment from the ITD on the 2016 transaction, which is consistent with the ITD's previous assertions. Our appeal was ruled unfavorably by the CITA in March 2022 and by the ITAT in September 2023. We filed an appeal against the order of the ITAT and also applied for a stay on collection of the disputed tax demand before the High Court. The matter is currently pending before the High Court. In addition, the High Court is evaluating whether we will be required to make an additional deposit with the tax authorities to proceed with the appeal and whether the lien on any of the bank deposits of CTS India will be lifted if the additional deposit with the tax authorities is made.

Cognizant Technology Solutions	16	September 30, 2023 Form 10-Q

We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of September 30, 2023.

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		September 30, 2023		December 31, 2022
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$6	$—	$1	$—
	Other noncurrent assets	6	—	1	—
	Accrued expenses and other current liabilities	—	13	—	53
	Other noncurrent liabilities	—	1	—	17
	Total	12	14	2	70
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	12	—	4	—
	Accrued expenses and other current liabilities	—	2	—	5
	Total	12	2	4	5
Total		$24	$16	$6	$75
Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2023, 2024 and the first nine months of 2025. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of September 30, 2023, we estimate that $5 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

Cognizant Technology Solutions	17	September 30, 2023 Form 10-Q

The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	September 30, 2023	December 31, 2022
2023	$585	$1,865
2024	1,623	1,010
2025	695	—
Total notional value of contracts outstanding (1)	$2,903	$2,875

(1)Includes $65 million notional value of option contracts as of September 30, 2023, with the remaining notional value related to forward contracts. There were no option contracts outstanding as of December 31, 2022.
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended September 30:

(in millions)	Change in Derivative Gains and Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2023	2022		2023	2022
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$(24)	$(72)	Cost of revenues	$(4)	$(12)
			SG&A expenses	(1)	(1)
			Total	$(5)	$(13)
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the nine months ended September 30:

(in millions)	Change in Derivative Gains and Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net (Losses) Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Losses) Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2023	2022		2023	2022
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$44	$(148)	Cost of revenues	$(19)	$5
			SG&A expenses	(3)	1
			Total	$(22)	$6

The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 11.
Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the fourth quarter of 2023. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	September 30, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$1,248	$10	$1,433	$(1)

Cognizant Technology Solutions	18	September 30, 2023 Form 10-Q

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the three and nine months ended September 30:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2023	2022	2023	2022
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$23	$51	$(1)	$96
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2023:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$228	$—	$—	$228
Time deposits	—	709	—	709
Commercial paper	—	85	—	85
Short-term investments:
Time deposits	—	91	—	91
Equity investment security	10	—	—	10
Available-for-sale investment securities:
Commercial paper	—	60	—	60
Other current assets:
Foreign exchange forward and option contracts	—	18	—	18
Long-term investments:
Restricted time deposits(1)	—	356	—	356
Other noncurrent assets
Foreign exchange forward contracts	—	6	—	6
Accrued expenses and other current liabilities:
Foreign exchange forward and option contracts	—	(15)	—	(15)
Contingent consideration liabilities	—	—	(28)	(28)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(1)	—	(1)

(1)See Note 8.

Cognizant Technology Solutions	19	September 30, 2023 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2022:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$367	$—	$—	$367
Time deposits	—	359	—	359
Commercial paper	—	512	—	512
Short-term investments:
Time deposits	—	51	—	51
Equity investment security	10	—	—	10
Available-for-sale investment securities:
Certificates of deposit and commercial paper	—	225	—	225
Other current assets:
Foreign exchange forward contracts	—	5	—	5
Long-term investments:
Restricted time deposits(1)	—	357	—	357
Other noncurrent assets:
Foreign exchange forward contracts	—	1	—	1
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(58)	—	(58)
Contingent consideration liabilities	—	—	(9)	(9)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(17)	—	(17)
Contingent consideration liabilities	—	—	(13)	(13)

(1)See Note 8.
The following table summarizes the changes in Level 3 contingent consideration liabilities for the nine months ended:

(in millions)	September 30, 2023	September 30, 2022
Beginning balance	$22	$35
Initial measurement recognized at acquisition	—	1
Change in fair value recognized in SG&A expenses	15	—
Payments	(9)	(12)
Ending balance	$28	$24
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The fair value of certificates of deposit and commercial paper is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. The carrying value of the time deposits approximated fair value as of September 30, 2023 and December 31, 2022.
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
During the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	20	September 30, 2023 Form 10-Q

Note 11 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and nine months ended September 30, 2023:

	Three Months			Nine Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(160)	$6	$(154)	$(256)	$8	$(248)
Change in foreign currency translation adjustments	(128)	(1)	(129)	(32)	(3)	(35)
Ending balance	$(288)	$5	$(283)	$(288)	$5	$(283)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$17	$(4)	$13	$(68)	$17	$(51)
Unrealized (losses) gains arising during the period	(24)	6	(18)	44	(11)	33
Reclassifications of net losses to:
Cost of revenues	4	(1)	3	19	(4)	15
SG&A expenses	1	(1)	—	3	(2)	1
Net change	(19)	4	(15)	66	(17)	49
Ending balance	$(2)	$—	$(2)	$(2)	$—	$(2)
Accumulated other comprehensive income (loss):
Beginning balance	$(143)	$2	$(141)	$(324)	$25	$(299)
Other comprehensive income (loss)	(147)	3	(144)	34	(20)	14
Ending balance	$(290)	$5	$(285)	$(290)	$5	$(285)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and nine months ended September 30, 2022:

	Three Months			Nine Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(257)	$7	$(250)	$(22)	$2	$(20)
Change in foreign currency translation adjustments	(206)	9	(197)	(441)	14	(427)
Ending balance	$(463)	$16	$(447)	$(463)	$16	$(447)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$(24)	$5	$(19)	$71	$(14)	$57
Unrealized (losses) arising during the period	(72)	17	(55)	(148)	32	(116)
Reclassifications of net losses (gains) to:
Cost of revenues	12	(3)	9	(5)	1	(4)
SG&A expenses	1	—	1	(1)	—	(1)
Net change	(59)	14	(45)	(154)	33	(121)
Ending balance	$(83)	$19	$(64)	$(83)	$19	$(64)
Accumulated other comprehensive income (loss):
Beginning balance	$(281)	$12	$(269)	$49	$(12)	$37
Other comprehensive income (loss)	(265)	23	(242)	(595)	47	(548)
Ending balance	$(546)	$35	$(511)	$(546)	$35	$(511)

Cognizant Technology Solutions	21	September 30, 2023 Form 10-Q

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

On January 15, 2015, Syntel sued TriZetto and Cognizant in the USDC-SDNY. Syntel’s complaint alleged breach of contract against TriZetto, and tortious interference and misappropriation of trade secrets against Cognizant and TriZetto, stemming from Cognizant’s hiring of certain former Syntel employees. Cognizant and TriZetto countersued on March 23, 2015, for breach of contract, misappropriation of trade secrets and tortious interference, based on Syntel’s misuse of TriZetto confidential information and abandonment of contractual obligations. Cognizant and TriZetto subsequently added federal DTSA and copyright infringement claims for Syntel’s misuse of TriZetto’s proprietary technology. The parties’ claims were narrowed by the court and the case was tried before a jury, which on October 27, 2020 returned a verdict in favor of Cognizant in the amount of $855 million, including $570 million in punitive damages. On April 20, 2021, the USDC-SDNY issued a post-trial order that, among other things, affirmed the jury’s award of $285 million in actual damages, but reduced the award of punitive damages from $570 million to $285 million, thereby reducing the overall damages award from $855 million to $570 million. The USDC-SDNY subsequently issued a final judgment consistent with the April 20th order. On May 26, 2021, Syntel filed a notice of appeal to the Second Circuit, and on June 3, 2021 the USDC-SDNY stayed execution of judgment pending appeal. On May 25, 2023, the Second Circuit issued an opinion affirming in part and vacating in part the judgment of the USDC-SDNY and remanding the case for further proceedings consistent with its opinion. The Second Circuit affirmed the judgment in all respects on liability but vacated the $570 million award that had been based on avoided development costs under the DTSA, and it remanded the case to the USDC-SDNY for further evaluation of damages. On June 23, 2023, the Second Circuit issued its mandate returning the case to the USDC-SDNY, and the proceedings there regarding damages remain ongoing. We will not record any gain in our financial statements until it becomes realizable.
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

Cognizant Technology Solutions	22	September 30, 2023 Form 10-Q

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

Cognizant Technology Solutions	23	September 30, 2023 Form 10-Q

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
For revenues by reportable segment and geographic area, see Note 2.
Segment operating profits by reportable segment were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Financial Services	$283	$347	$862	$992
Health Sciences	330	318	1,009	912
Products and Resources	256	284	719	783
Communications, Media and Technology	167	195	464	586
Total segment operating profit	1,036	1,144	3,054	3,273
Less: unallocated costs	350	346	1,089	991
Income from operations	$686	$798	$1,965	$2,282

Cognizant Technology Solutions	24	September 30, 2023 Form 10-Q

Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	September 30, 2023	December 31, 2022
Long-lived Assets: (1)
North America(2)	$339	$354
Europe	90	86
Rest of World (3)	619	661
Total	$1,048	$1,101

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 14 — Subsequent Events
Dividend
On October 30, 2023, the Board of Directors approved the Company's declaration of a $0.29 per share dividend with a record date of November 21, 2023 and a payment date of November 30, 2023.

Cognizant Technology Solutions	25	September 30, 2023 Form 10-Q

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
In connection with the NextGen program, in the third quarter of 2023 we incurred $72 million of employee separation, facility exit and other costs. Since the inception of the program, we incurred $189 million of employee separation, facility exit and other costs. See Note 4 to our unaudited consolidated financial statements. We currently expect to incur total costs of approximately $300 million with approximately $200 million of such costs anticipated in 2023 and approximately $100 million in 2024. The total costs consist of approximately $150 million of employee severance and other costs primarily related to non-billable and corporate personnel, with approximately $100 million in 2023 and $50 million in 2024, and approximately $150 million of costs related to the consolidation of office space, with approximately $100 million in 2023 and $50 million in 2024. The estimates of the charges and expenditures that we expect to incur in connection with the NextGen program, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the NextGen program.
Q3 2023 Financial Results1

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue up $40 million or 0.8% from Q3 2022; a decline of 0.2% in constant currency[1]	Income from Operations down $112 million or 14.0% from Q3 2022 Adjusted Income from Operations[1] down $40 million or 5.0% from Q3 2022	Operating margin down 240 bps from Q3 2022 Adjusted Operating Margin[1] down 90 bps from Q3 2022	Diluted EPS down $0.18 or 14.8% from Q3 2022 Adjusted Diluted EPS[1] down $0.01 or 0.9% from Q3 2022
1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	26	September 30, 2023 Form 10-Q

During the quarter ended September 30, 2023, revenues increased by $40 million as compared to the quarter ended September 30, 2022, representing an increase of 0.8%, or a decline of 0.2% on a constant currency basis2. Revenue growth was driven by our Communications, Media and Technology and Products and Resources segments, partially offset by revenue decline in our Financial Services segment, which was negatively impacted by weakness in the banking sector. Our recently completed acquisitions contributed 110 basis points to revenue growth, primarily benefiting our Communications, Media and Technology and Products and Resources segment.
Our operating margin and Adjusted Operating Margin2 decreased to 14.0% and 15.5%, respectively for the quarter ended September 30, 2023 from operating margin and Adjusted Operating Margin of 16.4% each for the quarter ended September 30, 2022. Our 2023 GAAP and Adjusted Operating Margins were negatively impacted by increased compensation costs, primarily as a result of two merit increase cycles for the majority of our employees since October 2022, partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar and savings generated from our NextGen program. In addition, our 2023 GAAP operating margin was negatively impacted by the NextGen charges, as discussed in Note 4 to our unaudited consolidated financial statements, which were excluded from our Adjusted Operating Margin.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. Our success is dependent, in large part, on our ability to keep our supply of skilled employees in balance with client demand. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. This metric, which we refer to as Voluntary Attrition - Tech Services, includes all voluntary separations with the exception of employees in our Intuitive Operations and Automation practice. For the trailing twelve months ended September 30, 2023 our Voluntary Attrition - Tech Services was 16.2% as compared to 29.2% for the trailing twelve months ended September 30, 2022. We finished the third quarter of 2023 with approximately 346,600 employees as compared to 349,400 employees at the end of the third quarter of 2022.
Business Outlook
We continue to expect the long-term focus of our clients to be on their digital transformation into software-driven, data-enabled, customer-centric and differentiated businesses. We believe clients will continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic and geopolitical factors, including the increasing uncertainty related to the global economy, which could affect their demand for our services.
In 2023, we simplified our strategic priorities to the following:
•Accelerate growth - achieve faster growth by shifting the mindset and operating rhythm of the company;
•Become the employer of choice - steward and attract the best technology talent in the industry; and
•Simplify operations - improve operational execution and efficiency to free up cash to fund people and growth investments.
We are focused on expanding our partner ecosystem across a broad range of technology companies, including hyperscalers, cloud providers, enterprise software companies, best-in-class digital software enterprises and emerging start-ups. We believe this partner ecosystem will enable us to enhance our innovative, integrated offerings, by combining third-party products with our service solutions, to deliver enterprise-wide digital transformation.
We currently expect to incur total costs of approximately $300 million in connection with the NextGen program, with approximately $200 million of such costs anticipated in 2023 and approximately $100 million in 2024. See "Executive Summary." In addition to the NextGen program, potential tax law and other regulatory changes, including possible U.S. corporate income tax reform and potentially increased costs for employment and post-employment benefits in India as a result of the Code on Social Security, 2020, among other items, may impact our future results.

2 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	27	September 30, 2023 Form 10-Q

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2023	Revenues	2022	Revenues	$	%
Revenues	$4,897	100.0	$4,857	100.0	$40	0.8
Cost of revenues(a)	3,209	65.5	3,080	63.4	129	4.2
Selling, general and administrative expenses(a)	801	16.4	838	17.3	(37)	(4.4)
Restructuring charges	72	1.5	—	—	72	N/A
Depreciation and amortization expense	129	2.6	141	2.9	(12)	(8.5)
Income from operations	686	14.0	798	16.4	(112)	(14.0)
Other income (expense), net	27		14		13	92.9
Income before provision for income taxes	713	14.6	812	16.7	(99)	(12.2)
Provision for income taxes	(191)		(183)		(8)	4.4
Income (loss) from equity method investments	3		—		3	N/A
Net income	$525	10.7	$629	13.0	$(104)	(16.5)
Diluted earnings per share	$1.04		$1.22		$(0.18)	(14.8)

Other Financial Information[3]
Adjusted Income from Operations and Adjusted Operating Margin	$758	15.5	$798	16.4	$(40)	(5.0)
Adjusted Diluted EPS	$1.16		$1.17		$(0.01)	(0.9)

(a)Exclusive of depreciation and amortization expense.
N/A    Not applicable

Revenues
During the quarter ended September 30, 2023, revenues increased by $40 million as compared to the quarter ended September 30, 2022, representing an increase of 0.8%, or a decline of 0.2% on a constant currency basis3. Our recently completed acquisitions contributed 110 basis points to revenue growth.

3Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	28	September 30, 2023 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $4,897 million were as follows for the three months ended September 30, 2023:

Q3 2023 as compared to Q3 2022	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
Financial Services	$(46)	(3.0)	(4.0)
Health Sciences	—	—	(0.8)
Products and Resources	22	1.9	0.6
CMT	64	8.2	7.3
Total revenues	$40	0.8	(0.2)

Q3 2023 as compared to Q3 2022	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
North America	$(22)	(0.6)	(0.6)
United Kingdom	40	9.0	2.2
Continental Europe	46	10.5	3.7
Europe - Total	86	9.7	3.0
Rest of World	(24)	(6.8)	(3.4)
Total revenues	$40	0.8	(0.2)

Recently completed acquisitions contributed 110 basis points to overall revenue growth, including 230 basis points of growth to our Products and Resources segment (primarily in North America) and 310 basis points of growth to our Communications, Media and Technology segment (primarily in Continental Europe and the United Kingdom).4
In addition:
•Reduced demand for discretionary work negatively impacted revenues, primarily in North America across all segments. Banking clients in our Financial Services segment and retail and consumer goods clients in our Products and Resources segment were particularly affected;
•The resale of third-party products in North America in connection with our integrated offerings strategy, primarily in the Financial Services segment, contributed 120 basis points to overall revenue growth;
•North America revenues in the Communications, Media and Technology segment included growing demand among the largest clients in this segment, including for services related to digital content, and revenues from several recently won large deals;
•Revenue growth in the United Kingdom was driven by expansion of work with clients in the Communications Media and Technology segment and insurance clients within the Financial Services segment. Revenue growth in this region was positively impacted by foreign currency exchange rate movements;
•Revenues in the Continental Europe region grew across all segments, led by increased demand from pharmaceutical clients within the Health Sciences segment and from automotive clients within the Products and Resources segment. Revenue growth in this region was positively impacted by foreign currency exchange rate movements; and
•Revenue decline in our Rest of World region was primarily driven by weakness in the Financial Services segment and the negative impact of foreign currency exchange rate movements.

4 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant Technology Solutions	29	September 30, 2023 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$129M
é	2.1% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was due to higher compensation costs for delivery personnel, primarily as a result of two merit increase cycles for the majority of our employees since October 2022, and costs related to resale of third-party products in connection with our integrated offerings strategy, partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily driven by savings generated from our NextGen program, partially offset by higher compensation costs, primarily as a result of two merit increase cycles for the majority of our employees since October 2022.

ê	$37M
ê	0.9% as a % of revenues
¡	% of Revenues

Restructuring Charges
Restructuring charges consist of costs related to the NextGen program. Restructuring charges were $72 million or 1.5%, as a percentage of revenue for the three months ended September 30, 2023. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased by 8.5%, or 0.3% as a percentage of revenues, during the third quarter of 2023 as compared to the third quarter of 2022, primarily driven by a reduction in amortization expense due to certain intangible assets reaching the end of their useful lives.

Operating Margin and Adjusted Operating Margin[5] - Overall
Our 2023 third quarter GAAP operating margin and Adjusted Operating Margin5 were negatively impacted by increased compensation costs, primarily as a result of two merit increase cycles for the majority of our employees since October 2022, partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar and savings generated from our NextGen program. In addition, our 2023 GAAP operating margin was negatively impacted by the NextGen charges, as discussed in Note 4 to our unaudited consolidated financial statements, which were excluded from our Adjusted Operating Margin.

5 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	30	September 30, 2023 Form 10-Q

A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 24% of our global operating costs during the three months ended September 30, 2023. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee benefited our operating margin for the three months ended September 30, 2023 by 84 basis points as compared to the three months ended September 30, 2022.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 67 basis points during the three months ended September 30, 2023. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 18 basis points (excluding the impact of the hedges). The settlement of our cash flow hedges negatively impacted our operating margin by 10 basis points during the three months ended September 30, 2023, compared to a negative impact of 27 basis points during the three months ended September 30, 2022.

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
In the third quarter of 2023, segment operating margins across all our segments were negatively impacted by increased compensation costs, primarily as a result of two merit increase cycles for the majority of our employees since October 2022, partially offset by the benefits of the depreciation of the Indian rupee against the U.S. dollar. In addition, third quarter of 2023 segment operating margin in Health Sciences benefited from higher margin integrated software solutions for healthcare payer clients, while segment operating profit in Communications, Media and Technology was negatively affected by higher costs typical to the initial phases of several recently won large deals in this segment.
Total segment operating profit and operating margin were as follows for the three months ended September 30:

(Dollars in millions)	2023	% of Revenues	2022	% of Revenues	Increase/(Decrease)
Total segment operating profit	$1,036	21.2	$1,144	23.6	$(108)
Less: unallocated costs	350	7.2	346	7.2	4
Income from operations	$686	14.0	$798	16.4	$(112)
Unallocated costs for three months ended September 30, 2023 as compared to September 30, 2022 was impacted by the NextGen charges in 2023, see Note 4 to our unaudited consolidated financial statements, partially offset by lower corporate expenses.

Cognizant Technology Solutions	31	September 30, 2023 Form 10-Q

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended September 30:

(in millions)	2023	2022	Increase/ Decrease
Foreign currency exchange (losses)	$(23)	$(48)	$25
Gains on foreign exchange forward contracts not designated as hedging instruments	23	51	(28)
Foreign currency exchange gains (losses), net	—	3	(3)
Interest income	32	17	15
Interest expense	(11)	(6)	(5)
Other, net	6	—	6
Total other income (expense), net	$27	$14	$13
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of September 30, 2023, the notional value of our undesignated hedges was $1,248 million. The increase in interest income and interest expense was primarily attributable to higher interest rates in the current period.

Provision for Income Taxes

é	$8M

¡ Effective Income Tax Rate é 4.3%

The Q3 2022 effective income tax rate was impacted by the recognition in the third quarter of 2022 of an income tax benefit of $36 million related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements, as previously reported in our Annual Report on Form 10-K. See Note 8 to our unaudited consolidated financial statements for additional information.

Net Income
The decrease in net income was primarily driven by lower income from operations and a higher effective tax rate, partially offset by higher interest income.

ê	$104M

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

Our non-GAAP financial measures Adjusted Operating Margin and Adjusted Income from Operations excludes unusual items, such as NextGen charges. Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, such as NextGen charges and the effect of recognition in the third quarter of 2022 of an income tax benefit related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements, and net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. For further detail on the NextGen charges, see Note 4 to our unaudited consolidated financial statements. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.

We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into our operating results. For internal management reporting and budgeting purposes, we use various GAAP and

Cognizant Technology Solutions	32	September 30, 2023 Form 10-Q

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

	2023	% of Revenues	2022	% of Revenues
GAAP income from operations and operating margin	$686	14.0	$798	16.4
NextGen charges(1)	72	1.5	—	—
Adjusted Income from Operations and Adjusted Operating Margin	$758	15.5	$798	16.4

GAAP diluted EPS	$1.04		$1.22
Effect of NextGen charges, pre-tax	0.14		—
Non-operating foreign currency exchange (gains) losses, pre-tax (2)	—		(0.01)
Tax effect of above adjustments(3)	(0.02)		0.03
Effect of recognition of income tax benefit related to an uncertain tax position (4)	—		(0.07)
Adjusted Diluted EPS	$1.16		$1.17

(1)As part of the NextGen program, during the three months ended September 30, 2023, we incurred employee separation, facility exit and other costs. See Note 4 to our unaudited consolidated financial statements for additional information.
(2)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(3)Presented below are the tax impacts of our non-GAAP adjustment to pre-tax income:

	Three Months Ended September 30,
(in millions)	2023	2022
Non-GAAP income tax benefit (expense) related to:
NextGen charges	$18	$—
Foreign currency exchange gains and losses	(7)	(15)
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
(4)As previously reported in our Annual Report on Form 10-K, during the three months ended September 30, 2022, we recognized an income tax benefit of $36 million related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements. The recognition of the benefit in the third quarter of 2022 was based on management’s reassessment regarding whether this unrecognized tax benefit met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefit.

Cognizant Technology Solutions	33	September 30, 2023 Form 10-Q

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2023	Revenues	2022	Revenues	$	%
Revenues	$14,595	100.0	$14,589	100.0	$6	—
Cost of revenues(a)	9,583	65.7	9,296	63.7	287	3.1
Selling, general and administrative expenses(a)	2,466	16.9	2,583	17.7	(117)	(4.5)
Restructuring charges	189	1.3	—	—	189	N/A
Depreciation and amortization expense	392	2.7	428	2.9	(36)	(8.4)
Income from operations	1,965	13.5	2,282	15.6	(317)	(13.9)
Other income (expense), net	73		20		53	265.0
Income before provision for income taxes	2,038	14.0	2,302	15.8	(264)	(11.5)
Provision for income taxes	(473)		(537)		64	(11.9)
Income (loss) from equity method investments	3		4		(1)	(25.0)
Net income	$1,568	10.7	$1,769	12.1	$(201)	(11.4)
Diluted EPS	$3.09		$3.40		$(0.31)	(9.1)
Other Financial Information[6]
Adjusted Income From Operations and Adjusted Operating Margin	$2,154	14.8	$2,282	15.6	$(128)	(5.6)
Adjusted Diluted EPS	$3.37		$3.40		$(0.03)	(0.9)

(a)Exclusive of depreciation and amortization expense.
N/A    Not applicable

Revenues
During the nine months ended September 30, 2023, revenues increased by $6 million as compared to the nine months ended September 30, 2022, essentially flat on a reported basis, or growth of 0.4% on a constant currency basis6. Our recently completed acquisitions contributed 110 basis points to revenue growth.

6 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant Technology Solutions	34	September 30, 2023 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $14,595 million were as follows for the nine months ended September 30, 2023:

YTD 2023 as compared to YTD 2022	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[7]
Financial Services	$(177)	(3.9)	(3.4)
Health Sciences	73	1.7	1.6
Products and Resources	47	1.4	1.9
CMT	63	2.7	3.5
Total revenues	$6	—	0.4

YTD 2023 as compared to YTD 2022	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[7]
North America	$(113)	(1.0)	(1.0)
United Kingdom	80	5.9	6.6
Continental Europe	97	7.2	6.1
Europe - Total	177	6.6	6.4
Rest of World	(58)	(5.6)	(0.8)
Total revenues	$6	—	0.4

7Our recently completed acquisitions contributed 110 basis points to revenue growth, including 250 basis points of growth to our Products and Resources segment (primarily in North America) and 290 basis points of growth to our Communications, Media and Technology segment (primarily in Continental Europe and the United Kingdom).
In addition:
•Reduced demand for discretionary work negatively impacted revenues, primarily in North America across all segments. Banking clients in our Financial Services segment and retail and consumer goods clients in our Products and Resources segment were particularly affected;
•The resale of third-party products in North America in connection with our integrated offerings strategy, primarily in the Financial Services segment, contributed 60 basis points to overall revenue growth;
•North America revenues in the Communications, Media and Technology segment included growing demand among the largest clients in this segment, including for services related to digital content, and revenues from several recently won large deals, while growth in our Health Sciences segment in the region benefited from increased demand from healthcare payer clients for our integrated software solutions;
•Revenue growth in the United Kingdom was driven by expansion of work with clients in the Communications Media and Technology segment and insurance clients within the Financial Services segment;
•Revenues in the Continental Europe region grew across all segments, led by increased demand from automotive clients within the Products and Resources segment and pharmaceutical clients within the Health Sciences segment; and
•Revenue decline in our Rest of World region was primarily driven by weakness in the Financial Services segment and the negative impact of foreign currency exchange rate movements, partially offset by increased demand from clients in our Products and Resources segment.

7 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant Technology Solutions	35	September 30, 2023 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$287M
é	2.0% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was due to higher compensation costs for delivery personnel, primarily as a result of two merit increase cycles for the majority of our employees since October 2022, partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily due to the beneficial impact of foreign currency exchange rate movements and savings generated from our NextGen program, partially offset by higher compensation costs, primarily as a result of two merit increase cycles for the majority of our employees since October 2022.

ê	$117M
ê	0.8% as a % of revenues
¡	% of Revenues

Restructuring Charges
Restructuring charges consist of costs related to the NextGen program. Restructuring charges were $189 million or 1.3%, as a percentage of revenue for the nine months ended September 30, 2023. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased 8.4%, and by 0.2% as a percentage of revenues, during the nine months ended September 30, 2023 as compared to the 2022 period, primarily driven by a reduction in amortization expense due to certain intangible assets reaching the end of their useful lives.

Operating Margin and Adjusted Operating Margin[8]- Overall

Our 2023 GAAP operating margin and Adjusted Operating Margin8 were negatively impacted by increased compensation costs, primarily as a result of two merit increase cycles for the majority of our employees since October 2022, partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar, and savings generated from our NextGen program. In addition, our 2023 GAAP operating margin was negatively impacted by the NextGen charges, as discussed in Note 4 to our unaudited consolidated financial statements, which were excluded from our Adjusted Operating Margin.
Net of the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee benefited our operating margin for the nine months ended September 30, 2023 by 102 basis points as compared to the nine months ended September 30, 2022. Excluding the impact of the hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 121 basis points during the nine months ended September 30, 2023. The settlement of our cash flow hedges negatively impacted our operating margin by 15 basis points during the nine months ended September 30, 2023, compared to a positive impact of 4 basis points during the 2022 period.
8 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	36	September 30, 2023 Form 10-Q

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
Segment operating profit and operating margin percentage were as follows:
During the first nine months of 2023, segment operating margins across all our segments were negatively impacted by increased compensation costs, primarily as a result of two merit increase cycles for the majority of our employees since October 2022, partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar. In addition, 2023 segment operating margin in Health Sciences benefited from higher margin integrated software solutions for healthcare payer clients, while segment operating profit in Communications, Media and Technology was negatively affected by higher costs typical to the initial phases of several recently won large deals in this segment.
Total segment operating profit and margin were as follows for the nine months ended September 30:

(Dollars in millions)	2023	% of Revenues	2022	% of Revenues	Increase/(Decrease)
Total segment operating profit	$3,054	20.9	$3,273	22.4	$(219)
Less: unallocated costs	1,089	7.4	991	6.8	98
Income from operations	$1,965	13.5	$2,282	15.6	$(317)
The increase in unallocated costs for nine months ended September 30, 2023 as compared to September 30, 2022 was primarily driven by the NextGen charges in 2023, see Note 4 to our unaudited consolidated financial statements, partially offset by lower corporate expenses.

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the nine months ended September 30:

(in millions)	2023	2022	Increase/ Decrease
Foreign currency exchange gains (losses)	$4	$(97)	$101
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(1)	96	(97)
Foreign currency exchange gains (losses), net	3	(1)	4
Interest income	92	32	60
Interest expense	(30)	(11)	(19)
Other, net	8	—	8
Total other income (expense), net	$73	$20	$53
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

Cognizant Technology Solutions	37	September 30, 2023 Form 10-Q

Provision for Income Taxes

ê	$64M

¡ Effective Income Tax Rate ê 0.1%

The effective income tax rate remained flat for the nine months ended September 30, 2023, when compared to the same period in 2022. The 2023 effective income tax rate was impacted by discrete benefits in 2023 resulting from a settlement related to U.S. state income taxes and the settlement of the IRS examination for tax years 2017 and 2018. The 2022 effective income tax rate was impacted by the recognition, in the third quarter of 2022, of an income tax benefit of $36 million related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements, as previously reported in our Annual Report on Form 10-K. See Note 8 to our unaudited consolidated financial statements for additional information.

Net Income
The decrease in net income was driven by lower income from operations, partially offset by higher interest income.

ê	$201M

¡ ê 1.4% of Revenues

Non-GAAP Financial Measures
See “Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022 – Non-GAAP Financial Measures” above for additional information about our use of non-GAAP financial measures.
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

(Dollars in millions, except per share amounts)	2023	% of Revenues	2022	% of Revenues
GAAP income from operations and operating margin	$1,965	13.5	$2,282	15.6
NextGen charges (1)	189	1.3	—	—
Adjusted Income from Operations and Adjusted Operating Margin	$2,154	14.8	$2,282	15.6

GAAP diluted EPS	$3.09		$3.40
Effect of NextGen charges, pre-tax	0.37		—
Non-operating foreign currency exchange (gains) losses, pre-tax (2)	(0.01)		—
Tax effect of above adjustments (3)	(0.08)		0.07
Effect of recognition of income tax benefit related to an uncertain tax position (4)	—		(0.07)
Adjusted Diluted EPS	$3.37		$3.40

(1)As part of the NextGen program, during the nine months ended September 30, 2023, we incurred employee separation, facility exit and other costs. See Note 4 to our unaudited consolidated financial statements for additional information.
(2)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(3)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

(in millions)	Nine Months Ended September 30,
	2023	2022
Non-GAAP income tax benefit (expense) related to:
NextGen charges	$49	$—
Foreign currency exchange gains and losses	(2)	(35)

Cognizant Technology Solutions	38	September 30, 2023 Form 10-Q

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
(4)As previously reported in our Annual Report on Form 10-K, during the three months ended September 30, 2022, we recognized an income tax benefit of $36 million related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements. The recognition of the benefit in the third quarter of 2022 was based on management’s reassessment regarding whether this unrecognized tax benefit met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefit.

Liquidity and Capital Resources
Our cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $2,368 million and available capacity under our credit facilities of approximately $2.0 billion.

The following table provides a summary of cash flows for the nine months ended September 30:

(in millions)	2023	2022	Increase / Decrease
Net cash provided by (used in):
Operating activities	$1,593	$1,866	$(273)
Investing activities	(499)	(28)	(471)
Financing activities	(1,154)	(1,508)	354
Operating activities
The decrease in cash provided by operating activities for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily driven by an increase in income tax payments. In 2023, we made tax payments related to the mandatory capitalization of research and experimental expenditures for the 2022 tax year as well as the estimated tax payments for the nine months ended September 30, 2023. Cash provided by operating activities for the nine months ended September 30, 2023 benefited from improved collections of our trade accounts receivable.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 77 days as of September 30, 2023, an increase of 3 days from 74 days as of December 31, 2022. Our DSO was 74 days as of September 30, 2022, an increase of 5 days from 69 days as of December 31, 2021.

Investing activities
The increase in cash used in investing activities for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily driven by payments for business combinations in 2023 and lower net maturities of investments in 2023 as compared to 2022.
Financing activities
The decrease in cash used in financing activities for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily driven by lower repurchases of common stock.
The Credit Agreement provides for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan beginning in December 2023. As of September 30, 2023, we had no outstanding balance on the revolving credit facility. See Note 7 to our unaudited consolidated financial statements.
In March 2023, our India subsidiary renewed its working capital facility at 15 billion Indian rupee ($181 million at the September 30, 2023 exchange rate). This facility requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually. As of September 30, 2023, we have not borrowed funds under this facility or any of its predecessor facilities.

Cognizant Technology Solutions	39	September 30, 2023 Form 10-Q

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
Other Liquidity and Capital Resources Information
We seek to ensure that our cash is available in the locations in which it is needed. As part of ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We evaluate on an ongoing basis what portion of the non-U.S. cash, cash equivalents and short-term investments is needed locally to execute our strategic plans and what amount is available for repatriation back to the United States.
In connection with our ongoing dispute with the ITD, the High Court is evaluating whether we will be required to make an additional deposit with the tax authorities to proceed with the appeal, possibly as early as in the fourth quarter of 2023, and whether the lien on any of the bank deposits of CTS India will be lifted if the additional deposit with the tax authorities is made. See Note 8 to our unaudited consolidated financial statements.
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

Cognizant Technology Solutions	40	September 30, 2023 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 15, 2023.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	41	September 30, 2023 Form 10-Q

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
Guided by our strategic priorities, in the second quarter of 2023 we initiated the Nextgen program aimed at simplifying our operating model, optimizing corporate functions and consolidating and realigning office space to reflect the post-pandemic hybrid work environment. Our drive for simplification will include operating with fewer layers in an effort to enhance agility and enable faster decision making. In connection with the NextGen program, we currently expect to record total costs of approximately $300 million consisting of approximately $150 million of employee severance and other personnel costs and $150 million of costs related to the consolidation of office space. The NextGen program may result in the loss of institutional knowledge and expertise, as well as the reallocation of certain roles and responsibilities across the Company, all of which could adversely affect our operations. Such effects from our NextGen program could have a material adverse effect on our ability to execute on our business plan. There can be no assurance that we will be successful in implementing our NextGen program, which may be disruptive to our operations, or may cause difficulties in the retention of our remaining employees or reduced productivity among remaining employees. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from the NextGen program due to unforeseen difficulties, delays or unexpected costs. If the actual amount and timing of costs differ from our current expectations and estimates or we are unable to realize the expected operational efficiencies and cost savings from the NextGen program, our operating results and financial condition would be adversely affected. Furthermore, we may incur unanticipated charges or be required to make cash payments as a result of our NextGen program that were not previously contemplated, which could result in an adverse effect on our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our stock repurchase program allows for the repurchase of up to $11.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan or in private transactions, including through ASR agreements entered into with financial institutions, in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining authorized balance of $2,075 million as of September 30, 2023. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and will depend upon market conditions and other factors.
During the three months ended September 30, 2023, we repurchased $300 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2023 - July 31, 2023	—	$—	—	$2,375
August 1, 2023 - August 31, 2023	2,146,363	70.28	2,146,363	2,224
September 1, 2023 - September 30, 2023	2,116,613	70.46	2,116,613	2,075
Total	4,262,976	$70.37	4,262,976
The aggregate purchase price and weighted average price per share does not include the excise tax on net stock repurchases incurred as part of the recently enacted Inflation Reduction Act. The excise tax was immaterial for the three months ended September 30, 2023.

Cognizant Technology Solutions	42	September 30, 2023 Form 10-Q

During the three months ended September 30, 2023, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended September 30, 2023, such repurchases totaled 0.2 million shares at an aggregate cost of $15 million.

Item 5. Other Information

(c) Trading Plans

During the three months ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Cognizant Technology Solutions	43	September 30, 2023 Form 10-Q

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
10.1	Offer Letter, by and between the Company and Jatin Dalal, acknowledged and agreed as of September 25, 2023	8-K	000-24429	10.1	9/28/2023
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	44	September 30, 2023 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	November 1, 2023	By:	/s/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2023	By:	/s/ JAN SIEGMUND
Jan Siegmund,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	45	September 30, 2023 Form 10-Q