Form 10-K
period 2023-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2024-02-14
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No
The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2023, based on $65.28 per share, the last reported sale price on the Nasdaq Global Select Market of the Nasdaq Stock Market LLC on that date, was $32.9 billion.
The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 9, 2024 was 497,842,032 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act
2009 Incentive Plan	Cognizant Technology Solutions Corporation Amended and Restated 2009 Incentive Compensation Plan
2017 Incentive Plan	Cognizant Technology Solutions Corporation 2017 Incentive Award Plan
2023 Incentive Plan	Cognizant Technology Solutions Corporation 2023 Incentive Award Plan
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial Intelligence
APA	Advance Pricing Agreement
ASC	Accounting Standards Codification
AustinCSI	Austin CSI, LLC
CC	Constant Currency
CE	Continental Europe
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIO	Chief Information Officer
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
CODM	Chief Operating Decision Maker
COVID-19	The novel coronavirus disease
CPI	Consumer Price Index
Credit Agreement	Credit agreement with a commercial bank syndicate dated October 6, 2022
CSO	Chief Security Officer
CTS India	Our principal operating subsidiary in India
D&I	Diversity and Inclusion
Devbridge	Devbridge Group LLC
DevOps	Agile relationship between development and IT operations
DOJ	United States Department of Justice
DPDP	Digital Personal Data Protection Act, 2023
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings Per Share
ESG	Environmental, social and corporate governance
ESG Mobility	ESG Mobility GmbH
EU	European Union
EVP	Executive Vice President
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Committee	Cognizant's Chief Executive Officer and his key direct reports
FCPA	Foreign Corrupt Practices Act
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
GenAI	Generative Artificial Intelligence
High Court	Madras, India High Court
HR	Human Resources
HRC	Human Rights Campaign
HS	Health Sciences

Cognizant	1	December 31, 2023 Form 10-K

Defined Term	Definition
Hunter	Certain net assets of Hunter Technical Resources, LLC
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
India Tax Law	New tax regime enacted by the Government of India enacted December 2019
IP	Intellectual property
IoT	Internet of Things
IRS	Internal Revenue Service
IT	Information Technology
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
Linium	The ServiceNow business of Ness Digital Engineering
Magenic	Magenic Technologies, LLC
Mobica	MOBICA HOLDINGS LIMITED
NA	North America
NASSCOM	National Association of Software and Services Companies
OECD	Organization for Economic Cooperation and Development
PSU	Performance Stock Units
Purchase Plan	Cognizant Technology Solutions Corporation 2004 Employee Stock Purchase Plan, as amended
P&R	Products and Resources
ROU	Right of Use
RoW	Rest of World
RSU	Restricted Stock Units
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
Servian	SVN HoldCo Pty Limited
SEZ	Special Economic Zone
SG&A	Selling, general and administrative
SVP	Senior Vice President
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan under the Credit Agreement
Thirdera	Thirdera Holdings, LLC
TQS	TQS Integration Limited
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York
Utegration	Utegration, LLC

Cognizant	2	December 31, 2023 Form 10-K

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues, operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the competitive marketplace for talent and future attrition trends, anticipated effective income tax rate and income tax expense, liquidity, financing strategy, access to capital, capital return strategy, investment strategies, cost management, plans and objectives, including those related to the NextGen program, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of and costs associated with regulatory and litigation matters, the appropriateness of the accrual related to the India Defined Contribution Obligation and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
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
•our ability to successfully use AI-based technologies in our client offerings and our own internal operations;
•legal, reputation and financial risks if we fail to protect client and/or our data from security breaches and/or cyber attacks;
•the impact of future pandemics, epidemics or other outbreaks of disease, on our business, results of operations, liquidity and financial condition;
•climate change impact on our business;
•our ability to meet ESG expectations and commitments;
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

Cognizant	3	December 31, 2023 Form 10-K

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

Cognizant	4	December 31, 2023 Form 10-K

PART I
Item 1. Business
Overview
Cognizant is one of the world’s leading professional services companies, engineering modern businesses and delivering strategic outcomes for our clients. We help clients modernize technology, reimagine processes and transform experiences so they can stay ahead in a fast-changing world. We provide industry expertise and close client collaboration, combining critical perspective with a flexible engagement style. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers. Our collaborative services include digital services and solutions, consulting, application development, systems integration, quality engineering and assurance, application maintenance, infrastructure and security as well as business process services and automation. Digital services continue to be an important part of our portfolio, aligning with our clients' focus on becoming data-enabled, customer-centric and differentiated businesses.
Our purpose, vision and values are central to Cognizant's strategic approach.
In order to achieve this vision and support our clients, we are focusing our business on six strategic initiatives to simplify our operations, become an employer of choice and accelerate growth. These strategic initiatives include:
•Growing in select industries - investing in prioritized industries to drive differentiation across our value chain;
•Expanding internationally - growing by prioritizing strategic growth accounts;
•Building large deal capabilities - enhancing creative deal generation with the right solutions, deal modeling and governance;
•Capturing the AI opportunity - protecting and expanding in target areas while improving efficiency;
•Delivering our talent strategy - embedding our cultural values and building a future-relevant talent model; and
•Continuing to implement our IT roadmap – continuing to modernize and execute critical projects necessary to lead with AI.
We seek to drive organic growth through investments in our digital capabilities across industries and geographies, including the extensive training and reskilling of our technical teams and the expansion of our local workforces in the United States and other markets around the world. Additionally, we pursue select strategic acquisitions that can expand our talent, experience and capabilities in key digital areas or in particular geographies or industries. In 2023, we completed two such acquisitions to complement the nine acquisitions we completed during 2021 and 2022. See Note 3 to our consolidated financial statements for additional information.
Responsible operations and transparency around environmental and social efforts are important to our stakeholders, which is why our ESG program is designed to align with our clients’ and employees’ focus on ESG-related topics in our value chain, including but not limited to, our supply chain, delivery and solutions.

Cognizant	5	December 31, 2023 Form 10-K

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
Our clients seek to partner with service providers that have a deep understanding of their businesses, industry initiatives, customers, markets and cultures and the ability to create solutions tailored to meet their individual business needs. Across industries, our clients are confronted with the risk of being disrupted by nimble, digital-native competitors. They are therefore redirecting their focus and investment to digital operating models and embracing DevOps and key technologies that enable quick adjustments to shifts in their markets. We believe that our deep knowledge of the industries we serve and our clients’ businesses has been central to our growth and high client satisfaction, and we continue to develop and deploy our client-centric culture, innovating together to produce transformative outcomes.
Our FS segment includes banking, capital markets, payments and insurance companies. Demand in this segment is driven by our clients’ need to adopt and integrate digital technologies to serve their customers while complying with significant regulatory requirements and adapting to regulatory change. These digital technologies enable enhanced customer experience, robotic process automation, analytics and AI in areas such as digital lending, fraud detection and next generation payments. In addition to having platforms that drive outcomes at speed, demand is also created by our clients’ desire to reduce complexity through packaged solutions and suppliers with embedded product partners.
Our HS segment consists of healthcare providers and payers, and life sciences companies, including pharmaceutical, biotech and medical device companies. Demand in this segment is driven by emerging industry trends, including the shift towards consumerism, outcome-based contracting, digital health and delivering integrated seamless, omni-channel, patient-centered experiences. These trends result in increased demand for services that drive operational improvements in areas such as clinical development, pharmacovigilance and manufacturing, as well as claims processing, enrollment, membership and billing. Demand is also created by the adoption and integration of digital technologies such as AI to shape personalized care plans and predictive data analytics to improve clinical trial designs, patient engagement and care outcomes.
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
Our CMT segment includes global communications, media and entertainment, education, information services and technology companies. Demand in this segment is driven by our clients’ need for services related to digital content, business process improvement, technology modernization, the creation of unified and compelling user experiences and identifying new revenue streams to drive growth. In response to this demand, we are focusing on services and solutions in the areas of monetization and evolution of networks, media supply chain transformation, product engineering and verticalization as well as data modernization and customer experience design.

Cognizant	6	December 31, 2023 Form 10-K

For the year ended December 31, 2023, the distribution of our revenues across our four reportable business segments was as follows:
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

Services and Solutions
Our services include digital services and solutions, consulting, application development, systems integration, quality engineering and assurance, application maintenance, infrastructure and security as well as business process services and automation. Additionally, we develop, license, implement and support proprietary and third-party software products and platforms. Central to our strategy to align with our clients’ need to modernize is our continued investment in new technologies, including AI, cloud, data modernization, automation, digital engineering and IoT. These four capabilities enable clients to put data at the core of their operations, improve the experiences they offer to their customers, tap into new revenue streams, automate operations, defend against technology-enabled competitors and reduce costs. In many cases, our clients' new digital systems are built on the backbone of their existing legacy systems, which can increase complexity and impact business continuity. In the post-pandemic environment, our clients have a sustained need to modernize their businesses, which has led to increased demand for digital capabilities such as mobile workplace solutions, e-commerce, automation, AI and cybersecurity services and solutions. We believe our deep knowledge of our clients' infrastructure and systems provides us with a significant advantage as we work with them to build new digital capabilities to make their operations more modern and intuitive. We deliver all our services and solutions across our four reportable business segments to best address our clients' individual needs.
Our services and solutions are organized into five integrated practices, which help us better serve our clients through integrated solutioning and delivery. These practices are Core Technologies and Insights, Enterprise Platform Services, Industry Solutions, Intuitive Operations and Automation and Software and Platform Engineering. Our consulting professionals have deep industry-specific expertise and work closely across our practices to create intuitive operating models that leverage a wide range of digital technologies across our clients’ enterprises to deliver higher levels of efficiency, new value for their customers and business outcomes that align to their industries.
Core Technologies and Insights
Our Core Technologies and Insights practice helps clients build agile and relevant organizations that apply the power of cloud, data and IoT to help them perform better and innovate faster. Our clients can harness data securely in cloud-first architectures, enabling them to become highly resilient enterprises that are capable of quickly adapting to market dynamics. Areas of focus within this practice are:
•Cloud, infrastructure and security, which helps simplify, modernize and safeguard IT environments, creating new business opportunities;
•AI and analytics, which helps clients formulate actionable insights from unstructured data to drive a greater understanding of their customers and operations; and
•IoT, which unlocks greater insights and new business models.

Cognizant	7	December 31, 2023 Form 10-K

Enterprise Platform Services
Our Enterprise Platform Services practice helps our clients digitally transform multiple front- and back-office business processes, implementing enterprise-wide platforms that enable customer experience, customer relationship management, human capital management, supply chain management, enterprise resource planning and finance. Our services decrease time to market, drive efficiencies and deliver impactful experiences. Our clients can better share information, simplify IT processes, automate workflow and improve flexibility. This practice focuses on application services, which help enterprises engage their partner ecosystems more productively, and run their operations and financial organizations more efficiently while enabling improved employee and customer experiences. We work closely with partners including Adobe, Amazon Web Services, Cisco, Google, Microsoft, Oracle, Pegasystems, Salesforce, SAP, ServiceNow, Workday and many others.
Industry Solutions
Our Industry Solutions was established in 2023 as part of Cognizant’s strategy to build differentiation at the industry level. The practice integrates industry technologists and thought leaders specialized in vertical micro-segments. These teams work with specialized partners to develop industry-specific products and services that enable clients to improve productivity, increase operational excellence and accelerate innovation.
Intuitive Operations and Automation
Our Intuitive Operations and Automation practice helps clients build and run modern operations through two main vehicles: AI-led automation and business process outsourcing services. Our automation advisory, implementation and managed services experts partner with clients to transform end-to-end processes, design and manage the next-generation human and digital workforce, enable seamless experiences and achieve multi-fold productivity increases. Our technology-driven business process outsourcing services help clients transform and run functions and industry-specific processes such as finance and accounting, omni-channel customer care, loan origination, annotation services, location-based services and medical data management. Areas of focus are:
•Business process outsourcing services, which help deliver business outcomes including revenue growth, increased customer and employee satisfaction, and cost savings; and
•AI-led automation, which includes advisory and process and IT automation solutions designed to simplify and accelerate automation adoption.
Software and Platform Engineering
Our Software and Platform Engineering practice helps clients develop modern enterprises through digital products, services and solutions that help them improve employee experiences and deliver new value for their customers. Our clients can leverage data, technologies and our digital engineering, design and product development capabilities to build world-class experiences, and a responsive, agile and intuitive framework for continuous innovation. Areas of focus are:
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

Cognizant	8	December 31, 2023 Form 10-K

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
•investments to scale our AI capabilities;
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
Workforce
We had approximately 347,700 employees at the end of 2023, with 254,000 in India, 40,500 in North America, 16,300 in Continental Europe, 8,500 in the United Kingdom and 28,400 in various other locations throughout the rest of the world. This represents a decrease of 7,600 employees as compared to December 31, 2022. We utilize subcontractors to provide additional capacity and flexibility in meeting client demand, though the number of subcontractors has historically been immaterial relative to our employee headcount. We are not party to any significant collective bargaining agreements.

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

Cognizant	9	December 31, 2023 Form 10-K

Engaging Our People
As a global professional services company, Cognizant competes on the basis of the knowledge, experience, insights, skills and talent of its employees and the value they can provide to clients. We aim to be the employer of choice in our industry and for our employees to feel motivated, engaged, and empowered to do their best work through careers they find meaningful.
•Engagement & Retention: In a market where competition for skilled IT professionals is intense, we routinely focus on listening to, engaging with and investing in our people through a comprehensive talent approach.
Highlights include:
–We maintain and regularly enhance our employee value proposition (the benefits and experiences we offer our associates) as the strategic guide for our people programs, including our recruitment, talent management and employee engagement efforts;
–We monitor engagement levels and assess employee sentiment through a third-party engagement survey. In 2023, we saw meaningful increases in our employee engagement scores;
–On an annual basis, after each engagement survey, we develop action plans designed to continue to build on our strengths and address shortfalls. People managers are also asked to assess their scores and build actions plans for their teams; and
–We regularly assess retention levels. Despite continued competition for skilled employees in the technology industry, Cognizant experienced meaningfully lower attrition in 2023 compared to the prior year. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. This metric, which we refer to as Voluntary Attrition - Tech Services, includes all voluntary separations with the exception of employees in our Intuitive Operations and Automation practice. For the years ended December 31, 2023 and 2022, our Voluntary Attrition - Tech Services was 13.8% and 25.6%, respectively.
•Diversity & Inclusion: We believe a diverse and inclusive workforce strengthens our ability to innovate and to understand our clients’ needs and aspirations.
Highlights from our D&I efforts include:
–Global D&I organization embedded within our HR function to drive accountability through our people, processes and systems;
–Global D&I training and programs for leaders;
–Hiring policies and initiatives such as our Returnship Program, a 3-month paid, immersive experience for experienced professionals who have taken an extended career break;
–Eight global affinity groups sponsored by Executive Committee members that welcome, nurture and provide safe spaces in which our employees can share their unique interests and aspirations;
–Our sponsorships with the PGA, LPGA, where we doubled the Cognizant Founders Cup purse, and the Aston Martin Cognizant Formula One Team, where we partnered with Racing Pride to promote LGBTQ+ inclusivity in motor racing, demonstrate our commitment to equality around the world; and
–In 2023, we were recognized as a "Best Place to Work for the LGBTQ+ Equality" by HRC Equidad MX in Mexico and HRC Equidade BR in Brazil; each of these is a foremost benchmarking survey related to LGBTQ+ workplace equality.

As of each of December 31, 2023 and 2022, women represented approximately 38% of our workforce.
In our 2023 engagement survey, D&I continued to score higher than external benchmarks, showing as a consistent strength for Cognizant.
•High Performance Culture: We aim to create a work environment where every person is inspired to achieve, driven to perform and rewarded for their contributions. Our culture of meritocracy fosters individual and team high performance to fuel our growth.
Highlights include:
–Structured performance evaluation processes to ensure that expectations are clear and employees are rewarded for achieving and exceeding established goals;

Cognizant	10	December 31, 2023 Form 10-K

–Annual performance-based promotions and merit increases for eligible employees at all levels;
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
•Learning & Upskilling: From campus hire training for entry-level workforce to providing capability assurance programs for professional practitioners, our skilling ecosystem offers growth for employees at all levels. Training our talent in new digital skills supports career growth, internal talent movement, and helps build capabilities in new and emerging technologies and subject areas. These trainings are provided in collaboration with the world’s leading educational and technology partners.
Highlights include:
–In 2023, more than 265,000 of our employees acquired one or more skills utilizing our learning ecosystem;
–Robust technical programs that reskill and upskill our employees with a focus on building digital skills in areas such as AI, GenAI, IoT, digital engineering, data and cloud. We trained 137,000 employees across a variety of digital skills;
–Innovative pre-employment training programs for graduates and early to mid-career professionals that focus on cultivating technology skills required for the next-generation workforce;
–Our in-house, access-from-anywhere learning experience platform provides a marketplace recognizing both formal and informal learning, as well as recommended learning journeys;
–Development plans for all levels to encourage employees to own and prioritize their growth; and
–Our approach to talent development has been recognized by leading learning and development organizations, such as the Association for Talent Development, NASSCOM and the Brandon Hall group.
•Leadership Development & Talent Management: Cognizant continuously fosters its pipeline of high-performing leaders who have the breadth and versatility to drive growth. We are focused on building leadership capability at all levels - whether someone is a first-time manager, taking on a larger team or scope of responsibility, or leading at an executive level - through continuous assessment and high impact development opportunities.
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
–More than 1,300 leaders have participated in our LEAD@Cognizant partnership with Harvard University, which is a 4.5-month leadership capability program designed exclusively for Cognizant leaders to learn, practice and internalize how to set the course, connect the dots, inspire followership and deliver results through strategic alignment, collaboration and building high performing teams;
–Accelerating a diverse leadership pipeline through programs like Propel, an initiative focused on priming the next level of women leaders within Cognizant. More than 1,600 women have progressed through this initiative; and
–Periodic talent processes such as talent reviews aim to help individuals develop in role and prepare for the future, while strengthening our leadership pipeline overall.

Cognizant	11	December 31, 2023 Form 10-K

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
–We provide access and support for mental health for our employees globally through a robust Employee Assistance Program;
–We provide various resources and access to third party mental health platforms, webinars, and events throughout the year. This includes global and regional wellbeing challenges that bring employees and their families together (in person and virtually) to partake in physical activities and mental health events; and
–Managers are equipped with tools and resources to support the engagement and wellbeing of their teams. These tools include guides and training on topics such as engaging hybrid teams, preventing fatigue and burnout, and more.
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

Information About Our Executive Officers
The following table identifies our current executive officers:

Name	Age	Capacities in Which Served
Ravi Kumar S	52	Chief Executive Officer
Jatin Dalal	49	Chief Financial Officer
Balu Ganesh Ayyar	62	EVP and President, Intuitive Operations and Automation and Industry Solutions
Kathryn Diaz	54	EVP, Chief People Officer
Surya Gummadi	47	EVP and President, Americas
John Kim	56	EVP, General Counsel, Chief Corporate Affairs Officer and Secretary
Robert Telesmanic	57	SVP, Controller and Chief Accounting Officer

Ravi Kumar Singisetti (also referred to as Ravi Kumar S or Ravi Kumar) has been our Chief Executive Officer since January 2023. Prior to joining Cognizant, Mr. Kumar was the President of Infosys, where he led the Infosys Global Services Organization across all global industry segments from January 2016 to October 2022. While serving as President of Infosys, he also served as Chairman of the Board of various Infosys subsidiaries. Prior to such role, Mr. Kumar served in positions of increasing authority at PricewaterhouseCoopers, Cambridge Technology Partners, Oracle Corporation, Sapient and Infosys. He is a member of the Board of Directors of Transunion, where he is a member of the Compensation Committee and the Mergers, Acquisitions and Integration Committee. Mr. Kumar has a bachelor’s degree in Engineering from Shivaji University and an MBA from Xavier Institute of Management, India.

Jatin Dalal has been our Chief Financial Officer since December 2023. Prior to joining Cognizant, Mr. Dalal served as Chief Financial Officer of Wipro Limited, a publicly traded multinational technology and services consulting company, from April 2015 to November 2023 and assumed additional responsibilities as President from December 2019 to November 2023. Previously, he held various leadership positions at Wipro, including CFO, IT Business from 2011 to 2015. He joined Wipro in

Cognizant	12	December 31, 2023 Form 10-K

2002 from the General Electric Company, where he began his career in 1999. Mr. Dalal holds a bachelor’s degree in engineering from the National Institute of Technology in Surat, India. He also has a postgraduate diploma in business administration with a specialization in finance and international business from Narsee Monjee Institute of Management Studies in Mumbai, India. In addition, Mr. Dalal is a Chartered Accountant (India), a Chartered Management Accountant (UK) and a Chartered Financial Analyst (USA). Mr. Dalal is also an alumnus of the Advanced Management Program of The Wharton School of the University of Pennsylvania.

Balu Ganesh Ayyar has been our Executive Vice President and President, Intuitive Operations and Automation since July 2022 and assumed additional responsibilities for Industry Solutions in April 2023. Previously, he was Executive Vice President and President, Digital Operations from August 2019 to June 2022. Prior to joining Cognizant, Mr. Ayyar was the CEO of Mphasis, a global IT services company listed in India, from 2009 to 2017. Prior to Mphasis, Mr. Ayyar spent nearly two decades with Hewlett-Packard, holding a variety of leadership roles across multiple geographies.

Kathryn (Kathy) Diaz has been our Executive Vice President, Chief People Officer since September 2023. She held the role on an interim basis from May 2023 to September 2023. Prior to being appointed Chief People Officer, Ms. Diaz served as the Head of Global Total Rewards at Cognizant from July 2020 until September 2023. Prior to joining Cognizant in 2020, Ms. Diaz was VP, Total Rewards at Pearson, a multinational publishing and education company. She was the VP of Global Compensation, Global Mobility and HR Systems at PVH (the parent company of Calvin Klein and Tommy Hilfiger). Previously, Ms. Diaz spent over 20 years in a series of HR leadership positions at Merck & Co, Inc. She holds a bachelor’s degree in Accounting from Rider University and an MBA from Lehigh University.

Surya Gummadi has been our Executive Vice President and President, Americas since January 2023. He held the role on an interim basis from late June 2022 to January 2023. Prior to being appointed President of the Americas, Mr. Gummadi served as Senior Vice President of our Health Sciences business segment from April 2022 to January 2023, Senior Vice President and head of our Healthcare business from July 2020 to April 2022, Vice President and market leader of our Healthcare business from February 2020 to July 2020 and Vice President and market head for our Health Plans business from October 2017 to February 2020. Prior to that, he served in a variety of roles during his more than 20-year tenure with Cognizant. He holds a degree in mechanical engineering from Indian Institute of Technology, Bombay.

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

Robert Telesmanic has been our Senior Vice President, Controller and Chief Accounting Officer since January 2017, a Senior Vice President since 2010 and our Corporate Controller since 2004. Prior to that, he served as our Assistant Corporate Controller from 2003 to 2004. Prior to joining Cognizant, Mr. Telesmanic spent over 14 years with Deloitte & Touche LLP. Mr. Telesmanic has a Bachelor of Science degree from New York University and an MBA from Columbia University.

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

Cognizant	13	December 31, 2023 Form 10-K

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
Global macroeconomic conditions have a significant effect on our business as well as the businesses of our clients. Volatile, negative or uncertain economic conditions have in the past and could in the future cause our clients to reduce, postpone or cancel spending on projects with us, making it more difficult for us to accurately forecast client demand and have available the right resources to profitably address such client demand. For example, in 2023 some of our clients reduced their discretionary spending in response to economic uncertainty, which negatively impacted our revenues. Clients may reduce demand for services quickly and with little warning, which may cause us to incur extra costs where we have employed more personnel than client demand supports.
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
Our success is dependent, in large part, on our ability to keep our supply of skilled employees, including project managers, IT engineers and senior technical personnel, in particular those with experience in key digital areas, in balance with client demand around the world and on our ability to attract and retain senior management with the knowledge and skills to lead our business globally. In 2021 and most of 2022, we, and we believe the IT industry as a whole, experienced unprecedented attrition. As a result, we hired over a hundred thousand new employees in each of 2021 and 2022, and over sixty thousand in 2023. Correspondingly, we have needed to reskill, retain, integrate and motivate our large workforce with diverse skills and expertise in order to serve client demands across the globe, respond quickly to rapid and ongoing technological, industry and macroeconomic developments and grow and manage our business. The rate of attrition began to decrease in the second half of 2022, but if such attrition levels increase again in the future, it could materially adversely affect our business and results of operations. We also must continue to maintain a senior leadership team that, among other things, is effective in executing on our strategic goals and growing our digital business. The loss of senior executives, or the failure to attract, integrate and retain new senior executives as the needs of our business require, could have a material adverse effect on our business and results of operations.

Competition for skilled labor is intense and, in some jurisdictions in which we operate and in key digital areas, there are more open positions than qualified persons to fill these positions. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies. Our business has experienced in the past and may experience in the future significant employee attrition, which has caused us to incur increased costs to hire new employees with the desired skills. While we strive to adjust pricing to reduce the impact of compensation increases on our operating margin, we may not be successful in recovering these increases, which could adversely affect our profitability and operating margin. Costs associated with recruiting and training employees are

Cognizant	14	December 31, 2023 Form 10-K

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
Additionally, we expect to continue pursuing strategic and targeted acquisitions and investments to enhance our offerings of services and solutions or to enable us to expand our talent, experience and capabilities in key digital areas or in particular geographies or industries. We may not be successful in identifying suitable opportunities, completing targeted transactions or achieving the desired results in the timeframe we expect or at all, such opportunities may divert our management's time and focus away from our core business and realizing the desired results of a particular transaction may depend upon competition, market trends, regulatory developments, additional costs or investments and the actions of suppliers or other third parties. We may face challenges in effectively integrating acquired businesses into our ongoing operations and in assimilating and retaining employees of those businesses into our culture and organizational structure, and these risks may be magnified by the size and number of transactions we execute.
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
In connection with the NextGen program, in 2023 we incurred $115 million of employee separation costs and $114 million of facility exit and other costs totaling $229 million. See Note 4 to our audited consolidated financial statements. We

Cognizant	15	December 31, 2023 Form 10-K

currently expect to incur total costs of approximately $300 million with approximately $70 million of such costs anticipated in 2024. The NextGen program may result in the loss of institutional knowledge and expertise, as well as the reallocation of certain roles and responsibilities across the Company, all of which could adversely affect our operations. Such effects from our NextGen program could have a material adverse effect on our ability to execute on our business plan. There can be no assurance that we will be successful in implementing our NextGen program, which may be disruptive to our operations, or may cause difficulties in the retention of our remaining employees or reduced productivity among remaining employees. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from the NextGen program due to unforeseen difficulties, delays or unexpected costs. If the actual amount and timing of costs differ from our current expectations and estimates or we are unable to realize the expected operational efficiencies and cost savings from the NextGen program, our operating results and financial condition would be adversely affected. Furthermore, we may incur unanticipated charges or be required to make cash payments as a result of our NextGen program that were not previously contemplated, which could result in an adverse effect on our business or results of operations.
We may not be able to achieve our profitability goals and maintain our capital return strategy.
Our goals for profitability and capital return rely upon a number of assumptions, including our ability to improve the efficiency of our operations and make successful investments to grow and further develop our business. Our profitability is impacted by our ability to accurately estimate, attain, and sustain revenues from client engagements, margins and cash flows over contract periods and general economic and political conditions. Our profitability also depends on the efficiency with which we run our operations (including changes in our internal organizational structure) and the cost of our operations, especially the compensation and benefits costs of our employees. We have incurred, and may continue to incur, substantial costs related to implementing our strategy to optimize such costs, and we may not realize the ultimate cost savings that we expect. We may not be able to efficiently utilize our employees if increased regulation, policy changes or administrative burdens of immigration, work visas or client worksite placement prevents us from deploying our employees on a timely basis, or at all, to fulfill the needs of our clients. Our utilization rates are further affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforce and manage attrition, and our need to devote time and resources to training, professional development and other typically non-chargeable activities. Increases in wages and other costs, including as a result of attrition, may also put pressure on our profitability.
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
Many of our client contracts include clauses that tie our compensation to the achievement of agreed-upon performance standards or milestones. Failure to satisfy these requirements could significantly reduce our fees under the contracts, increase the cost to us of meeting performance standards or milestones, delay expected payments, subject us to potential damage claims under the contract terms or harm our reputation. The use of new technologies in our offerings (including GenAI) can expose us to additional risks if those technologies fail to work as predicted, which could lead to cost overruns, project delays, financial penalties, or damage to our reputation. Clients also often have the right to terminate a contract and pursue damages claims for serious or repeated failure to meet these service commitments. Some of our contracts provide that a portion of our compensation depends on performance measures such as cost-savings, revenue enhancement, benefits produced, business goals

Cognizant	16	December 31, 2023 Form 10-K

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
Our relationships with our third-party alliance partners, who supply us with necessary components to the services and solutions we offer our clients, are also critical to our ability to provide many of our services and solutions that address client demands. There can be no assurance that we will be able to maintain such relationships or that such components will be available on the expected timelines or for anticipated prices. Among other things, such alliance partners may in the future decide to compete with us, form exclusive or more favorable arrangements with our competitors or otherwise reduce our access to their products, thereby impairing our ability to provide the services and solutions demanded by clients. Any performance failure on the part of our alliance partners, or the discontinuance by such alliance partners of services that we have relied on them to perform for our clients, could delay our performance or require us to engage alternative third parties to perform the services at our cost or to perform them ourselves, any of which could deprive us of potential revenue or adversely impact our profitability.
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
Our use of AI technologies may not be successful and may present business, financial, legal, and reputational risks.
We increasingly use AI-based technologies, including GenAI, in our client offerings and our own internal operations. As with many innovations, AI presents risks and challenges that could adversely impact our business.
The development, adoption, and use of AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices by us, our clients, or third parties with whom we do business could result in unintended

Cognizant	17	December 31, 2023 Form 10-K

consequences. Such consequences may include, for example, employees making decisions based on biased or inaccurate information; disclosure of sensitive information; deliberate misuse; or infringement of third-party intellectual property rights. In turn, these consequences may cause decreased demand for our services or harm to our business, results of operations, or reputation.
AI technology and services are part of a highly competitive and rapidly evolving market. We plan to incur significant development and operational costs to build and support our AI capabilities to meet the needs of our clients. We face significant competition from our traditional competitors as well as other third parties, including those that are new to the market, and our clients may develop their own AI-related capabilities. In addition, as these technologies evolve, we expect that some services that we currently perform for our clients will be replaced by AI or forms of automation. Each of the foregoing may lead to reduced demand for our services or harm our ability to obtain favorable pricing or other terms for our services, which could have a material adverse effect on our business, results of operations and financial condition.
Furthermore, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations, industry standards or ethical requirements and expectations relating to AI may impose significant operational costs requiring us to change our service offerings or business practices, or may limit or prevent our ability to develop, deploy, or use AI technologies. Failure to appropriately conform to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
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
In addition, the products, services and software that we provide to our clients, or the third-party components we use to provide such products, services and software, may unintentionally contain or introduce cybersecurity threats or vulnerabilities to our clients’ information technology networks. Our clients may maintain their own proprietary, sensitive, or confidential information that could be compromised in a cybersecurity attack, or their systems may be disabled or disrupted as a result of such an attack. Our clients, regulators, or other third parties may attempt to hold us liable for any such losses or damages resulting from such an attack, including through contractual indemnification clauses.
Like other global companies, we and our clients, suppliers, alliance partners (including numerous cloud service providers) and other vendors we interact with face threats to data and systems, including by nation state threat actors, insider threats (including inappropriate access), perpetrators of random or targeted malicious cyberattacks, computer viruses, malware, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate client information and cause system failures and disruptions. For example, in April 2020, we announced a security incident involving a Maze ransomware attack. The attack resulted in unauthorized access to certain data and caused significant disruption to our business. In addition, recent international tensions (including Russia’s invasion of Ukraine and conflicts in the Middle East) have heightened the overall risk of cyber-threats and, while we have taken steps to mitigate such risks, those steps may not be successful.
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

Cognizant	18	December 31, 2023 Form 10-K

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
Failure to comply with data security and privacy regulations could have a material adverse effect on our business operations and operating results.
We are required to comply with increasingly complex and changing data security and privacy regulations in the United States, the EU, India and in other jurisdictions in which we operate. These laws regulate the collection, use and transfer of personal data and can include significant financial penalties for noncompliance. We may also face audits or investigations by one or more domestic or foreign government agencies or our customers pursuant to our contractual obligations relating to our compliance with these regulations. Despite positive developments, such as the new EU-U.S. Data Privacy Framework, which provides a mechanism for the transfer of personal data from the EU to the United States, there remains regulatory uncertainty for businesses transferring data globally. New rules and restrictions on the movement of data across national borders could increase compliance costs, as well as the risk of regulatory enforcement action (including potential financial penalties), private lawsuits, reputational damage, blockage of international data transfers, disruption to business and loss of customers.
In the United States, federal sectoral laws, such as the Health Insurance Portability and Accountability Act, alongside growing state level legislation impose or will impose extensive privacy requirements on organizations that handle personal data. Proposals for federal comprehensive privacy legislation continue and other new state laws are under consideration. In India, the DPDP was approved on August 11, 2023 and is expected to come into effect in phases over the next 6-12 months. The DPDP is designed to encourage growth in the technology sector; however, much detail (including on requirements for cross border transfers) has been left to subordinate legislation which will be prescribed by the executive arm of the government. The DPDP limits penalties that can be imposed to 2.5 billion Indian rupees or approximately $30 million. Other countries have enacted or are considering enacting privacy or data localization laws that require certain data to stay within their borders. Developing new regulations in AI and data use more broadly continue to add to the complexity of the legal environment and managing the privacy elements of these new rules will be critical to our ability to serve our customers as well as to achieve operational efficiencies. Complying with these changing regulatory requirements that apply to us directly or indirectly from our impacted customers requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions, any of which could materially adversely affect our business operations and operating results.
Pandemics, epidemics or other outbreaks of disease have had and may in the future have a material adverse impact upon our business, liquidity, results of operations and financial condition.
Any pandemic, epidemic or other outbreak of disease may have, widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets and business practices by, among other things, causing significant loss of life, curtailing congregation of people and disrupting communications and travel. Such events may have a material adverse impact upon, our business, liquidity, results of operations and financial condition, including as a result of the following:
•Reduced client demand for services – Pandemics, epidemics, or other outbreaks of disease could reduce demand for our services, particularly in regions or industries that are significantly impacted by such events. The vast majority of our business is with clients in the United States, the United Kingdom and other countries in Europe, all regions that were significantly impacted by the COVID-19 pandemic and could be impacted by other future outbreaks of disease.
•Delivery challenges – We could face closures of our clients' facilities that materially impair our ability to deliver services to our clients and satisfy contractually agreed upon service levels during pandemics, epidemics, or other outbreaks of disease. For example, the COVID-19 pandemic, particularly in India, but also in the Philippines and other countries where we have near-shore or offshore delivery operations for clients, as well as our in-country offices and offices of clients where our employees may normally work, impacted our ability to deliver services to clients.
•Increased strain on employees and management – The significant challenges presented by a pandemic or other outbreak of disease, such as the potentially life-threatening health risks to employees and their loved ones and the unavailability of various services our employees may rely upon, such as childcare, may be a cause of employee morale concerns and may adversely impact employee productivity, as they did during the COVID-19 pandemic. Addressing

Cognizant	19	December 31, 2023 Form 10-K

these employee morale and productivity concerns as well as other significant challenges presented by such events, including various business continuity measures demands significant management time and attention.
The ultimate extent to which any future pandemics, epidemics or other outbreaks of disease impact our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity of the disease to which the pandemic, epidemic or other outbreak relates; delivery, adoption and effectiveness of vaccines or other treatments for the disease, including any variants; the duration and extent of the event and waves of infection; travel restrictions and social distancing; the duration and extent of business closures and business disruptions; and the effectiveness of actions taken to contain, treat and prevent the disease. If we or our clients experience prolonged shutdowns or other business disruptions, our business, liquidity, results of operations, financial condition and the trading price of our common stock may be materially adversely affected, and our ability to access the capital markets may be limited. Further, any future pandemic, epidemic or other outbreak of disease, and the volatile regional and global economic conditions stemming from such an event, could precipitate or amplify the other risk factors that we identify in this report, any of which could have a material adverse impact to our business.
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

Failure to meet ESG expectations or standards or achieve our ESG commitments could adversely affect our business or damage our reputation.
Our failure or perceived failure to achieve our ESG commitments, maintain ESG practices, or meet evolving stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain clients and employees, and expose us to increased scrutiny from the investment community and enforcement authorities. Our ability to achieve our ESG commitments is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of low- or non-carbon based energy sources and technologies and the availability of suppliers that can meet our ESG and other standards. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on certain ESG-related issues, or because they may disagree with our goals and initiatives. Damage to our reputation may reduce demand for our services and thus have an adverse effect on our future financial performance, as well as require additional resources to rebuild our reputation.
In addition, governmental bodies, investors, clients, businesses, employees and potential employees are increasingly focused on ESG issues, including climate change, diversity and inclusion, human rights and supply-chain issues, which has resulted and may in the future continue to result in the adoption of new laws and regulations, reporting requirements and changing bid and buying practices. Further, we are subject to, and expect to become increasingly subject to, laws, regulations and international treaties relating to climate change, such as carbon pricing or product energy efficiency requirements. As these new laws, regulations, treaties and similar initiatives and programs continue to be adopted and implemented, we will be required to comply or potentially face market access limitations, enforcement actions, civil suits or sanctions, including fines. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. If we fail to comply with new laws, regulations, treaties, or reporting requirements, our reputation and business could be adversely impacted.

Cognizant	20	December 31, 2023 Form 10-K

If our risk management, business continuity and disaster recovery plans are not effective and our global delivery capabilities are impacted, our business and results of operations may be materially adversely affected and we may suffer harm to our reputation.
Our business model is dependent on our global delivery capabilities, which include coordination between our delivery centers in India, our other global and regional delivery centers, the offices of our clients and our associates worldwide. System failures, outages and operational disruptions may be caused by factors outside of our control, such as hostilities (including the ongoing conflicts between Russia and Ukraine and in the Middle East), political unrest, terrorist attacks, cybersecurity incidents, power or water shortages or telecommunications failures, natural or man-made disasters or other catastrophic events (including extreme weather conditions and other events that may be caused or exacerbated by climate change), and public health emergencies, epidemics and pandemics, affecting the geographies where our people, equipment and clients are located. Our risk management, business continuity and disaster recovery plans may not be effective at predicting or mitigating the effects of such disruptions, particularly in the case of catastrophic events or longer term, increasingly severe developments that may occur as a result of climate change. Even if our operations are unaffected or recover quickly from any such events, if our clients cannot timely resume their own operations due to a catastrophic event, they may reduce or terminate our services, which may adversely affect our results of operations. Any such disruption may result in lost revenues, a loss of clients, liabilities relating to disruptions in service, expenditures to repair or replace damaged property and reputational damage, and could demand significant management time and attention, any of which would have an adverse effect on our business, results of operations and financial condition.
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

Cognizant	21	December 31, 2023 Form 10-K

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
We provide services to clients and have operations in many parts of the world and in a wide variety of different industries, subjecting us to numerous, evolving, and sometimes conflicting, laws and regulations on matters as diverse as trade controls and sanctions, immigration (including temporary work authorizations or work permits), content requirements, trade restrictions, tariffs, taxation, antitrust laws, anti-money laundering and anti-corruption laws (including the FCPA and the U.K. Bribery Act), the environment, including climate change regulation and reporting requirements, government affairs, internal and disclosure control obligations, data privacy, intellectual property, employment and labor relations, human rights and AI. We face significant regulatory compliance costs and risks as a result of the size and breadth of our business. For example, we may experience increased costs in 2024 and future years for employment and post-employment benefits in India as a result of the issuance of the Code on Social Security, 2020, which enhanced social security coverage (a portion of which is paid by the employer) and extended such benefits to all workers.
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
The interpretation of tax laws and regulations in the many jurisdictions in which we operate and the related tax accounting principles are complex and require considerable judgment to determine our income taxes and other tax liabilities worldwide. Tax laws and regulations affecting us and our clients, including applicable tax rates, and the interpretation and enforcement of such laws and regulations are subject to change as a result of economic, political and other factors, and any such changes or changes in tax accounting principles could increase our effective worldwide income tax rate and have a material adverse effect on our net income, cash flows and financial condition. We routinely review and update our corporate structure and intercompany arrangements, including transfer pricing policies, consistent with applicable laws and regulations, to align with our evolving business operations across the numerous jurisdictions, such as the United States, India and the United Kingdom, in which we operate. Failure to successfully adapt our corporate structure and intercompany arrangements to align with our evolving business operations may increase our worldwide effective tax rate and have a material adverse effect on our earnings, cash flows and financial condition.

Cognizant	22	December 31, 2023 Form 10-K

Our worldwide effective income tax rate may increase or our financial condition may be materially impacted as a result of developments, changes in interpretations and assumptions made, additional guidance that may be issued and ongoing and future actions the Company has or may take with respect to our corporate structure and intercompany arrangements. For example, our cash flows could be materially affected by the issuance of additional interpretive guidance by the U.S. Treasury regarding the capitalization and amortization of research and experimental expenses for tax purposes, as more fully described in Note 11 to the consolidated financial statements.
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
Item 1B. Unresolved Staff Comments
None.

Cognizant	23	December 31, 2023 Form 10-K

Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program, which is managed by Cognizant’s Corporate Security team, is designed to identify, assess and manage risks from cybersecurity threats and provides a framework for handling cybersecurity threats and incidents. The program is also aligned with the risk assessment framework that has been established by the enterprise risk management team.
Our cybersecurity risk management framework includes steps for assessing the severity of a cybersecurity threat (including an escalation process for potentially material cybersecurity threats and incidents to an internal committee comprised of members of senior management), identifying the source of a cybersecurity threat (including whether the cybersecurity threat is associated with a third-party service provider), implementing cybersecurity countermeasures and mitigation strategies. The internal committee is responsible for assessing the materiality of cybersecurity threats and incidents and informs designated members of executive leadership and of the Board of Directors of material cybersecurity threats and incidents.
Cognizant's cyber risk management program is periodically audited as part of external certification audits. We also engage third-party cybersecurity experts to assist with risk assessment and conduct penetration testing among other items. Key findings from the audits and third-party risk assessments are summarized and communicated to the Company’s senior leadership and the Audit Committee, and remediation actions are implemented to enhance our overall cybersecurity program.
We require our vendors to comply with privacy and cybersecurity requirements, and we perform risk assessments of vendors, including their ability to protect data from unauthorized access. We include data protection and security content as part of annual training required of employees.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. In 2020, we experienced a previously-disclosed cybersecurity incident that resulted in unauthorized access to certain data and caused significant disruptions to our business operations. In response, we engaged leading outside forensics and cybersecurity experts, launched a comprehensive containment and remediation effort and forensic investigation, restored the security of our internal systems and networks and adopted various enhancements to the security of our systems and networks.
Governance
As part of our overall enterprise risk management program, we prioritize the identification and management of cybersecurity risk at several levels. Our Board of Directors has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to the Audit Committee, which is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The Audit Committee previously utilized an IT Cybersecurity Subcommittee, comprised of members of the Audit Committee, to assist in carrying out a portion of these responsibilities. In December 2023, the Audit Committee transitioned away from use of the subcommittee structure. At all times, the full Audit Committee has maintained and continues to maintain oversight responsibility for cybersecurity risk management.
Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs.
Our cyber risk assessment program is managed by our Corporate Security team, which is led by our CSO, who has over 25 years of experience in the cybersecurity and technology industry. The CSO reports to Cognizant's Executive Vice President, General Counsel, Chief Corporate Affairs Officer and Secretary. The CSO manages multiple teams within Corporate Security that are operationally responsible for the security of the Company, including Global Cyber Operations, Business Information Security, Global Business Resilience and Integrated Risk Management, each of which provides regular updates to the CSO regarding cyber threat intelligence, cyber incidents and cyber risk metrics as part of their security responsibilities. The CSO works closely with the CIO, who is responsible for Cognizant's information technology and digital transformation strategy. Together, the CSO and CIO have a mutual set of responsibilities to align, implement, and govern security policies, standards, and technology controls throughout the enterprise. On a periodic basis, the CSO and CIO provide updates to the Audit Committee on, among other things, key cybersecurity metrics, status of projects to strengthen the Company's information security systems and assessments of the Company's security program. The Audit Committee reports to the Board of Directors, which also receives periodic updates on such matters.

Cognizant	24	December 31, 2023 Form 10-K

Item 2. Properties
We have operations in major metro areas across nearly 50 countries around the world, with our worldwide headquarters located in a leased facility in Teaneck, New Jersey in the United States. We utilize a global delivery model with delivery centers worldwide, including in-country, regional and global delivery centers. We have over 24 million square feet of owned and leased facilities for our delivery centers. Our largest delivery center presence is in India, representing 90% of our total delivery centers on a square-foot basis, with the largest presence in Chennai (9 million square feet), Hyderabad (3 million square feet), Pune (3 million square feet), Kolkata (3 million square feet) and Bangalore (2 million square feet). We also have a significant number of delivery centers in other countries, including the United States, Philippines, Germany, Canada, Mexico and countries throughout Europe. In addition, we have sales and marketing offices, innovation labs, and digital design and consulting centers in major business markets, including New York, London, Paris, Melbourne, and Singapore, among others. Our facilities are used to support clients across all four reportable business segments.
We believe our current facilities are adequate to support our operations in the immediate future, and that we will be able to obtain suitable additional facilities on commercially reasonable terms as needed.
Item 3. Legal Proceedings
See Note 15 to our consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

Cognizant	25	December 31, 2023 Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock trades on the Nasdaq Stock Market under the symbol “CTSH.” As of December 31, 2023, the number of holders of record of our Class A common stock was 102 and the approximate number of beneficial holders of our Class A common stock was 575,000.
Cash Dividends
During 2023, we paid quarterly cash dividends of $0.29 per share, or $1.16 per share in total for the year. In February 2024, our Board of Directors approved a cash dividend of $0.30 per share with a record date of February 20, 2024 and a payment date of February 28, 2024. We intend to continue to pay quarterly cash dividends in accordance with our capital allocation framework. Future dividend payments depend on a variety of factors, including our cash flow generated from operations, cash and investment balances, net income, overall liquidity position, potential alternative uses of cash, such as acquisitions, and anticipated future economic conditions and financial results.
Issuer Purchases of Equity Securities
Our stock repurchase program, as amended in November 2022, allows for the repurchase of up to $11.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining balance of $1,777 million as of December 31, 2023. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and depend upon market conditions and other factors.
During the three months ended December 31, 2023, we repurchased $298 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
October 1, 2023 - October 31, 2023	—	$—	—	$2,075
November 1, 2023 - November 30, 2023	2,287,032	68.38	2,287,032	1,919
December 1, 2023 - December 31, 2023	1,930,988	73.15	1,930,988	1,777
Total	4,218,020	$70.56	4,218,020
We regularly purchase shares in connection with our stock-based compensation plans as shares of our Class A common stock are tendered by employees for payment of applicable statutory tax withholdings. For the three months ended December 31, 2023, we purchased 0.2 million shares at an aggregate cost of $15 million in connection with employee tax withholding obligations.
Recent Sales of Unregistered Securities
None.

Cognizant	26	December 31, 2023 Form 10-K

Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index for the period beginning December 31, 2018 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)
Among Cognizant, the S&P 500 Index and the S&P 500 Information Technology Index

Comparison of Cumulative Five Year Total Return

$350
$300
$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
S&P 500 Information Technology Index
S&P 500 Index
Cognizant Technology Solutions Corporation

Company / Index	Base Period 12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Cognizant Technology Solutions Corp	$100	$98.93	$132.49	$145.26	$95.09	$127.78
S&P 500 Index	100	131.49	155.68	200.37	164.08	207.21
S&P 500 Information Technology Index	100	150.29	216.25	290.92	208.90	329.73
(1)Graph assumes $100 invested on December 31, 2018 in our Class A common stock, the S&P 500 Index and the S&P 500 Information Technology Index.
(2)Cumulative total return assumes reinvestment of dividends.
Item 6. [Reserved]

Cognizant	27	December 31, 2023 Form 10-K

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
Cognizant is one of the world’s leading professional services companies, engineering modern businesses and delivering strategic outcomes for our clients. We help clients modernize technology, reimagine processes and transform experiences so they can stay ahead in a fast-changing world. We provide industry expertise and close client collaboration, combining critical perspective with a flexible engagement style. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers. Our collaborative services include digital services and solutions, consulting, application development, systems integration, quality engineering and assurance, application maintenance, infrastructure and security as well as business process services and automation. Digital services continue to be an important part of our portfolio, aligning with our clients' focus on becoming data-enabled, customer-centric and differentiated businesses.
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
In connection with the NextGen program, in 2023 we incurred $115 million of employee separation costs and $114 million of facility exit and other costs totaling $229 million. See Note 4 to our audited consolidated financial statements. We currently expect to incur total costs of approximately $300 million with approximately $70 million of such costs anticipated in 2024. The estimates of the charges and expenditures that we expect to incur in connection with the NextGen program, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the NextGen program.
2023 Financial Results1

Revenues

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue declined $75 million or 0.4% from 2022; a decline of 0.3% in constant currency[1]	Income from Operations declined $279 million or 9.4% from 2022 Adjusted Income from Operations[1] declined $50 million or 1.7% from 2022	Operating margin down 140 bps compared to 2022 Adjusted Operating Margin[1] down 20 basis points from 2022	Diluted EPS declined $0.20 or 4.5% from 2022 Adjusted Diluted EPS[1] increased $0.15 or 3.4% from 2022

1 Adjusted Income From Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant	28	December 31, 2023 Form 10-K

During the year ended December 31, 2023, revenues decreased by $75 million as compared to the year ended December 31, 2022, representing a decrease of 0.4%, or a decrease of 0.3% on a constant currency basis2. Revenue decline was driven by our Financial Services segment, which was negatively impacted by weakness in the banking sector, partially offset by growth in our Communications, Media and Technology, Products and Resources and Health Sciences segments. Our recently completed acquisitions contributed 110 basis points to revenue growth, primarily benefiting our Products and Resources and Communications, Media and Technology segments.
Our operating margin and Adjusted Operating Margin2 was 13.9% and 15.1%, respectively, for the year ended December 31, 2023. This compares to operating margin and Adjusted Operating Margin of 15.3% for the year ended December 31, 2022. Our 2023 GAAP and Adjusted Operating Margins were negatively impacted by increased compensation costs, primarily as a result of two merit increase cycles for the majority of our employees since October 2022, partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar, savings generated from our NextGen program and improvement in profitability of a large contract with a Health Sciences client in 2023. In addition, as discussed in Note 4 to our audited consolidated financial statements, our 2023 GAAP operating margin was negatively impacted by the NextGen charges, which were excluded from our Adjusted Operating Margin.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. This metric, which we refer to as Voluntary Attrition - Tech Services, includes all voluntary separations with the exception of employees in our Intuitive Operations and Automation practice. For the year ended December 31, 2023 our Voluntary Attrition - Tech Services was 13.8% as compared to 25.6% for the year ended December 31, 2022. We finished 2023 with approximately 347,700 employees as compared to 355,300 employees at the end of 2022.
Business Outlook
See "Overview" within Part I, Item 1. Business for information on our six strategic priorities.
We continue to expect the long-term focus of our clients to be on their digital transformation into software-driven, data-enabled, customer-centric and differentiated businesses. We believe clients will continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic and geopolitical factors, including the increasing uncertainty related to the global economy, which has affected and may continue to affect their demand for our services.
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
We increasingly use AI-based technologies, including GenAI, in our client offerings and our own internal operations. AI technologies and services are part of a highly competitive and rapidly evolving market. We plan to make significant investments in our AI capabilities to meet the needs of our clients and harness its value in a flexible, secure, scalable and responsible way. As AI-based technologies evolve, we expect that some services that we currently perform for our clients will be replaced by AI or forms of automation. This may lead to reduced demand for certain services or harm our ability to obtain favorable pricing or other terms for our services.
In connection with the NextGen program, in 2023 we incurred $229 million in employee separation, facility exit and other costs. We currently expect to incur total costs of approximately $300 million in connection with the NextGen program, with approximately $70 million of such costs anticipated in 2024. In addition to the NextGen program, potential tax law and other regulatory changes, including possible U.S. corporate income tax reform and potentially increased costs for employment and post-employment benefits in India as a result of the Code on Social Security, 2020, among other items, may impact our future results. For additional information, see Part I, Item 1A. Risk Factors.

2 Adjusted Operating Margin and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant	29	December 31, 2023 Form 10-K

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2021, including a year-to-year comparison between 2022 and 2021, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report Form 10-K for the year ended December 31, 2022.
The Year Ended December 31, 2023 Compared to The Year Ended December 31, 2022
The following table sets forth certain financial data for the years ended December 31:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2023	Revenues	2022	Revenues	$	%
Revenues	$19,353	100.0	$19,428	100.0	$(75)	(0.4)
Cost of revenues(a)	12,664	65.4	12,448	64.1	216	1.7
Selling, general and administrative expenses(a)	3,252	16.8	3,443	17.7	(191)	(5.5)
Restructuring charges	229	1.2	—	—	229	N/A
Depreciation and amortization expense	519	2.7	569	2.9	(50)	(8.8)
Income from operations and operating margin	2,689	13.9	2,968	15.3	(279)	(9.4)
Other income (expense), net	98		48		50	104.2
Income before provision for income taxes	2,787	14.4	3,016	15.5	(229)	(7.6)
Provision for income taxes	(668)		(730)		62	(8.5)
Income (loss) from equity method investments	7		4		3	75.0
Net income	$2,126	11.0	$2,290	11.8	$(164)	(7.2)
Diluted EPS	$4.21		$4.41		$(0.20)	(4.5)
Other Financial Information [3]
Adjusted Income From Operations and Adjusted Operating Margin	$2,918	15.1	$2,968	15.3	$(50)	(1.7)
Adjusted Diluted EPS	$4.55		$4.40		$0.15	3.4

(a)    Exclusive of depreciation and amortization expense
N/A    Not applicable3

Revenues
During the year ended December 31, 2023, revenues declined by $75 million as compared to the twelve months ended December 31, 2022, representing a decline of 0.4%, or a decline of 0.3% on a constant currency basis.3 Our recently completed acquisitions contributed 110 basis points of growth to the change in revenues.

3 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	30	December 31, 2023 Form 10-K

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $19,353 million across our business segments and geographies were as follows for the year ended December 31, 2023:

2023 as compared to 2022	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
Financial Services	$(263)	(4.3)	(4.2)
Health Sciences	43	0.8	0.5
Products and Resources	62	1.4	1.5
CMT	83	2.6	3.1
Total revenues	$(75)	(0.4)	(0.3)

2023 as compared to 2022	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
North America	$(172)	(1.2)	(1.1)
United Kingdom	75	4.1	3.5
Continental Europe	114	6.4	4.3
Europe - Total	189	5.2	3.9
Rest of World	(92)	(6.6)	(2.6)
Total revenues	$(75)	(0.4)	(0.3)

Change in revenues was driven by the following factors:
•Reduced demand for discretionary work negatively impacted revenues across all segments, and primarily in North America. Banking clients in our Financial Services segment, retail and consumer goods clients in our Products and Resources segment and clients in our Communications, Media and Technology segment were particularly affected;
•Recently completed acquisitions which contributed 110 basis points of growth to the overall change in revenues, including 230 basis points of growth to our Products and Resources segment (primarily in North America) and 290 basis points of growth to our Communications, Media and Technology segment (primarily in Continental Europe and the United Kingdom);
•North America revenues in the Communications, Media and Technology segment included growing demand among the largest clients in this segment, including for services related to digital content;
•The resale of third-party products in North America in connection with our integrated offerings strategy, primarily in the Financial Services and Products and Resources segments, contributed 70 basis points of growth to the overall change in revenue;
•North America revenues in the Communications, Media and Technology and Products and Resources segments were positively impacted by the ramp up of several recently won large deals;
•Revenue growth in the United Kingdom was driven by expansion of work public sector clients included in our Communications, Media and Technology and Financial Services segments;
•Revenues in the Continental Europe region were driven by increased demand from pharmaceutical clients within the Health Sciences segment and automotive clients within the Products and Resources segment; and
•Revenue decline in our Rest of World region was primarily driven by weakness in the Financial Services segment and the negative impact of foreign currency exchange rate movements.

4 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	31	December 31, 2023 Form 10-K

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$216M

é	1.3% as a % of revenues

¡ % of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was due to higher compensation costs for delivery personnel, primarily as a result of two merit increase cycles for the majority of our employees since October 2022, partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar and improvement in profitability of a large contract with a Health Sciences client in 2023.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily due to savings generated from our NextGen program and the beneficial impact of foreign currency exchange rate movements, partially offset by higher compensation costs, primarily as a result of two merit increase cycles for the majority of our employees since October 2022.

ê	$191M

ê	0.9% as a % of revenues

¡ % of Revenues

Restructuring Charges
Restructuring charges consist of costs related to the NextGen program. Restructuring charges were $229 million or 1.2%, as a percentage of revenues for the year ended December 31, 2023. For further detail on our restructuring charges see Note 4 to our audited consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased by 8.8%, and by 0.2% as a percentage of revenues, in 2023 as compared to 2022, primarily driven by a reduction in amortization expense due to certain intangible assets reaching the end of their useful lives and savings generated from our NextGen program.

Operating Margin and Adjusted Operating Margin[5] - Overall
Our 2023 operating margin and Adjusted Operating Margin5 were negatively impacted by increased compensation costs, primarily as a result of two merit increase cycles for the majority of our employees since October 2022, partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar, savings generated from our NextGen program and improvement in profitability of a large contract with a Health Sciences client in 2023. In addition, as discussed in Note 4 to our audited consolidated financial statements, our 2023 GAAP operating margin was negatively impacted by the NextGen charges, which were excluded from our Adjusted Operating Margin5.

5 Adjusted Income From Operations and Adjusted Operating Margin are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	32	December 31, 2023 Form 10-K

A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 24% of our global operating costs during the year ended December 31, 2023. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee contributed 90 basis points to the improvement in our operating margin for the year ended December 31, 2023 as compared to December 31, 2022.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 96 basis points in 2023. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points (excluding the impact of our cash flow hedges). In 2023, the settlement of our cash flow hedges negatively impacted our operating margin by approximately 13 basis points, compared to a negative impact of 7 basis points in 2022.
We finished the year ended December 31, 2023 with approximately 347,700 employees as compared to 355,300 employees for the year ended December 31, 2022. For the year ended December 31, 2023 our Voluntary Attrition - Tech Services was 13.8% as compared to 25.6% for the year ended December 31, 2022.

Segment Operating Profit
In 2023, we made certain changes to the internal measurement of segment operating profit for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to reflect a more complete cost of delivery. Specifically, segment operating profit now includes an allocation of both SG&A costs related to our integrated practices and the excess or shortfall of incentive-based compensation for commercial and delivery employees as compared to target, which were previously included in "unallocated costs." We have reported 2023 segment operating profits using the new allocation methodology and have recast the 2022 and 2021 results to conform to the new methodology. See Note 18 to our audited consolidated financial statements for the recast 2021 segment operating profits.
Segment operating profit and operating margin percentage were as follows:

Segment operating profit	%	Segment operating margin
In 2023, segment operating margins across all our segments were negatively impacted by increased compensation costs, primarily as a result of two merit increase cycles for the majority of our employees since October 2022, partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar and savings generated from our NextGen program. In addition, 2023 segment operating margin in Health Sciences benefited from the improvement in profitability of a large contract with a payer client, while segment operating profit in Communications, Media and Technology was negatively affected by higher costs typical to the initial phases of several recently won large deals in this segment.

Cognizant	33	December 31, 2023 Form 10-K

Total segment operating profit was as follows for the year ended December 31:

(Dollars in millions)	2023	% of Revenues	2022	% of Revenues	Increase / (Decrease)
Total segment operating profit	$4,117	21.3	$4,353	22.4	$(236)
Less: unallocated costs	1,428	7.4	1,385	7.1	43
Income from operations	$2,689	13.9	$2,968	15.3	$(279)

The increase in unallocated costs for 2023 as compared to 2022 was primarily driven by the NextGen charges in 2023, see Note 4 to our audited consolidated financial statements, partially offset by lower corporate expenses.

Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the years ended December 31:

(in millions)	2023	2022	Increase / Decrease
Foreign currency exchange gains (losses)	$42	$(16)	$58
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(40)	23	(63)
Foreign currency exchange gains (losses), net	2	7	(5)
Interest income	126	59	67
Interest expense	(41)	(19)	(22)
Other, net	11	1	10
Total other income (expense), net	$98	$48	$50
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of December 31, 2023, the notional value of our undesignated hedges was $1,317 million. The increase in interest income and interest expense was each primarily attributable to higher interest rates in the current period.

Provision for Income Taxes

ê	$62M
¡ Effective Income Tax Rate ê 0.2%

The effective income tax rate decreased primarily driven by the geographical mix of earnings in 2023 as compared to 2022. See Note 11 to our consolidated financial statements for additional information.
In December 2021, the OECD adopted model rules for a global framework to impose a 15% global minimum tax referred to as Pillar Two with a targeted effective date of January 1, 2024. The OECD has continued and is continuing to issue additional guidance on the operation of the model rules. While the United States has not enacted Pillar Two, certain countries in which we operate have adopted their own version of the Pillar Two model rules. Although Management continues to monitor additional guidance from the OECD and countries’ implementation of Pillar Two, based on current guidance, we believe that our net income, cash flows, or financial condition will not be materially impacted by Pillar Two.

Net Income
The decrease in net income was primarily driven by lower income from operations, partially offset by higher interest income and lower provision for income taxes in 2023.

ê	$164M

ê	0.8% as a % of revenues

¡ % of Revenues

Cognizant	34	December 31, 2023 Form 10-K

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
Our non-GAAP financial measures Adjusted Operating Margin and Adjusted Income from Operations exclude unusual items, such as NextGen charges. Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, such as NextGen charges and the effect of recognition in the third quarter of 2022 of an income tax benefit related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements, and net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. For further detail on the NextGen charges, see Note 4 to our audited consolidated financial statements. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues. Free cash flow is defined as cash flows from operating activities net of purchases of property and equipment.

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

Cognizant	35	December 31, 2023 Form 10-K

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure, as applicable, for the years ended December 31:

(Dollars in millions, except per share data)	2023	% of Revenues	2022	% of Revenues
GAAP income from operations and operating margin	$2,689	13.9%	$2,968	15.3%
NextGen charges (1)	229	1.2	—	—
Adjusted Income From Operations and Adjusted Operating Margin	$2,918	15.1%	$2,968	15.3%

GAAP diluted EPS	$4.21		$4.41
Effect of NextGen charges, pre-tax	0.45		—
Effect of non-operating foreign currency exchange losses (gains), pre-tax (2)	—		(0.01)
Tax effect of above adjustments (3)	(0.11)		0.07
Effect of recognition of income tax benefit related to an uncertain tax position (4)	—		(0.07)
Adjusted Diluted EPS	$4.55		$4.40

Net cash provided by operating activities	$2,330		$2,568
Purchases of property and equipment	(317)		(332)
Free cash flow	$2,013		$2,236

(1)    As part of the NextGen program, during the year ended December 31, 2023, we incurred employee separation, facility exit and other costs. See Note 4 to our audited consolidated financial statements for additional information.
(2)    Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
(3)    Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income for the years ended December 31:

(in millions)	2023	2022
Non-GAAP income tax benefit (expense) related to:
NextGen charges	$59	$—
Foreign currency exchange gains and losses	(6)	(39)
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
(4)    As previously reported in our 2022 Annual Report on Form 10-K, during the three months ended September 30, 2022, we recognized an income tax benefit of $36 million related to a specific uncertain tax position that was previously unrecognized in our prior-year consolidated financial statements. The recognition of the benefit in the third quarter of 2022 was based on management’s reassessment regarding whether this unrecognized tax benefit met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefit.

Cognizant	36	December 31, 2023 Form 10-K

Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $2,635 million. Additionally, as of December 31, 2023, we had available capacity under our credit facilities of approximately $2.0 billion.
The following table provides a summary of our cash flows for the years ended December 31:

(in millions)	2023	2022	Increase / Decrease
Net cash provided by (used in):
Operating activities	$2,330	$2,568	$(238)
Investing activities	(331)	(106)	(225)
Financing activities	(1,609)	(1,939)	330
Other Cash Flow Information[6]
Free cash flow	2,013	2,236	(223)
Operating activities6
The decrease in cash provided by operating activities in 2023 compared to 2022 was primarily driven by an increase in income tax payments. In 2023, we made tax payments related to the mandatory capitalization of research and experimental expenditures for the 2022 tax year of approximately $300 million as well as the estimated tax payments for 2023 of approximately $230 million. Cash provided by operating activities for 2023 benefited from improved collections of our trade accounts receivable as compared to 2022.
We monitor turnover, aging and the collection of trade accounts receivable by client. Our DSO calculation includes trade accounts receivable, net of allowance for credit losses, and contract assets, reduced by the uncollected portion of our deferred revenue. DSO was 77 days as of December 31, 2023, 74 days as of December 31, 2022 and 69 days as of December 31, 2021.
Investing activities
The increase in cash used in investing activities in 2023 compared to 2022 was primarily driven by lower net maturities of investments in 2023 as compared to 2022 and higher payments for business combinations in 2023.
Financing activities
The decrease in cash used in financing activities in 2023 compared to 2022 was primarily driven by lower repurchases of common stock.
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan beginning in December 2023. See Note 10 to our consolidated financial statements. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of December 31, 2023 and through the date of this filing. As of December 31, 2023, we had no outstanding balance on our revolving credit facility.
In March 2023, our India subsidiary renewed its working capital facility at 15 billion Indian rupee ($180 million at the December 31, 2023 exchange rate). This facility requires us to repay any balances drawn down within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days after disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually. As of December 31, 2023, we have not borrowed funds under this facility or any of its predecessor facilities.

6 Free cash flow is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	37	December 31, 2023 Form 10-K

Capital Allocation Framework

Acquisitions

Share repurchases

Dividend payments

Our capital allocation framework anticipates the deployment of approximately 50% of our free cash flow7 for acquisitions, 25% for share repurchases and 25% for dividend payments. We review our capital allocation on an ongoing basis, considering our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.
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
We expect operating cash flows, cash and short-term investment balances, together with the available capacity under our revolving credit facilities, to be sufficient to meet our operating requirements, including purchase commitments, tax payments, including Tax Reform Act transition tax payments, and servicing our debt for the next twelve months. Our remaining Tax Reform Act transition tax payments are $123 million and $157 million in the years 2024 and 2025, respectively. In 2023, our Tax Reform Act transition tax payment was $94 million. In addition, we also have purchase commitments of approximately $615 million that will be paid over the next four years, of which approximately $180 million will be paid during the next twelve months. In addition, see Note 7 to our consolidated financial statements for a description of our operating lease obligations.
In connection with our ongoing dispute with the ITD, on January 8, 2024, the SCI ruled that, in order to proceed with our appeal, we must deposit 30 billion Indian rupees ($355 million at the December 31, 2023 exchange rate), representing the time deposits of CTS India under lien, on the condition that, if CTS India prevails at the High Court, the amount deposited will be returned to CTS India, along with interest accrued, within 4 weeks of the judgment. The SCI also requested the High Court to consider and dispose of the appeal as expeditiously as possible, preferably within 6 weeks of the January 8, 2024 ruling. We made the required deposit in January 2024. See Note 11 to our consolidated financial statements.
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

Cognizant	38	December 31, 2023 Form 10-K

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

Cognizant	39	December 31, 2023 Form 10-K

Based on our most recent evaluation of goodwill performed during the fourth quarter of 2023, we concluded that the goodwill in each of our reporting units was not at risk of impairment. As of December 31, 2023, our goodwill balance was $6,085 million.

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

Recently Adopted and New Accounting Pronouncements
See Note 1 to our consolidated financial statements for additional information.

Cognizant	40	December 31, 2023 Form 10-K

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

Revenues from our clients in the United Kingdom, Continental Europe and Rest of World represented 9.7%, 9.9% and 6.7%, respectively, of our 2023 revenues, and are typically denominated in currencies other than the U.S. dollar. Accordingly, our revenues may be affected by fluctuations in the exchange rates, primarily the British pound and the Euro, as compared to the U.S. dollar.

A predominant portion of our costs in India are denominated in the Indian rupee, representing 24% of our global operating costs during 2023, and are subject to foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations.

We have entered into a series of foreign exchange forward and option contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2023, the notional value and weighted average contract rates of these contracts by year of maturity were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2024	$1,878	84.3
2025	1,020	86.3
Total	$2,898	85.0

As of December 31, 2023, the net unrealized gain on our outstanding foreign exchange forward and option contracts designated as cash flow hedges was $13 million. Based upon a sensitivity analysis at December 31, 2023, which estimates the fair value of the contracts assuming certain market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of our foreign exchange forward contracts designated as cash flow hedges of approximately $278 million.

A portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In 2023, we reported foreign currency exchange gains, exclusive of hedging gains, of approximately $42 million, which were primarily attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. We use foreign exchange forward contracts that are scheduled to mature in the first quarter of 2024 to provide an economic hedge against balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. At December 31, 2023, the notional value of these outstanding contracts was $1,317 million and the net unrealized loss was $8 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2023, which estimates the fair value of the contracts assuming certain market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of our foreign exchange forward contracts not designated as hedges of approximately $87 million.

Interest Rate Risk
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are due to mature in October 2027. The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). The Term Loan is a Term Benchmark loan. Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 100 basis point change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.

Cognizant	41	December 31, 2023 Form 10-K

We have $1,161 million of cash equivalents, $14 million of short-term investments and $435 million of long-term investments as of December 31, 2023. Our cash equivalents consist of money market funds and time deposits. Our short-term investments consist primarily of a U.S. dollar denominated investment in a fixed income mutual fund. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Our long-term investments primarily consist of restricted time deposits and cash equivalents related to the ITD dispute and equity method investments. As of December 31, 2023, a 100 basis point change in interest rates, with all other variables held constant, would have an immaterial effect on the fair value of our cash equivalents as well as short- and long-term investments.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its evaluation, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the

Cognizant	42	December 31, 2023 Form 10-K

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

Item 9B. Other Information
During the three months ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Cognizant	43	December 31, 2023 Form 10-K

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
The remaining information required by this item will be included under the caption "Corporate governance" in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Cognizant	44	December 31, 2023 Form 10-K

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(2) Consolidated Financial Statement Schedule. Reference is made to the Index to Financial Statement Schedule on Page F-1.

(3) Exhibits.
Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
4.1	Specimen Certificate for shares of Class A common stock	S-4/A	333-101216	4.2	1/30/2003
4.2	Description of Capital Stock	10-K	000-24429	4.2	2/14/2020
10.1†	Form of Indemnification Agreement for Directors and Officers	10-Q	000-24429	10.1	8/7/2013
10.2†	Form of Amended and Restated Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, between the Company and each of the following current or former Executive Officers: Brian Humphries, Jan Siegmund, Becky Schmitt, Robert Telesmanic, Balu Ganesh Ayyar and John Kim	10-K	000-24429	10.3	2/27/2018
10.3†	2022 Form of Executive Employment and Non-Disclosure, Non-Competition and Invention Assignment Agreement between the Company and each of the following current or former Executive Officers: Surya Gummadi, Kathryn Diaz and Jatin Dalal	10-Q	000-24429	10.1	7/28/2022
10.4†	UK Form of Executive Employment and Non-Disclosure, Non-Competition and Invention Assignment Agreement, entered into between the Company and the following Executive Officer: Robert Walker	10-Q	000-24429	10.2	7/28/2022
10.5†	Executive Employment and Non-Disclosure, Non-Competition and Invention Assignment Agreement, entered into between the Company and Ravi Kumar Singisetti, dated effective January 12, 2023	8-K	000-24429	10.2	1/12/2023
10.6†	Letter Agreement, dated as of December 9, 2022, by and between the Company and Brian Humphries regarding Base Pay Denomination Adjustment	10-K	000-24429	10.6	2/15/2023
10.7†	Letter Agreement, dated as of January 9, 2023, by and among Cognizant Worldwide Limited, the Company and Brian Humphries amendment Employment Agreement	8-K	000-24429	10.3	1/12/2023

Cognizant	45	December 31, 2023 Form 10-K

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
10.8†	Offer Letter, by and between the Company and Brian Humphries, acknowledged and agreed November 30, 2018	10-K	000-24429	10.4	2/19/2019
10.9†	Offer Letter, by and between the Company and Jan Siegmund, acknowledged and agreed July 8, 2020	8-K	000-24429	10.1	7/29/2020
10.10†	Offer Letter, by and between the Company and Becky Schmitt, acknowledged and agreed November 26, 2019	10-K	000-24429	10.6	2/12/2021
10.11†	Offer Letter, by and between the Company and Ravi Kumar Singisetti, acknowledged and agreed January 9, 2023	8-K	000-24429	10.1	1/12/2023
10.12†	Offer Letter, by and between the Company and Jatin Dalal, acknowledged and agreed September 25, 2023	8-K	000-24429	10.1	9/28/2023
10.13†	Non-Employee Director Compensation Guidelines (effective as of June 6, 2023)	10-Q	000-24429	10.9	8/3/2023
10.14†	2004 Employee Stock Purchase Plan (as amended and restated effective as of January 1, 2022)	10-K	000-24429	10.7	2/16/2022
10.15†	Cognizant Technology Solutions Corporation Amended and Restated 2009 Incentive Compensation Plan, effective March 9, 2015	10-Q	000-24429	10.1	5/4/2015
10.16†	Form of Restricted Stock Unit Award Agreement Non-Employee Director Deferred Issuance	8-K	000-24429	10.7	7/6/2009
10.17†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance	8-K	000-24429	10.8	7/6/2009
10.18†	Cognizant Technology Solutions Corporation 2017 Incentive Award Plan	8-K	000-24429	10.1	6/7/2017
10.19†	Form of Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.2	8/3/2017
10.20†	Form of Performance-Based Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.3	8/3/2017
10.21†	Form of Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.4	8/3/2017
10.22†	Form of Stock Option Grant Notice and Stock Option Agreement	10-Q	000-24429	10.5	8/3/2017
10.23†	Form of Restricted Stock Unit Award Grant Notice (March 5, 2020 form)	10-Q	000-24429	10.1	5/8/2020
10.24†	Form of Performance-Based Restricted Stock Unit Award Grant Notice (March 5, 2020 form)	10-Q	000-24429	10.2	5/8/2020
10.25†	Cognizant Technology Solutions Corporation 2023 Incentive Award Plan	S-8	333-27244	99.1	6/6/2023
10.26†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Grant Notice for Employees, including Executive Officers	10-Q	000-24429	10.3	8/3/2023
10.27†	Form of Cognizant Technology Solutions Corporation Performance-Based Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.4	8/3/2023

Cognizant	46	December 31, 2023 Form 10-K

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
10.28†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Grant Notice for Non-Employee Director (Non-Deferred)	10-Q	000-24429	10.5	8/3/2023
10.29†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Grant Notice Non-Employee Director (Deferred Settlement)	10-Q	000-24429	10.6	8/3/2023
10.30†	Form of Cognizant Technology Solutions Corporation Deferred Stock Unit Award Grant Notice Non-Employee Director (for Deferred Equity in lieu of Cash Retainer)	10-Q	000-24429	10.7	8/3/2023
10.31†	Letter Agreement with each of Steven Rohleder and Sandra Wijnberg regarding grant of dividend equivalents on previously issued Deferred Stock Units	10-Q	000-24429	10.8	8/3/2023
10.32†	Retirement, Death and Disability Policy	10-Q	000-24429	10.1	7/30/2020
10.33†	Cognizant Technology Solutions Corporation Senior Executive Cash Severance Policy	8-K	000-24429	10.1	3/6/2023
10.34	Credit Agreement, dated as of October 6, 2022, among Cognizant Technology Solutions Corporation, Cognizant Worldwide Limited, certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-24429	10.1	10/7/2022
21.1	List of subsidiaries of the Company					Filed
23.1	Consent of PricewaterhouseCoopers LLP					Filed
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					Filed
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					Filed
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)					Furnished
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)					Furnished
97.1	Cognizant Technology Solutions Corporation Rule 10D-1 Compensation Recoupment (Clawback) Policy adopted September 6, 2023					Filed
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed

Cognizant	47	December 31, 2023 Form 10-K

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

Item 16. Form 10-K Summary
None.

Cognizant	48	December 31, 2023 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/S/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAVI KUMAR S	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2024
Ravi Kumar S

/s/ JATIN DALAL	Chief Financial Officer (Principal Financial Officer)	February 14, 2024
Jatin Dalal

/s/ ROBERT TELESMANIC	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2024
Robert Telesmanic

/s/ STEPHEN J. ROHLEDER	Chair of the Board and Director	February 14, 2024
Stephen J. Rohleder

/s/ ZEIN ABDALLA	Director	February 14, 2024
Zein Abdalla

/s/ VINITA BALI	Director	February 14, 2024
Vinita Bali

/s/ ERIC BRANDERIZ	Director	February 14, 2024
Eric Branderiz

/s/ ARCHANA DESKUS	Director	February 14, 2024
Archana Deskus

/s/ JOHN M. DINEEN	Director	February 14, 2024
John M. Dineen

/s/ LEO S. MACKAY, JR.	Director	February 14, 2024
Leo S. Mackay, Jr.

/s/ MICHAEL PATSALOS-FOX	Director	February 14, 2024
Michael Patsalos-Fox

/s/ ABRAHAM SCHOT	Director	February 14, 2024
Abraham Schot

/s/ JOSEPH M. VELLI	Director	February 14, 2024
Joseph M. Velli

/s/ SANDRA S. WIJNBERG	Director	February 14, 2024
Sandra S. Wijnberg

Cognizant	49	December 31, 2023 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Cognizant	F-1	December 31, 2023 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Cognizant Technology Solutions Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Cognizant	F-2	December 31, 2023 Form 10-K

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

Revenue Recognition – Expected Labor Costs to Complete for Certain Fixed-Price Contracts

As described in Notes 1 and 2 to the consolidated financial statements, fixed-price contracts comprised $8.7 billion of the Company’s total revenues for the year ended December 31, 2023, which includes performance obligations where control is transferred over time. For performance obligations where control is transferred over time, revenues are recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the deliverables to be provided. Management recognizes revenues related to fixed-price contracts for application development and systems integration services, consulting or other technology services as the service is performed using the cost-to-cost method, under which the total value of revenues is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs. The cost-to-cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information. Revenues related to fixed-price application maintenance, quality engineering and assurance as well as business process services are recognized based on management’s right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered. If management’s invoicing is not consistent with the value delivered, revenues are recognized as the service is performed based on the cost-to-cost method described above.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the development of the estimated total expected labor costs to complete fixed-price contracts. These procedures also included, among others, evaluating and testing management’s process for developing the estimated total expected labor costs for a sample of contracts, which included evaluating the reasonableness of the total expected labor cost assumptions used by management. Evaluating the reasonableness of the assumptions related to the total expected labor costs involved assessing management’s ability to reasonably develop total expected labor costs by (i) performing a comparison of expected labor cost metrics at project inception with actual cost metrics for similar completed projects and (ii) evaluating the timely identification of circumstances that may warrant a modification to previous labor cost estimates, including actual labor costs in excess of estimates.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 14, 2024

We have served as the Company’s auditor since 1997.

Cognizant	F-3	December 31, 2023 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions, except par values)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,621	$2,191
Short-term investments	14	310
Trade accounts receivable, net	3,849	3,796
Other current assets	1,022	969
Total current assets	7,506	7,266
Property and equipment, net	1,048	1,101
Operating lease assets, net	611	876
Goodwill	6,085	5,710
Intangible assets, net	1,149	1,168
Deferred income tax assets, net	993	642
Long-term investments	435	427
Other noncurrent assets	656	662
Total assets	$18,483	$17,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$337	$360
Deferred revenue	385	398
Short-term debt	33	8
Operating lease liabilities	153	174
Accrued expenses and other current liabilities	2,425	2,407
Total current liabilities	3,333	3,347
Deferred revenue, noncurrent	42	19
Operating lease liabilities, noncurrent	523	714
Deferred income tax liabilities, net	226	180
Long-term debt	606	638
Long-term income taxes payable	157	283
Other noncurrent liabilities	369	362
Total liabilities	5,256	5,543
Commitments and contingencies (See Note 15)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 498 and 509 shares issued and outstanding as of December 31, 2023 and 2022, respectively	5	5
Additional paid-in capital	15	15
Retained earnings	13,301	12,588
Accumulated other comprehensive income (loss)	(94)	(299)
Total stockholders’ equity	13,227	12,309
Total liabilities and stockholders’ equity	$18,483	$17,852
The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-4	December 31, 2023 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Revenues	$19,353	$19,428	$18,507
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	12,664	12,448	11,604
Selling, general and administrative expenses	3,252	3,443	3,503
Restructuring charges	229	—	—
Depreciation and amortization expense	519	569	574
Income from operations	2,689	2,968	2,826
Other income (expense), net:
Interest income	126	59	30
Interest expense	(41)	(19)	(9)
Foreign currency exchange gains (losses), net	2	7	(20)
Other, net	11	1	—
Total other income (expense), net	98	48	1
Income before provision for income taxes	2,787	3,016	2,827
Provision for income taxes	(668)	(730)	(693)
Income (loss) from equity method investments	7	4	3
Net income	$2,126	$2,290	$2,137
Basic earnings per share	$4.21	$4.42	$4.06
Diluted earnings per share	$4.21	$4.41	$4.05
Weighted average number of common shares outstanding—Basic	505	518	527
Dilutive effect of shares issuable under stock-based compensation plans	—	1	1
Weighted average number of common shares outstanding—Diluted	505	519	528
The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-5	December 31, 2023 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income	$2,126	$2,290	$2,137
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	144	(228)	(75)
Unrealized gains and losses on cash flow hedges	61	(108)	2
Other comprehensive income (loss)	205	(336)	(73)
Comprehensive income	$2,331	$1,954	$2,064
The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-6	December 31, 2023 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2020	530	$5	$32	$10,689	$110	$10,836
Net income	—	—	—	2,137	—	2,137
Other comprehensive income (loss)	—	—	—	—	(73)	(73)
Common stock issued, stock-based compensation plans	5	—	130	—	—	130
Stock-based compensation expense	—	—	246	—	—	246
Repurchases of common stock	(10)	—	(381)	(394)	—	(775)
Dividends declared, $0.96 per share	—	—	—	(510)	—	(510)
Balance, December 31, 2021	525	5	27	11,922	37	11,991
Net income	—	—	—	2,290	—	2,290
Other comprehensive income (loss)	—	—	—	—	(336)	(336)
Common stock issued, stock-based compensation plans	4	—	86	—	—	86
Stock-based compensation expense	—	—	261	—	—	261
Repurchases of common stock	(20)	—	(359)	(1,059)	—	(1,418)
Dividends declared, $1.08 per share	—	—	—	(565)	—	(565)
Balance, December 31, 2022	509	5	15	12,588	(299)	12,309
Net income	—	—	—	2,126	—	2,126
Other comprehensive income (loss)	—	—	—	—	205	205
Common stock issued, stock-based compensation plans	4	—	71	—	—	71
Stock-based compensation expense	—	—	176	—	—	176
Repurchases of common stock	(15)	—	(247)	(823)	—	(1,070)
Dividends declared, $1.16 per share	—	—	—	(590)	—	(590)
Balance, December 31, 2023	498	$5	$15	$13,301	$(94)	$13,227

The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-7	December 31, 2023 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$2,126	$2,290	$2,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	555	569	574
Deferred income taxes	(339)	(273)	27
Stock-based compensation expense	176	261	246
Other	1	45	(1)
Changes in assets and liabilities:
Trade accounts receivable	(43)	(238)	(407)
Other current and noncurrent assets	123	343	348
Accounts payable	(23)	(11)	(35)
Deferred revenue, current and noncurrent	(4)	(26)	19
Other current and noncurrent liabilities	(242)	(392)	(413)
Net cash provided by operating activities	2,330	2,568	2,495
Cash flows from investing activities:
Purchases of property and equipment	(317)	(332)	(279)
Purchases of available-for-sale investment securities	(59)	(1,227)	(430)
Proceeds from maturity of available-for-sale investment securities	285	1,315	120
Purchases of held-to-maturity investment securities	(3)	(44)	(203)
Proceeds from maturity of held-to-maturity investment securities	24	54	180
Purchases of other investments	(379)	(546)	(1,660)
Proceeds from maturity or sale of other investments	527	1,013	1,078
Proceeds from sales of businesses	—	28	—
Payments for business combinations, net of cash acquired	(409)	(367)	(970)
Net cash (used in) investing activities	(331)	(106)	(2,164)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	71	86	130
Repurchases of common stock	(1,064)	(1,422)	(771)
Repayment of term loan borrowings and finance lease and earnout obligations	(25)	(686)	(53)
Proceeds from debt refinancing	—	650	—
Debt issuance costs	—	(3)	—
Dividends paid	(591)	(564)	(509)
Net cash (used in) financing activities	(1,609)	(1,939)	(1,203)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	33	(21)	(16)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	423	502	(888)
Cash, cash equivalents and restricted cash, beginning of year	2,294	1,792	2,680
Cash, cash equivalents, and restricted cash and cash equivalents, end of year	$2,717	$2,294	$1,792
Supplemental information:
Cash paid for income taxes during the year	$1,245	$813	$625
Cash interest paid during the year	$40	$15	$7
The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-8	December 31, 2023 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share data)

Note 1 — Business Description and Summary of Significant Accounting Policies
The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise.
Description of Business. We are one of the world’s leading professional services companies, engineering modern businesses and delivering strategic outcomes for our clients. We help clients modernize technology, reimagine processes and transform experiences so they can stay ahead in a fast-changing world. We provide industry expertise and close client collaboration, combining critical perspective with a flexible engagement style. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers. Our collaborative services include digital services and solutions, consulting, application development, systems integration, quality engineering and assurance, application maintenance, infrastructure and security as well as business process services and automation. Digital services continue to be an important part of our portfolio, aligning with our clients' focus on becoming data-enabled, customer-centric and differentiated businesses.
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
Cash and Cash Equivalents and Investments. Cash and cash equivalents consist of all cash balances, including money market funds, time deposits, certificates of deposits and commercial paper that have a maturity, at the date of purchase, of 90 days or less.
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

Cognizant	F-9	December 31, 2023 Form 10-K

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

Cognizant	F-10	December 31, 2023 Form 10-K

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
Stock Repurchase Program. Under the Board of Directors authorized stock repurchase program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a 10b5-1 Plan, in accordance with applicable federal securities laws. We account for the repurchased shares as constructively retired. Shares are returned to the status of authorized and unissued shares at the time of repurchase. To reflect share repurchases in the consolidated statements of financial position, we (1) reduce common stock for the par value of the shares, (2) reduce additional paid-in capital for the amount in excess of par during the period in which the shares are repurchased and (3) record any residual amount in excess of available additional paid-in capital as a reduction to retained earnings.
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
For performance obligations where control is transferred over time, revenues are recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based primarily on the nature of the deliverables to be provided.

Cognizant	F-11	December 31, 2023 Form 10-K

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

We may enter into arrangements that consist of multiple performance obligations. Such arrangements may include any combination of our deliverables. To the extent a contract includes multiple promised deliverables, we apply judgment to determine whether promised deliverables are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised deliverables are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to the customer. When not directly observable, we typically estimate standalone selling price by using the expected cost plus margin or, in limited circumstances, the residual value approach. We typically establish a standalone selling price range for our deliverables, which is reassessed on a periodic basis or when facts and circumstances change.

Cognizant	F-12	December 31, 2023 Form 10-K

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
From time to time, we may enter into arrangements with third party suppliers to resell products or services. In such cases, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). In doing so, we evaluate whether we control the good or service before it is transferred to the customer. If we control the good or service before it is transferred to the customer, we are the principal; if not, we are the agent. Determining whether we control the good or service before it is transferred to the customer requires significant judgment.
Trade Accounts Receivable, Contract Assets and Contract Liabilities. We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). For example, we recognize a receivable for revenues related to our time and materials and transaction or volume-based contracts when earned regardless of whether amounts have been billed. We present such receivables in "Trade accounts receivable, net" in our consolidated statements of financial position at their net estimated realizable value. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in "Other current assets" or "Other noncurrent assets" in our consolidated statements of financial position, based on the expected timing of billing, and primarily relate to unbilled amounts on fixed-price contracts utilizing the cost-to-cost method of revenue recognition. Our contract liabilities, or deferred revenue, consist of advance payments from clients and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize the revenues.
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

Cognizant	F-13	December 31, 2023 Form 10-K

Stock-Based Compensation. Stock-based compensation expense for awards of equity instruments to employees and non-employee directors is determined based on the grant date fair value of those awards. We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates. Stock-based compensation expense relating to RSUs and PSUs is recognized as shares vest over the requisite service period. If the minimum performance targets are not met, no compensation cost is recognized and any recognized compensation cost is reversed, except for awards subject to a market condition. The fair value of RSUs and PSUs is determined based on the number of stock units granted and the quoted price of our stock at the date of grant. The fair value of PSUs granted subject to a market condition is determined using a Monte Carlo valuation model.
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
Earnings Per Share. Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding. We excluded less than 1 million of anti-dilutive shares in each of 2023, 2022 and 2021 from our diluted EPS calculation. We include PSUs in the dilutive common shares when they become contingently issuable per the authoritative guidance and exclude them when they are not contingently issuable.
Restructuring Charges. Restructuring charges principally consist of severance and related separation costs, facility exit costs and other related third-party costs necessary to execute the restructuring program. The Company accrues for severance and other related separation costs when it is probable that termination benefits will be paid and the amount is reasonably

Cognizant	F-14	December 31, 2023 Form 10-K

estimable. Recognition of employee severance and other separation costs is also dependent on requirements established by severance policy, statutory laws, or historical experience. Facility exit costs generally reflect the accelerated lease expense for right-of-use assets, expected lease termination costs, and asset impairments in connection with closure of certain sites, net of gains on exit-related disposals.
Restructuring costs are recorded in “Restructuring charges” in the consolidated statements of operations. The restructuring liability related to accrued employee separation costs is included in "Accrued expenses and other current liabilities" in the consolidated statements of financial position. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure these balances are properly stated.
New Accounting Pronouncements

Date Issued and Topic	Effective Date	Description	Impact
November 2023 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Annual period starting in 2024 and interim periods starting in 2025 Retrospective basis
The new standard requires enhanced segment disclosures but does not change the definition of a segment for the guidance for determining a reportable segment. The amendments require disclosure of significant segment expenses regularly provided to the CODM included within segment operating profit or loss and a description of how the CODM utilizes segment operating profit or loss to assess segment performance and allocating resources. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to allocate resources.
The Company is currently evaluating the impact of the new standard on its related disclosures.
December 2023 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Annual period starting in 2025 Prospective basis although retrospective application is permitted	The new standard requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information.	The Company is currently evaluating the impact of the new standard on its related disclosures.

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

Cognizant	F-15	December 31, 2023 Form 10-K

	Year Ended December 31, 2023
(in millions)	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$4,091	$4,865	$3,102	$2,205	$14,263
United Kingdom	613	167	534	571	1,885
Continental Europe	605	533	612	159	1,909
Europe - Total	1,218	700	1,146	730	3,794
Rest of World	500	109	380	307	1,296
Total	$5,809	$5,674	$4,628	$3,242	$19,353

Service line:
Consulting and technology services	$3,965	$3,238	$3,010	$1,751	$11,964
Outsourcing services	1,844	2,436	1,618	1,491	7,389
Total	$5,809	$5,674	$4,628	$3,242	$19,353

Type of contract:
Time and materials	$3,215	$2,004	$1,837	$1,832	$8,888
Fixed-price	2,369	2,600	2,435	1,260	8,664
Transaction or volume-based	225	1,070	356	150	1,801
Total	$5,809	$5,674	$4,628	$3,242	$19,353

	Year Ended December 31, 2022
(in millions)	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$4,312	$4,853	$3,078	$2,192	$14,435
United Kingdom	599	171	521	519	1,810
Continental Europe	590	483	585	137	1,795
Europe - Total	1,189	654	1,106	656	3,605
Rest of World	571	124	382	311	1,388
Total	$6,072	$5,631	$4,566	$3,159	$19,428

Service line:
Consulting and technology services	$4,207	$3,226	$3,017	$1,775	$12,225
Outsourcing services	1,865	2,405	1,549	1,384	7,203
Total	$6,072	$5,631	$4,566	$3,159	$19,428

Type of contract:
Time and materials	$3,516	$2,010	$1,856	$1,797	$9,179
Fixed-price	2,265	2,471	2,357	1,206	8,299
Transaction or volume-based	291	1,150	353	156	1,950
Total	$6,072	$5,631	$4,566	$3,159	$19,428

Cognizant	F-16	December 31, 2023 Form 10-K

	Year Ended December 31, 2021
(in millions)	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$4,204	$4,571	$2,937	$1,924	$13,636
United Kingdom	547	168	471	456	1,642
Continental Europe	745	477	539	158	1,919
Europe - Total	1,292	645	1,010	614	3,561
Rest of World	555	121	329	305	1,310
Total	$6,051	$5,337	$4,276	$2,843	$18,507

Service line:
Consulting and technology services	$4,079	$3,090	$2,725	$1,693	$11,587
Outsourcing services	1,972	2,247	1,551	1,150	6,920
Total	$6,051	$5,337	$4,276	$2,843	$18,507

Type of contract:
Time and materials	$3,613	$2,063	$1,785	$1,679	$9,140
Fixed-price	2,063	2,157	2,085	1,032	7,337
Transaction or volume-based	375	1,117	406	132	2,030
Total	$6,051	$5,337	$4,276	$2,843	$18,507
Costs to Fulfill
The following table shows significant movements in the capitalized costs to fulfill:

(in millions)	2023	2022
Beginning balance	$265	$394
Costs capitalized	67	39
Amortization expense	(87)	(109)
Impairment charges (1)	—	(59)
Ending balance	$245	$265

(1) The impairment charges in 2022 are related to costs to fulfill a large volume-based contract with a Health Sciences client.
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. The table below shows significant movements in contract assets (current and noncurrent):

(in millions)	2023	2022
Beginning balance	$326	$310
Revenues recognized during the period but not billed	308	308
Amounts reclassified to trade accounts receivable	(327)	(285)
Amounts acquired in business combinations	9	—
Effect of foreign currency exchange movements	—	(7)
Ending balance	$316	$326

Cognizant	F-17	December 31, 2023 Form 10-K

Contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. The table below shows significant movements in the deferred revenue balances (current and noncurrent):

(in millions)	2023	2022
Beginning balance	$417	$443
Amounts billed but not recognized as revenues	406	397
Revenues recognized related to the beginning balance of deferred revenue	(409)	(416)
Amounts acquired in business combinations	13	—
Effect of foreign currency exchange movements	—	(7)
Ending balance	$427	$417
Revenues recognized during the year ended December 31, 2023 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of December 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations, was $4,007 million, of which approximately 55% is expected to be recognized as revenues within 2 years and 85% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses for the trade accounts receivable:

(in millions)	2023	2022	2021
Beginning balance	$43	$50	$57
Credit loss expense (1)	12	9	6
Write-offs charged against the allowance	(23)	(16)	(13)
Ending balance	$32	$43	$50
(1)Reported in "Selling, general and administrative expenses" in our audited consolidated statements of operations.

Cognizant	F-18	December 31, 2023 Form 10-K

Note 3 — Business Combinations

Acquisitions completed during each of the three years ended December 31, 2023, 2022 and 2021 were not individually or in the aggregate material to our operations. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to tangible and intangible assets acquired and liabilities assumed, including goodwill, based on their estimated fair values. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an identifiable intangible asset.

2023
In 2023, we acquired 100% ownership in each of the following:
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

Goodwill from our acquisition of OneSource Virtual is expected to benefit all of our reportable segments and has been allocated as such. Goodwill from our acquisition of Mobica has been allocated to our Financial Services, Products and Resources and Communications, Media and Technology segments. For the year ended December 31, 2023, revenues from acquisitions completed in 2023, since the dates of acquisition, were $130 million. On December 30, 2022, $103 million was placed in an escrow account in advance of the closing date of our acquisition of certain net assets of OneSource Virtual on January 1, 2023. This balance was deemed to be restricted cash as of December 31, 2022 and was presented in "Other noncurrent assets" in our consolidated statement of financial position and as restricted cash in our consolidated statement of cash flows for the year ended December 31, 2022.

Cognizant	F-19	December 31, 2023 Form 10-K

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
The allocations of purchase price to the fair value of the assets acquired and liabilities assumed were as follows:

(dollars in millions)	AustinCSI	Utegration	Total	Weighted Average Useful Life
Cash	$—	$5	$5
Trade accounts receivable	9	19	28
Property and equipment and other assets	4	6	10
Non-deductible goodwill	—	23	23
Tax-deductible goodwill	83	98	181
Customer relationship assets	69	82	151	12.7 years
Other intangible assets	—	2	2	6.7 years
Current liabilities	(3)	(18)	(21)
Noncurrent liabilities	(1)	(3)	(4)
Purchase price	$161	$214	$375
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

Cognizant	F-20	December 31, 2023 Form 10-K

The allocations of purchase price to the fair value of the assets acquired and liabilities assumed were as follows:

(dollars in millions)	Devbridge	Servian	Magenic	ESG Mobility	Linium	Other	Total	Weighted Average Useful Life
Cash	$7	$4	$13	$28	$—	$2	$54
Trade accounts receivable	12	15	17	30	5	12	91
Property and equipment and other assets	5	6	4	8	1	4	28
Operating lease assets, net	11	5	10	27	—	1	54
Non-deductible goodwill	41	184	10	26	—	18	279
Tax-deductible goodwill	140	—	137	24	57	10	368
Customer relationship assets	72	77	90	77	24	32	372	9.8 years
Other intangible assets	—	2	1	—	—	—	3	3.8 years
Current liabilities	(11)	(12)	(29)	(22)	(2)	(7)	(83)
Noncurrent liabilities	(9)	(29)	(7)	(66)	—	(6)	(117)
Purchase price, inclusive of contingent consideration	$268	$252	$246	$132	$85	$66	$1,049
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
The total costs related to our NextGen program are reported in "Restructuring charges" in our audited consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs”. See Note 18.

Year Ended
(in millions)	December 31, 2023
Employee separation costs	$115
Facility exit costs (1)	108
Third party and other costs (2)	6
Total restructuring charges	$229

(1)For the year ended December 31, 2023, facility exit costs include lease restructuring of $71 million, related accelerated depreciation of $36 million and impairment of long-lived assets of $1 million.
(2)Third party and other costs include certain non-facility related asset impairments, as well as legal and other professional services fees directly related to the NextGen program.
We expect to record total costs of approximately $300 million in connection with the NextGen program, inclusive of the $229 million of costs incurred for the year ended December 31, 2023.
Changes in our accrued employee separation costs included in "Accrued expenses and other current liabilities" in our consolidated statements of financial position are presented in the table below for the year ended December 31:

(in millions)	2023
Beginning balance	$—
Employee separation costs accrued	115
Payments made	(73)
Ending balance	$42
There were no restructuring charges during 2022 or 2021.

Cognizant	F-21	December 31, 2023 Form 10-K

Note 5 — Investments
Our investments were as follows as of December 31:

(in millions)	2023	2022
Short-term investments:
Equity investment security	$11	$10
Available-for-sale investment securities	—	225
Held-to-maturity investment securities	3	24
Time deposits	—	51
Total short-term investments	$14	$310

Long-term investments:
Other investments	$80	$70
Restricted time deposits(1)	355	357
Total long-term investments	$435	$427

(1)As of December 31, 2023 the balance of restricted time deposits contains $96 million of restricted cash equivalents. As of December 31, 2022 the balance consisted solely of restricted investments. See Note 11.
Equity Investment Security
Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. During 2022, we sold $15 million of our investment in the fund. Realized and unrealized gains and losses were immaterial for each of the years ended December 31, 2023, 2022 and 2021.

Available-for-Sale Investment Securities
As of December 31, 2023, we had no available-for-sale investment securities. As of December 31, 2022, the amortized cost and fair value of the available-for-sale investments were each $225 million. Our available-for-sale investment securities consisted of highly rated U.S. dollar denominated investments in certificates of deposit and commercial paper maturing within one year. Unrealized losses were immaterial as of December 31, 2022. There were no realized gains or losses related to the available-for-sale investment securities during each of the years ended December 31, 2023, 2022 and 2021. There were no sales of available-for-sale investment securities during each of the years ended December 31, 2023, 2022 and 2021.
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
The amortized cost and fair value of commercial paper securities as of December 31, 2023 and 2022 were each $3 million and $12 million, respectively. As of December 31, 2023, there were no corporate debt securities. As of December 31, 2022 the amortized cost and fair value of corporate debt securities was $12 million.
As of December 31, 2023, our portfolio of $3 million included a single commercial paper security in an unrealized loss position. The total unrealized loss was less than $1 million and the security had not been in an unrealized loss position for longer than 12 months. As of December 31, 2022, $12 million of corporate debt securities and $12 million of commercial paper were in an unrealized loss position. The total unrealized loss was less than $1 million and none of the securities had been in an unrealized loss position for longer than 12 months.
The securities in our portfolio are highly rated and short-term in nature. As of December 31, 2023, the commercial paper security was rated A-1+ by CRISIL, an Indian subsidiary of S&P Global.
Other Investments
As of December 31, 2023 and 2022, we had equity method investments of $74 million and $68 million, respectively, primarily related to an investment in the technology sector. As of December 31, 2023 and 2022, we had equity securities without a readily determinable fair value of $6 million and $2 million, respectively.

Cognizant	F-22	December 31, 2023 Form 10-K

Note 6 — Property and Equipment, net
Property and equipment were as follows as of December 31:

	Estimated Useful Life	2023	2022
	(in years)	(in millions)
Buildings	30	$769	$771
Computer equipment	3 – 5	794	729
Computer software	3 – 8	1,007	1,033
Furniture and equipment	5 – 9	733	768
Land		7	7
Capital work-in-progress		88	111
Leasehold improvements	Shorter of the lease term or the life of the asset	422	398
Sub-total		3,820	3,817
Accumulated depreciation and amortization		(2,772)	(2,716)
Property and equipment, net		$1,048	$1,101

Depreciation and amortization expense related to property and equipment was $390 million, $385 million and $392 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, $36 million of our depreciation and amortization expense was reported in "Restructuring charges".
The gross amount of property and equipment recorded under finance leases was $25 million and $17 million as of December 31, 2023 and 2022, respectively. Accumulated amortization for our ROU finance lease assets was $13 million and $9 million as of December 31, 2023 and 2022, respectively. Amortization expense related to our ROU finance lease assets was $4 million, $4 million and $7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The gross amount of property and equipment recorded for software to be sold, leased or marketed reported in the caption "Computer software" above was $279 million and $241 million as of December 31, 2023 and 2022, respectively. Accumulated amortization for software to be sold, leased or marketed was $177 million and $143 million as of December 31, 2023 and 2022, respectively. Amortization expense for software to be sold, leased or marketed recorded as property and equipment was $37 million, $37 million and $33 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 7 — Leases

The following table provides information on the components of our operating and finance leases included in our consolidated statement of financial position as of December 31:

Leases	Location on Statement of Financial Position	2023	2022
Assets		(in millions)
ROU operating lease assets	Operating lease assets, net	$611	$876
ROU finance lease assets	Property and equipment, net	12	8
	Total	$623	$884

Liabilities
Current
Operating lease	Operating lease liabilities	$153	$174
Finance lease	Accrued expenses and other current liabilities	8	5
Noncurrent
Operating lease	Operating lease liabilities, noncurrent	523	714
Finance lease	Other noncurrent liabilities	16	8
	Total	$700	$901

Cognizant	F-23	December 31, 2023 Form 10-K

For the years ended December 31, 2023, 2022 and 2021, our operating lease costs were $304 million, $256 million and $293 million, respectively, including variable lease costs of $21 million, $17 million and $10 million, respectively. Our short-term lease rental expense was $15 million, $21 million and $22 million for the years ended December 31, 2023, 2022 and 2021, respectively. Lease interest expense related to our finance leases for years ended December 31, 2023, 2022 and 2021 was immaterial.
The following table provides information on the weighted average remaining lease term and weighted average discount rate for our operating leases as of December 31:

Operating Lease Term and Discount Rate	2023	2022

Weighted average remaining lease term	5.6 years	6.2 years
Weighted average discount rate	5.4%	5.4%
The following table provides supplemental cash flow and non-cash information related to our operating leases as of December 31:

(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$240	$241	$274
ROU assets obtained in exchange for operating lease liabilities	86	164	100
Reduction of ROU assets and lease liabilities as a result of our NextGen program	(110)	—	—
Cash paid for amounts included in the measurement of finance lease liabilities and ROU assets obtained in exchange for finance lease liabilities were each immaterial for each of the years ended December 31, 2023, 2022 and 2021.

The following table provides the schedule of maturities of our operating lease liabilities and a reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the statement of financial position as of December 31:

(in millions)	2023
2024	$183
2025	155
2026	128
2027	104
2028	72
Thereafter	138
Total operating lease payments	780
Interest	(104)
Total operating lease liabilities	$676
As of December 31, 2023, we had $21 million of additional obligations related to operating leases whose lease term had yet to commence and which are therefore not included in our statement of financial position. These leases are primarily related to real estate and will commence in 2024 with lease terms of 5 to 10 years.

Note 8 — Goodwill and Intangible Assets, net
Changes in goodwill by our reportable business segments were as follows for the years ended December 31, 2023 and 2022:

Segment	January 1, 2023	Goodwill Additions and Adjustments	Foreign Currency Translation Adjustments	December 31, 2023
	(in millions)
Financial Services	$1,073	$19	$17	$1,109
Health Sciences	2,819	15	6	2,840
Products and Resources	1,062	137	18	1,217
Communications, Media and Technology	756	148	15	919
Total goodwill	$5,710	$319	$56	$6,085

Cognizant	F-24	December 31, 2023 Form 10-K

Segment	January 1, 2022	Goodwill Additions and Adjustments	Foreign Currency Translation Adjustments	December 31, 2022
	(in millions)
Financial Services	$1,109	$5	$(41)	$1,073
Health Sciences	2,831	2	(14)	2,819
Products and Resources	967	127	(32)	1,062
Communications, Media and Technology	713	59	(16)	756
Total goodwill	$5,620	$193	$(103)	$5,710
Based on our most recent goodwill impairment assessment performed as of October 31, 2023, we concluded that the goodwill in each of our reporting units was not at risk of impairment. We have not recognized any impairment losses on our goodwill.
Components of intangible assets were as follows as of December 31:

	2023			2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,957	$(902)	$1,054	$1,803	$(738)	$1,065
Developed technology	385	(376)	9	383	(369)	14
Indefinite lived trademarks	72	—	72	72	—	72
Finite lived trademarks and other	82	(67)	15	81	(64)	17
Total intangible assets	$2,495	$(1,346)	$1,149	$2,339	$(1,171)	$1,168

Other than certain trademarks with indefinite lives, our intangible assets have finite lives and, as such, are subject to amortization. Amortization of intangible assets totaled $165 million, $184 million and $182 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table provides the estimated amortization expense related to our existing intangible assets for the next five years.

(in millions)	Estimated Amortization
2024	$162
2025	159
2026	155
2027	144
2028	121

Note 9 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows as of December 31:

(in millions)	2023	2022
Compensation and benefits	$1,511	$1,446
Customer volume and other incentives	241	222
Income taxes	27	217
Professional fees	146	165
Other	500	357
Total accrued expenses and other current liabilities	$2,425	$2,407

Cognizant	F-25	December 31, 2023 Form 10-K

Note 10 — Debt
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

The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50:1.00, or for a period of up to four quarters following certain material acquisitions, 3.75:1.00. We were in compliance with all debt covenants and representations of the Credit Agreement as of December 31, 2023.
In March 2023, our India subsidiary renewed its working capital facility at 15 billion Indian rupees ($180 million at the December 31, 2023 exchange rate). The facility requires us to repay any balances within 90 days from the date of disbursement. There is a 1.0% prepayment penalty applicable to payments made within 30 days of disbursement. This working capital facility contains affirmative and negative covenants and may be renewed annually. As of December 31, 2023, we have not borrowed funds under this facility or any of its predecessor facilities.
Short-term Debt
As of December 31, 2023 and 2022, we had $33 million and $8 million of short-term debt related to current maturities of our Term Loan, with a weighted average interest rate of 6.3% and 5.2%, respectively.
Long-term Debt
The following summarizes our long-term debt balances as of December 31:

(in millions)	2023	2022
Term Loan	$642	$650
Less:
Current maturities	(33)	(8)
Unamortized deferred financing costs	(3)	(4)
Long-term debt, net of current maturities	$606	$638
The following represents the schedule of maturities of our Term Loan:

Year	Amounts (in millions)
2024	33
2025	33
2026	33
2027	543
Total	$642

Cognizant	F-26	December 31, 2023 Form 10-K

Note 11 — Income Taxes
Income before provision for income taxes shown below is based on the geographic location to which such income was attributed for years ended December 31:

(in millions)	2023	2022	2021
United States	$813	$975	$818
Foreign	1,974	2,041	2,009
Income before provision for income taxes	$2,787	$3,016	$2,827
The provision for income taxes consisted of the following components for the years ended December 31:

(in millions)	2023	2022	2021
Current:
Federal and state	$522	$492	$210
Foreign	485	511	456
Total current provision	1,007	1,003	666
Deferred:
Federal and state	(354)	(240)	(50)
Foreign	15	(33)	77
Total deferred (benefit) provision	(339)	(273)	27
Total provision for income taxes	$668	$730	$693
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($397 million at the December 31, 2023 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. As of both December 31, 2023 and 2022, the deposit with the ITD was $60 million, presented in "Other noncurrent assets." Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount. As of December 31, 2023 and 2022, the balance of deposits under lien was 30 billion Indian rupees, including previously earned interest, or $355 million and $357 million, respectively, as presented in "Long-term investments." As of December 31, 2023, $96 million of the $355 million deposits under lien were held in time deposits with a maturity of less than 30 days qualifying as cash equivalent instruments and thus are presented as restricted cash equivalents on the consolidated statement of cash flows for the year ended December 31, 2023.
In April 2020, we received a formal assessment from the ITD on the 2016 transaction, which was consistent with the ITD's previous assertions. Our appeal was ruled on unfavorably by the CITA in March 2022 and by the ITAT in September 2023. We filed an appeal against the order of the ITAT with the High Court. On January 8, 2024, the SCI ruled that, in order to proceed with the appeal, we must deposit 30 billion Indian rupees ($355 million at the December 31, 2023 exchange rate), representing the time deposits of CTS India under lien, on the condition that, if CTS India prevails at the High Court, the amount deposited will be returned to CTS India, along with interest accrued, within 4 weeks of the judgment. The SCI also requested the High Court to consider and dispose of the appeal as expeditiously as possible, preferably within 6 weeks of the January 8, 2024 ruling. We made the required deposit in January 2024.
The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.

We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of December 31, 2023.

Cognizant	F-27	December 31, 2023 Form 10-K

The reconciliation between the U.S. federal statutory rate and our effective income tax rate were as follows for the years ended December 31:

(Dollars in millions)	2023	%	2022	%	2021	%
Tax expense, at U.S. federal statutory rate	$585	21.0	$633	21.0	$594	21.0
State and local income taxes, net of federal benefit	55	2.0	63	2.1	50	1.8
Non-taxable income for Indian tax purposes	—	—	(6)	(0.2)	(36)	(1.3)
Rate differential on foreign earnings	95	3.4	98	3.2	137	4.8
Recognition of benefits related to uncertain tax positions	(33)	(1.2)	(43)	(1.4)	(14)	(0.5)
Credits and other incentives	(37)	(1.3)	(17)	(0.6)	(42)	(1.5)
Other	3	0.1	2	0.1	4	0.2
Total provision for income taxes	$668	24.0	$730	24.2	$693	24.5

Our Indian subsidiaries are primarily export-oriented and, through March 31, 2022, benefited from certain income tax holiday benefits granted by the government of India for export activities conducted within SEZs. In December 2019, India enacted the India Tax Law, which enables Indian companies to elect to be taxed at a lower income tax rate of 25.17%, as compared to the otherwise applicable income tax rate of 34.94%. Once a company elects into the lower income tax rate, a company may not benefit from any income tax holidays associated with SEZs and certain other tax incentives and carryforwards, and may not reverse its election. We elected into the new tax regime starting with the India fiscal year beginning on April 1, 2022, and as a result, there was no impact from income tax holidays on our income tax provision or net income for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, the effect of the income tax holidays granted by the Indian government was to reduce the overall income tax provision and increase net income by $6 million and $36 million, respectively, and increase diluted EPS by $0.01 and $0.07, respectively.
During 2023, we reached an agreement with the IRS, which settled tax years 2017 and 2018, as well as a settlement related to U.S. state income taxes, each of which decreased our effective income tax rate for 2023.
The significant components of deferred income tax assets and liabilities recorded on the consolidated statements of financial position were as follows as of December 31:

(in millions)	2023	2022
Deferred income tax assets:
Net operating losses	$52	$46
Revenue recognition (including intercompany revenue)	126	37
Compensation and benefits	172	159
Credit carryforwards	16	16
Expenses not currently deductible	672	498
	1,038	756
Less: valuation allowance	(53)	(41)
Deferred income tax assets, net	985	715
Deferred income tax liabilities:
Depreciation and amortization	184	194
Deferred costs	31	48
Other	3	11
Deferred income tax liabilities	218	253
Net deferred income tax assets	$767	$462
At December 31, 2023, we had foreign and U.S. net operating loss carryforwards of approximately $128 million and $103 million, respectively. We have recorded valuation allowances on certain net operating loss carryforwards.

Cognizant	F-28	December 31, 2023 Form 10-K

Provisions enacted in the Tax Reform Act in December 2017 related to the capitalization of research and experimental expenditures became effective on January 1, 2022. These provisions require us to capitalize research and experimental expenditures and amortize them for tax purposes over five or fifteen years, depending on where the research is conducted. Previously these expenses could be deducted in the year incurred. The implementation of these provisions increased our deferred tax asset in the United States on a year-over-year basis by approximately $206 million and $300 million in 2023 and 2022, respectively.
We conduct business globally and file income tax returns in the United States, including federal and state, as well as various foreign jurisdictions. Tax years that remain subject to examination by the IRS are 2019 and onward, and years that remain subject to examination by state authorities vary by state. Years under examination by foreign tax authorities are 2003 and onward. In addition, transactions between our affiliated entities are arranged in accordance with applicable transfer pricing laws, regulations and relevant guidelines. As a result, and due to the interpretive nature of certain aspects of these laws and guidelines, we have pending applications for APAs before the taxing authorities in some of our most significant jurisdictions.
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
Changes in unrecognized income tax benefits were as follows for the years ended December 31:

(in millions)	2023	2022	2021
Balance, beginning of year	$269	$194	$193
Additions based on tax positions related to the current year	32	53	34
Additions for tax positions of prior years	22	65	16
Additions for tax positions of acquired subsidiaries	—	—	12
Reductions for tax positions due to lapse of statutes of limitations	(15)	(43)	(17)
Reductions for tax positions related to prior years	(33)	—	—
Settlements	(14)	—	(43)
Foreign currency exchange movement	—	—	(1)
Balance, end of year	$260	$269	$194
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
The unrecognized income tax benefits would affect our effective income tax rate, if recognized. While the Company believes uncertain tax positions may be settled or resolved within the next twelve months, it is difficult to estimate the income tax impact of these potential resolutions at this time. We recognize accrued interest and any penalties associated with uncertain tax positions as part of our provision for income taxes. The total amount of accrued net interest and penalties at both December 31, 2023 and 2022 was $33 million, and related to U.S. and foreign tax matters. The total amount of net interest and penalties recorded in the provision for income taxes in each of 2023, 2022 and 2021 was immaterial.

Cognizant	F-29	December 31, 2023 Form 10-K

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
The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statements of financial position as of December 31:

(in millions)		2023		2022
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$14	$—	$1	$—
	Other noncurrent assets	5	—	1	—
	Accrued expenses and other current liabilities	—	5	—	53
	Other noncurrent liabilities	—	1	—	17
	Total	19	6	2	70
Foreign exchange forward contracts - Not designated as hedging instruments	Other current assets	1	—	4	—
	Accrued expenses and other current liabilities	—	9	—	5
	Total	1	9	4	5
Total		$20	$15	$6	$75
Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during 2024 and 2025. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of December 31, 2023, we estimate that $6 million, net of tax, of the net gains related to derivatives designated as cash flow hedges reported in the caption "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity was as follows as of December 31:

(in millions)	2023	2022
2023	$—	$1,865
2024	1,878	1,010
2025	1,020	—
Total notional value of contracts outstanding (1)	$2,898	$2,875

(1)Includes $45 million notional value of option contracts as of December 31, 2023, with the remaining notional value related to forward contracts. There were no option contracts outstanding as of December 31, 2022.

Cognizant	F-30	December 31, 2023 Form 10-K

The following table provides information on the location and amounts of pre-tax losses and gains on our cash flow hedges for the year ended December 31:

(in millions)	Change in Derivative Gains and Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2023	2022		2023	2022

Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$55	$(153)	Cost of revenues	$(23)	$(13)
			SG&A expenses	(3)	(1)
			Total	$(26)	$(14)
The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our consolidated statements of stockholders' equity is presented in Note 14.

Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the first quarter of 2024. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments was as follows as of December 31:

(in millions)	2023		2022
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$1,317	$(8)	$1,433	$(1)
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the year ended December 31:

(in millions)	Location of Net (Losses) Gains on Derivative Instruments	Amount of Net (Losses) Gains on Derivative Instruments
		2023	2022
Foreign exchange forward contracts - Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(40)	$23
The related cash flow impacts of all of the derivative activities are reflected as cash flows from operating activities.

Cognizant	F-31	December 31, 2023 Form 10-K

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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2023:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$327	$—	$—	$327
Time deposits	—	834	—	834
Short-term investments:
Equity investment security	11	—	—	11
Other current assets
Foreign exchange forward contracts	—	15	—	15
Long-term investments:
Restricted time deposits (1)	—	355	—	355
Other noncurrent assets
Foreign exchange forward contracts	—	5	—	5
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(14)	—	(14)
Contingent consideration liabilities	—	—	(30)	(30)
Other noncurrent liabilities
Foreign exchange forward contracts	—	(1)	—	(1)

(1) See Note 11.

Cognizant	F-32	December 31, 2023 Form 10-K

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2022:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$367	$—	$—	$367
Time deposits	—	359	—	359
Commercial paper	—	512	—	512
Short-term investments:
Time deposits	—	51	—	51
Equity investment security	10	—	—	10
Available-for-sale investment securities:
Certificates of deposit and commercial paper	—	225	—	225
Other current assets:
Foreign exchange forward contracts	—	5	—	5
Long-term investments
Restricted time deposits (1)	—	357	—	357
Other noncurrent assets:
Foreign exchange forward contracts	—	1	—	1
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(58)	—	(58)
Contingent consideration liabilities	—	—	(9)	(9)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(17)	—	(17)
Contingent consideration liabilities	—	—	(13)	(13)

(1)See Note 11
The following table summarizes the changes in Level 3 contingent consideration liabilities:

(in millions)	2023	2022
Beginning balance	$22	$35
Initial measurement recognized at acquisition	—	1
Change in fair value recognized in SG&A expenses	17	(1)
Payments and other adjustments	(9)	(13)
Ending balance	$30	$22
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The fair value of certificates of deposit and commercial paper is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. The carrying value of the time deposits approximated fair value as of each of December 31, 2023 and 2022.
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
During the years ended December 31, 2023, 2022 and 2021 there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant	F-33	December 31, 2023 Form 10-K

Note 14 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the year ended December 31, 2023:

	2023
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(256)	$8	$(248)
Change in foreign currency translation adjustments	147	(3)	144
Ending balance	$(109)	$5	$(104)
Unrealized (losses) gains on cash flow hedges:
Beginning balance	$(68)	$17	$(51)
Unrealized gains arising during the period	55	(14)	41
Reclassifications of net losses to:
Cost of revenues	23	(5)	18
SG&A expenses	3	(1)	2
Net change	81	(20)	61
Ending balance	$13	$(3)	$10
Accumulated other comprehensive income (loss):
Beginning balance	$(324)	$25	$(299)
Other comprehensive income (loss)	228	(23)	205
Ending balance	$(96)	$2	$(94)

Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the years ended December 31, 2022 and 2021:

	2022			2021
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(22)	$2	$(20)	$56	$(1)	$55
Change in foreign currency translation adjustments	(234)	6	(228)	(78)	3	(75)
Ending balance	$(256)	$8	$(248)	$(22)	$2	$(20)
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$71	$(14)	$57	$67	$(12)	$55
Unrealized (losses) gains arising during the period	(153)	34	(119)	67	(13)	54
Reclassifications of net losses (gains) to:
Cost of revenues	13	(3)	10	(55)	10	(45)
SG&A expenses	1	—	1	(8)	1	(7)
Net change	(139)	31	(108)	4	(2)	2
Ending balance	$(68)	$17	$(51)	$71	$(14)	$57
Accumulated other comprehensive income (loss):
Beginning balance	$49	$(12)	$37	$123	$(13)	$110
Other comprehensive income (loss)	(373)	37	(336)	(74)	1	(73)
Ending balance	$(324)	$25	$(299)	$49	$(12)	$37

Cognizant	F-34	December 31, 2023 Form 10-K

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

On February 28, 2019, a ruling of the SCI interpreting the India Defined Contribution Obligation altered historical understandings of the obligation, extending it to cover additional portions of the employee’s income. As a result, the ongoing contributions of our affected employees and the Company were required to be increased. In the first quarter of 2019, we accrued $117 million with respect to prior periods, assuming retroactive application of the SCI’s ruling, in "Selling, general and administrative expenses" in our audited consolidated statement of operations. There is significant uncertainty as to how the liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. Since the ruling, a variety of trade associations and industry groups have advocated to the Indian government, highlighting the harm to the information technology sector, other industries and job growth in India that would result from a retroactive application of the ruling. It is possible the Indian government will review the matter and there is a substantial question as to whether the Indian government will apply the SCI’s ruling on a retroactive basis. As such, the ultimate amount of our obligation may be materially different from the amount accrued.

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

Cognizant	F-35	December 31, 2023 Form 10-K

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

Cognizant	F-36	December 31, 2023 Form 10-K

Note 16 — Employee Benefits
We contribute to defined contribution plans, including 401(k) savings and supplemental retirement plans in the United States. Total expenses for our contributions to these plans, excluding the India plans described below, were $185 million, $172 million and $135 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In addition, we maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutorily defined contribution retirement benefit plans. Under the plans, employees contribute up to 12.0% of their eligible compensation, which is matched by an equal contribution by the Company. For these plans, we recognized a contribution expense of $149 million, $143 million and $121 million for the years ended December 31, 2023, 2022 and 2021, respectively.
We also maintain a gratuity plan in India that is a statutory post-employment benefit plan providing defined lump sum benefits. We make annual contributions to the employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. Our liability for the gratuity plan reflected the undiscounted benefit obligation payable as of the balance sheet date, which was based upon the employees’ salary and years of service. As of December 31, 2023 and 2022, the amount accrued under the gratuity plan was $130 million and $99 million, which is net of fund assets of $221 million and $206 million, respectively. Expense recognized by us was $56 million, $45 million and $70 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 17 — Stock-Based Compensation Plans
Our 2023 Incentive Plan provides for the issuance of a total of 25.0 million shares of Class A common stock to eligible employees, less (i) the number of shares granted under the 2017 Incentive Plan between March 24, 2023 and June 6, 2023, plus (ii) any shares subject to awards under the prior 2017 and 2009 Incentive Plans that are forfeited after June 6, 2023. The Purchase Plan provides for the issuance of up to 50.0 million shares of Class A common stock to eligible employees. The 2023 Incentive Plan does not affect any awards outstanding under the prior plans. As of December 31, 2023, we have 25.1 million and 11.5 million shares available for grant under the 2023 Incentive Plan and the Purchase Plan, respectively.
The allocation of total stock-based compensation expense between cost of revenues, selling, general and administrative expenses and restructuring charges as well as the related income tax benefit were as follows for the three years ended December 31:

(in millions)	2023	2022	2021
Cost of revenues	$30	$33	$49
SG&A expenses	153	228	197
Restructuring charges	(7)	—	—
Total stock-based compensation expense	$176	$261	$246
Income tax benefit	$34	$59	$59
Restricted Stock Units and Performance Stock Units
We granted RSUs that vest in quarterly or annual installments over periods of up to four years to employees, including our executive officers. A summary of the activity for RSUs granted under our stock-based compensation plans as of December 31, 2023 and changes during the year then ended is presented below:

	Number of Units (in millions)	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2023	3.4	$74.54
Granted	3.6	65.95
Vested	(2.7)	70.99
Forfeited	(1.0)	71.32
Unvested at December 31, 2023	3.3	$69.10

Cognizant	F-37	December 31, 2023 Form 10-K

The weighted-average grant date fair value of RSUs granted in 2023, 2022 and 2021 was $65.95, $78.20 and $74.66, respectively. As of December 31, 2023, $159 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.6 years.

We granted PSUs that vest over periods up to four years to employees, including our executive officers. The vesting of PSUs is contingent on meeting certain financial performance targets, market conditions and continued service. A summary of the activity for PSUs granted under our stock-based compensation plans as of December 31, 2023 and changes during the year then ended is presented below. The presentation reflects the number of PSUs at the maximum performance milestones.

	Number of Units (in millions)	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2023	2.4	$76.93
Granted	1.2	67.82
Vested	(0.4)	59.48
Forfeited	(1.4)	77.72
Adjustment at the conclusion of the performance measurement period	(0.3)	72.39
Unvested at December 31, 2023	1.5	$74.13

The weighted-average grant date fair value of PSUs granted in 2023, 2022 and 2021 was $67.82, $90.92 and $73.38, respectively. As of December 31, 2023, $13 million of the total remaining unrecognized stock-based compensation cost related to PSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.3 years.

All RSUs and PSUs have dividend equivalent rights, which entitle holders to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs and are accumulated and paid when the underlying shares vest.
Purchase Plan
For the years ended December 31, 2023 and 2022, the Purchase Plan provided for eligible employees to purchase shares of Class A common stock at a price equal to 95% of the fair market value per share of our Class A common stock on the last date of the purchase period. This plan has been deemed non-compensatory and, therefore, no compensation expense has been recorded. During the years ended December 31, 2023 and 2022, we issued 1.1 million shares and 1.3 million shares, respectively, of Class A common stock under the Purchase Plan.
For the year ended December 31, 2021, the Purchase Plan provided for eligible employees to purchase shares of Class A common stock at a price of 90% of the lesser of: (a) the fair market value of a share of Class A common stock on the first date of the purchase period or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan was recognized over the vesting period of three months on a straight-line basis. The fair values of the options granted under the Purchase Plan were estimated at the date of grant during the year ended December 31, 2021, based upon the following assumptions, and were as follows:

2021
Dividend yield	1.3%
Weighted average volatility factor	27.5%
Weighted average risk-free interest rate	0.03%
Weighted average expected life (in years)	0.25
Weighted average grant date fair value	$11.72

Cognizant	F-38	December 31, 2023 Form 10-K

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
Our segments are industry-based, and as such, we report revenue from clients in the segment with which our clients are most closely aligned. Our client partners, account executives and client relationship managers are aligned in accordance with the specific industries they serve. Our CODM evaluates the Company's performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by the operating segments may affect revenues and operating expenses to differing degrees.
In 2023, we made certain changes to the internal measurement of segment operating profit for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to reflect a more complete cost of delivery. Specifically, segment operating profit now includes an allocation of both SG&A costs related to our integrated practices and the excess or shortfall of incentive-based compensation for commercial and delivery employees as compared to target, which were previously included in "unallocated costs." We have reported 2023 segment operating profits using the new allocation methodology and have recast the 2022 and 2021 results to conform to the new methodology.
Corporate expenses, expenses related to our NextGen program, a portion of depreciation and amortization and the impact of the settlements of the cash flow hedges are not allocated to individual segments in internal management reports used by the CODM. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations. Additionally, we do not disclose assets by segment as a significant portion of the assets is used interchangeably among the segments and the CODM does not review such information.
For revenues by reportable business segment and geographic area see Note 2.
Segment operating profits by reportable business segment were as follows:

(in millions)	2023	2022	2021
Financial Services	$1,156	$1,323	$1,296
Health Sciences	1,352	1,190	1,247
Products and Resources	984	1,071	960
Communications, Media and Technology	625	769	691
Total segment operating profit	4,117	4,353	4,194
Less: unallocated costs	1,428	1,385	1,368
Income from operations	$2,689	$2,968	$2,826
Geographic Area Information
Long-lived assets by geographic area are as follows:

(in millions)	2023	2022	2021
Long-lived Assets:(1)
North America(2)	$335	$354	$377
Europe	90	86	75
Rest of World(3)	623	661	719
Total	$1,048	$1,101	$1,171

(1)    Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)    Substantially all relates to the United States.
(3)    Substantially all relates to India.

Cognizant	F-39	December 31, 2023 Form 10-K

Note 19 — Subsequent Events

Dividend
On February 5, 2024, our Board of Directors approved the Company's declaration of a $0.30 per share dividend with a record date of February 20, 2024 and a payment date of February 28, 2024.
Acquisitions
In January 2024, we acquired 100% ownership in Thirdera, an Elite ServiceNow Partner specializing in advisory, implementation and optimization solutions related to the ServiceNow platform, for a preliminary purchase price of $430 million. This acquisition augments our on-and-near-shore global ServiceNow expertise.

Cognizant	F-40	December 31, 2023 Form 10-K

Cognizant Technology Solutions Corporation
Valuation and Qualifying Accounts
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions /Other	Balance at End of Period
	(in millions)
Warranty accrual:
2023	$41	$40	$—	$41	$40
2022	$39	$41	$—	$39	$41
2021	$32	$36	$3	$32	$39
Valuation allowance—deferred income tax assets:
2023	$41	$14	$—	$2	$53
2022	$46	$3	$—	$8	$41
2021	$29	$17	$—	$—	$46

Cognizant	F-41	December 31, 2023 Form 10-K