Form 10-Q
period 2024-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2024-05-02
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2024
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2024:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	497,198,868

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial intelligence
ASC	Accounting Standards Codification
CC	Constant Currency
CE	Continental Europe
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
CODM	Chief Operating Decision Maker
Credit Agreement	Credit agreement with a commercial bank syndicate dated October 6, 2022
CTS India	Our principal operating subsidiary in India
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
GenAI	Generative artificial intelligence
HS	Health Sciences
High Court	Madras, India High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IRS	Internal Revenue Service
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
NA	North America
OECD	Organization for Economic Cooperation and Development
P&R	Products & Resources
RoW	Rest of World
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan under the Credit Agreement
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant Technology Solutions	1	March 31, 2024 Form 10-Q

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
•the impact of climate change on our business;
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

Cognizant Technology Solutions	2	March 31, 2024 Form 10-Q

•potential changes in tax laws, or in their interpretation or enforcement, failure by us to adapt our corporate structure and intercompany arrangements, or adverse outcomes of tax audits, investigations or proceedings;
•potential exposure to litigation and legal claims in the conduct of our business; and
•the factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Cognizant Technology Solutions	3	March 31, 2024 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,231	$2,621
Short-term investments	12	14
Trade accounts receivable, net	3,822	3,849
Other current assets	1,021	1,022
Total current assets	7,086	7,506
Property and equipment, net	1,036	1,048
Operating lease assets, net	589	611
Goodwill	6,393	6,085
Intangible assets, net	1,171	1,149
Deferred income tax assets, net	993	993
Long-term investments	83	435
Other noncurrent assets	1,057	656
Total assets	$18,408	$18,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$291	$337
Deferred revenue	449	385
Short-term debt	33	33
Operating lease liabilities	143	153
Accrued expenses and other current liabilities	2,096	2,425
Total current liabilities	3,012	3,333
Deferred revenue, noncurrent	36	42
Operating lease liabilities, noncurrent	503	523
Deferred income tax liabilities, net	201	226
Long-term debt	598	606
Long-term income taxes payable	157	157
Other noncurrent liabilities	411	369
Total liabilities	4,918	5,256
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 497 and 498 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	20	15
Retained earnings	13,621	13,301
Accumulated other comprehensive income (loss)	(156)	(94)
Total stockholders’ equity	13,490	13,227
Total liabilities and stockholders’ equity	$18,408	$18,483
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	March 31, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended March 31,
	2024	2023
Revenues	$4,760	$4,812
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,146	3,143
Selling, general and administrative expenses	765	835
Restructuring charges	23	—
Depreciation and amortization expense	131	132
Income from operations	695	702
Other income (expense), net:
Interest income	30	30
Interest expense	(11)	(9)
Foreign currency exchange gains (losses), net	6	12
Other, net	2	3
Total other income (expense), net	27	36
Income before provision for income taxes	722	738
Provision for income taxes	(179)	(158)
Income (loss) from equity method investments	3	—
Net income	$546	$580
Basic earnings per share	$1.10	$1.14
Diluted earnings per share	$1.10	$1.14
Weighted average number of common shares outstanding - Basic	497	509
Dilutive effect of shares issuable under stock-based compensation plans	1	—
Weighted average number of common shares outstanding - Diluted	498	509
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	March 31, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended March 31,
	2024	2023
Net income	$546	$580
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(73)	43
Unrealized gains and losses on cash flow hedges	11	34
Other comprehensive income (loss)	(62)	77
Comprehensive income	$484	$657
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	March 31, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	498	$5	$15	$13,301	$(94)	$13,227
Net income	—	—	—	546	—	546
Other comprehensive income (loss)	—	—	—	—	(62)	(62)
Common stock issued, stock-based compensation plans	1	—	20	—	—	20
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(2)	—	(57)	(76)	—	(133)
Dividends declared, $0.30 per share	—	—	—	(150)	—	(150)
Balance, March 31, 2024	497	$5	$20	$13,621	$(156)	$13,490

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	509	$5	$15	$12,588	$(299)	$12,309
Net income	—	—	—	580	—	580
Other comprehensive income (loss)	—	—	—	—	77	77
Common stock issued, stock-based compensation plans	2	—	23	—	—	23
Stock-based compensation expense	—	—	44	—	—	44
Repurchases of common stock	(4)	—	(60)	(163)	—	(223)
Dividends declared, $0.29 per share	—	—	—	(149)	—	(149)
Balance, March 31, 2023	507	$5	$22	$12,856	$(222)	$12,661
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	7	March 31, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$546	$580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133	132
Deferred income taxes	(26)	(16)
Stock-based compensation expense	42	44
Other	32	27
Changes in assets and liabilities, net of the effect of business combinations:
Trade accounts receivable, current	39	89
Other current and noncurrent assets	(347)	(17)
Accounts payable	(47)	(26)
Deferred revenues, current and noncurrent	50	71
Other current and noncurrent liabilities	(327)	(155)
Net cash provided by operating activities	95	729
Cash flows from investing activities:
Purchases of property and equipment	(79)	(98)
Proceeds from maturity or sale of available-for-sale investment securities	—	225
Purchases of held-to-maturity investment securities	—	(3)
Proceeds from maturity of held-to-maturity investment securities	3	15
Purchases of other investments	—	(26)
Proceeds from maturity or sale of other investments	259	81
Payments for business combinations, net of cash acquired	(421)	(409)
Net cash (used in) investing activities	(238)	(215)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	20	23
Repurchases of common stock	(133)	(222)
Repayment of Term Loan borrowings and earnout and finance lease obligations	(40)	(1)
Dividends paid	(151)	(150)
Net cash (used in) financing activities	(304)	(350)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(39)	—
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(486)	164
Cash, cash equivalents and restricted cash and cash equivalents beginning of year	2,717	2,294
Cash and cash equivalents, end of period	$2,231	$2,458
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	8	March 31, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Consolidated Financial Statements
The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements included herein in accordance with GAAP and the Exchange Act. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2023. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited consolidated financial statements have been included and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.
New Accounting Pronouncements

Date Issued and Topic	Effective Date	Description	Impact
November 2023 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Annual period starting in 2024 and interim periods starting in 2025 Retrospective basis
The standard requires enhanced segment disclosures but does not change the definition of a segment or the guidance for determining a reportable segment. The amendments require disclosure of significant segment expenses regularly provided to the CODM included within segment operating profit or loss and a description of how the CODM utilizes segment operating profit or loss to assess segment performance and allocating resources. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to allocate resources.
The Company is currently evaluating the impact of the new standard on its disclosures.
December 2023 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Annual period starting in 2025 Prospective basis although retrospective application is permitted	The standard requires enhanced income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information.	The Company is currently evaluating the impact of the new standard on its disclosures.

Cognizant Technology Solutions	9	March 31, 2024 Form 10-Q

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

	Three Months Ended March 31, 2024

(in millions)	Financial Services	Health Sciences	Products and Resources	Communications, Media and Technology	Total
Revenues
Geography:
North America	$977	$1,209	$773	$562	$3,521
United Kingdom	143	44	131	138	456
Continental Europe	151	135	145	52	483
Europe - Total	294	179	276	190	939
Rest of World	114	28	84	74	300
Total	$1,385	$1,416	$1,133	$826	$4,760

Service line:
Consulting and technology services	$953	$802	$736	$464	$2,955
Outsourcing services	432	614	397	362	1,805
Total	$1,385	$1,416	$1,133	$826	$4,760

Type of contract:
Time and materials	$783	$490	$470	$467	$2,210
Fixed-price	556	670	582	328	2,136
Transaction or volume-based	46	256	81	31	414
Total	$1,385	$1,416	$1,133	$826	$4,760

Cognizant Technology Solutions	10	March 31, 2024 Form 10-Q

	Three Months Ended March 31, 2023

(in millions)	Financial Services	Health Sciences	Products and Resources	Communications, Media and Technology	Total
Revenues
Geography:
North America	$1,033	$1,248	$741	$523	$3,545
United Kingdom	162	37	132	147	478
Continental Europe	152	124	150	35	461
Europe - Total	314	161	282	182	939
Rest of World	129	24	95	80	328
Total	$1,476	$1,433	$1,118	$785	$4,812

Service line:
Consulting and technology services	$1,000	$812	$732	$442	$2,986
Outsourcing services	476	621	386	343	1,826
Total	$1,476	$1,433	$1,118	$785	$4,812

Type of contract:
Time and materials	$861	$490	$445	$464	$2,260
Fixed-price	545	650	585	293	2,073
Transaction or volume-based	70	293	88	28	479
Total	$1,476	$1,433	$1,118	$785	$4,812
Costs to Fulfill
The following table shows significant movements in the capitalized costs to fulfill for the three months ended March 31:

(in millions)	2024	2023
Beginning balance	$245	$265
Costs capitalized	14	15
Amortization expense	(24)	(22)
Ending balance	$235	$258
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows significant movements in contract assets (current and noncurrent) for the three months ended March 31:

(in millions)	2024	2023
Beginning balance	$316	$326
Revenues recognized during the period but not billed	248	248
Amounts reclassified to trade accounts receivable	(180)	(223)
Amounts acquired in business combinations	—	9
Ending balance	$384	$360

Cognizant Technology Solutions	11	March 31, 2024 Form 10-Q

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended March 31:

(in millions)	2024	2023
Beginning balance	$427	$417
Amounts billed but not recognized as revenues	311	322
Revenues recognized related to the beginning balance of deferred revenue	(262)	(251)
Amounts acquired in business combinations	9	13
Ending balance	$485	$501
Revenues recognized during the three months ended March 31, 2024 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of March 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $4,263 million, of which approximately 55% is expected to be recognized as revenues within 2 years and approximately 85% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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

(in millions)	2024	2023
Beginning balance	$32	$43
Credit loss expense (1)	1	4
Write-offs charged against the allowance	(3)	(11)
Ending balance	$30	$36

(1)Reported in "Selling, general and administrative expenses" in our unaudited consolidated statements of operations.

Note 3 — Business Combinations
On January 22, 2024, through the execution of a share purchase agreement, we acquired 100% ownership in Thirdera, an Elite ServiceNow Partner specializing in advisory, implementation and optimization solutions related to the ServiceNow platform.
The acquisition completed during the three months ended March 31, 2024 was not material to our operations. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to this transaction to tangible and intangible assets acquired and liabilities assumed, including goodwill, based on their estimated fair values.

Cognizant Technology Solutions	12	March 31, 2024 Form 10-Q

The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	Thirdera	Weighted Average Useful Life
Cash	$8
Trade accounts receivable	22
Other current assets	10
Property and equipment and other noncurrent assets	2
Non-deductible goodwill	178
Tax-deductible goodwill	167
Customer relationship assets	73	8.0 years
Other intangible assets	1	1.0 year
Current liabilities	(29)
Noncurrent liabilities	(3)
Purchase price	$429

Goodwill from our acquisition of Thirdera is expected to benefit all of our reportable segments and has been allocated as such. The primary items that generated goodwill are the acquired assembled workforce and synergies between the acquired companies and us, neither of which qualify as identifiable intangible assets. The above allocations are preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

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

Three Months Ended
(in millions)	March 31, 2024
Employee separation costs	$8
Facility exit costs (1)	14
Third party and other costs (2)	1
Total restructuring charges	$23

(1)Facility exit costs include lease restructuring of $12 million and related accelerated depreciation charges of $2 million.
(2)Third party and other costs include certain professional services fees directly related to the NextGen program.
We expect to record total costs of approximately $300 million in connection with the NextGen program. For the year ended December 31, 2023, we incurred $229 million of costs in connection with the NextGen program. There were no restructuring charges during the three months ended March 31, 2023.
Changes in our accrued employee separation costs included in "Accrued expenses and other current liabilities" in our consolidated statements of financial position are presented in the table below for the three months ended March 31:

(in millions)	2024
Beginning balance	$42
Employee separation costs accrued	8
Payments made	(21)
Ending balance	$29

Cognizant Technology Solutions	13	March 31, 2024 Form 10-Q

Note 5 — Investments
Our investments were as follows:

(in millions)	March 31, 2024	December 31, 2023
Short-term investments:
Equity investment security	$11	$11
Held-to-maturity investment securities	—	3
Time deposits	1	—
Total short-term investments	$12	$14

Long-term investments:
Other investments	$83	$80
Restricted time deposits(1)	—	355
Total long-term investments	$83	$435

(1)As of December 31, 2023 the balance of restricted time deposits contains $96 million of restricted cash equivalents. See Note 8.
Equity Investment Security
Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the three months ended March 31, 2024 and 2023.
Held-to-Maturity Investment Securities
As of March 31, 2024, we had no held-to-maturity securities. As of December 31, 2023, the amortized cost and fair value of the held-to-maturity investments were each $3 million. Our held-to-maturity investment securities consisted of an Indian rupee denominated investment in commercial paper, which was in an unrealized loss position but had not been in an unrealized loss position for longer than 12 months.
Other Investments
As of March 31, 2024 and December 31, 2023, we had an equity method investment of $77 million and $74 million, respectively, in the technology sector. Additionally, as of each of March 31, 2024 and December 31, 2023, we had equity securities without a readily determinable fair value of $6 million.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2024	December 31, 2023
Compensation and benefits	$1,158	$1,511
Customer volume and other incentives	291	241
Income taxes	30	27
Professional fees	153	146
Other	464	500
Total accrued expenses and other current liabilities	$2,096	$2,425

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

Cognizant Technology Solutions	14	March 31, 2024 Form 10-Q

Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement. Since issuance of the Term Loan, the Term Loan has been a Term Benchmark loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of March 31, 2024.

As of December 31, 2023, our India subsidiary had a 15 billion India rupee ($180 million at the December 31, 2023 exchange rate) working capital facility. This facility expired in March 2024. We have never borrowed funds under this facility or any of its predecessor facilities.
Short-term Debt
As of each of March 31, 2024 and December 31, 2023, we had $33 million of short-term debt related to current maturities of our Term Loan.
Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	March 31, 2024	December 31, 2023
Term Loan	$634	$642
Less:
Current maturities	(33)	(33)
Unamortized deferred financing costs	(3)	(3)
Long-term debt, net of current maturities	$598	$606
The carrying value of our debt approximated its fair value as of March 31, 2024 and December 31, 2023.

Note 8 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2024	2023
Effective income tax rate	24.8%	21.4%
In the first quarter of 2023, we reached an agreement with the IRS, which settled tax years 2017 and 2018, which decreased our effective tax rate in that period.
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($396 million at the March 31, 2024 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount. As of December 31, 2023, the balance of deposits under lien was 30 billion Indian rupees, including previously earned interest, or $355 million, as presented in "Long-term investments".

In April 2020, we received a formal assessment from the ITD on the 2016 transaction, which is consistent with the ITD's previous assertions. Our appeal was ruled unfavorably by the CITA in March 2022 and by the ITAT in September 2023. We filed an appeal against the order of the ITAT with the High Court. On January 8, 2024, the SCI ruled that, in order to proceed

Cognizant Technology Solutions	15	March 31, 2024 Form 10-Q

with the appeal, we must deposit 30 billion Indian rupees ($355 million at the December 31, 2023 exchange rate), representing the time deposits of CTS India under lien, on the condition that, if CTS India prevails at the High Court, the amount deposited will be returned to CTS India, along with interest accrued, within four weeks of the judgment. We made the required deposit in January 2024, and in April 2024, the trial commenced before the High Court.

As of March 31, 2024 and December 31, 2023, the deposit with the ITD was $414 million and $60 million, respectively at March 31, 2024 and December 31, 2023 exchange rates, presented in "Other noncurrent assets". As of December 31, 2023, $96 million of the $355 million in deposits under lien were held in time deposits with a maturity of less than 30 days qualifying as cash equivalent instruments and thus were considered restricted cash equivalents as of December 31, 2023.
The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.

We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of March 31, 2024.

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		March 31, 2024		December 31, 2023
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$21	$—	$14	$—
	Other noncurrent assets	8	—	5	—
	Accrued expenses and other current liabilities	—	1	—	5
	Other noncurrent liabilities	—	—	—	1
	Total	29	1	19	6
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	4	—	1	—
	Accrued expenses and other current liabilities	—	2	—	9
	Total	4	2	1	9
Total		$33	$3	$20	$15

Cognizant Technology Solutions	16	March 31, 2024 Form 10-Q

Cash Flow Hedges
We have entered into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2024, 2025 and the first three months of 2026. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of March 31, 2024, we estimate that $15 million, net of tax, of net gains related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	March 31, 2024	December 31, 2023
2024	1,583	$1,878
2025	1,165	1,020
2026	130	—
Total notional value of contracts outstanding (1)	$2,878	$2,898

(1)Includes $50 million and $45 million notional value of option contracts as of March 31, 2024 and December 31, 2023, respectively, with the remaining notional value related to forward contracts.
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended March 31:

(in millions)	Change in Derivative Gains and Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2024	2023		2024	2023
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$15	$33	Cost of revenues	$—	$(11)
			SG&A expenses	—	(1)
			Total	$—	$(12)

The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 11.
Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the second quarter of 2024. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	March 31, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$1,119	$2	$1,317	$(8)

Cognizant Technology Solutions	17	March 31, 2024 Form 10-Q

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the three months ended March 31:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
(in millions)		2024	2023
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$31	$(10)
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2024:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$411	$—	$—	$411
Time deposits	—	470	—	470
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	25	—	25
Other noncurrent assets
Foreign exchange forward contracts	—	8	—	8
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(3)	—	(3)

Cognizant Technology Solutions	18	March 31, 2024 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2023:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$327	$—	$—	$327
Time deposits	—	834	—	834
Short-term investments:
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	15	—	15
Long-term investments:
Restricted time deposits(1)	—	355	—	355
Other noncurrent assets:
Foreign exchange forward contracts	—	5	—	5
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(14)	—	(14)
Contingent consideration liabilities	—	—	(30)	(30)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(1)	—	(1)

(1)See Note 8.
The following table summarizes the changes in Level 3 contingent consideration liabilities for the three months ended:

(in millions)	March 31, 2024	March 31, 2023
Beginning balance	$30	$22
Change in fair value recognized in SG&A expenses	—	12
Payments	(30)	—
Ending balance	$—	$34
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The carrying value of the time deposits approximated fair value as of March 31, 2024 and December 31, 2023.
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
During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	19	March 31, 2024 Form 10-Q

Note 11 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three months ended March 31, 2024:

(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(109)	$5	$(104)
Change in foreign currency translation adjustments	(74)	1	(73)
Ending balance	$(183)	$6	$(177)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$13	$(3)	$10
Unrealized gains arising during the period	15	(4)	11
Ending balance	$28	$(7)	$21
Accumulated other comprehensive income (loss):
Beginning balance	$(96)	$2	$(94)
Other comprehensive income (loss)	(59)	(3)	(62)
Ending balance	$(155)	$(1)	$(156)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three months ended March 31, 2023:

(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(256)	$8	$(248)
Change in foreign currency translation adjustments	41	2	43
Ending balance	$(215)	$10	$(205)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$(68)	$17	$(51)
Unrealized gains arising during the period	33	(8)	25
Reclassifications of net loss to:
Cost of revenues	11	(3)	8
SG&A expenses	1	—	1
Net change	45	(11)	34
Ending balance	$(23)	$6	$(17)
Accumulated other comprehensive income (loss):
Beginning balance	$(324)	$25	$(299)
Other comprehensive income (loss)	86	(9)	77
Ending balance	$(238)	$16	$(222)

Cognizant Technology Solutions	20	March 31, 2024 Form 10-Q

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

On January 15, 2015, Syntel sued TriZetto and Cognizant in the USDC-SDNY. Syntel’s complaint alleged breach of contract against TriZetto, and tortious interference and misappropriation of trade secrets against Cognizant and TriZetto, stemming from Cognizant’s hiring of certain former Syntel employees. Cognizant and TriZetto countersued on March 23, 2015, for breach of contract, misappropriation of trade secrets and tortious interference, based on Syntel’s misuse of TriZetto confidential information and abandonment of contractual obligations. Cognizant and TriZetto subsequently added federal DTSA and copyright infringement claims for Syntel’s misuse of TriZetto’s proprietary technology. The parties’ claims were narrowed by the court and the case was tried before a jury, which on October 27, 2020 returned a verdict in favor of Cognizant in the amount of $855 million, including $570 million in punitive damages. On April 20, 2021, the USDC-SDNY issued a post-trial order that, among other things, affirmed the jury’s award of $285 million in actual damages, but reduced the award of punitive damages from $570 million to $285 million, thereby reducing the overall damages award from $855 million to $570 million. The USDC-SDNY subsequently issued a final judgment consistent with the April 20th order. On May 26, 2021, Syntel filed a notice of appeal to the Second Circuit, and on June 3, 2021 the USDC-SDNY stayed execution of judgment pending appeal. On May 25, 2023, the Second Circuit issued an opinion affirming in part and vacating in part the judgment of the USDC-SDNY and remanding the case for further proceedings consistent with its opinion. The Second Circuit affirmed the judgment in all respects on liability but vacated the $570 million award that had been based on avoided development costs under the DTSA, and it remanded the case to the USDC-SDNY for further evaluation of damages. On June 23, 2023, the Second Circuit issued its mandate returning the case to the USDC-SDNY. On March 13, 2024, the USDC-SDNY issued a ruling that vacates the alternate compensatory damages awards that were within the scope of the Second Circuit’s remand and awards TriZetto and Cognizant approximately $15 million in attorney’s fees. The USDC-SDNY additionally stayed entry of final judgment to allow the parties time to file any follow-on motions. TriZetto and Cognizant will continue to vigorously pursue our claims against Syntel. We will not record any gain in our financial statements until it becomes realizable.
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

Cognizant Technology Solutions	21	March 31, 2024 Form 10-Q

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

Cognizant Technology Solutions	22	March 31, 2024 Form 10-Q

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
For revenues by reportable segment and geographic area, see Note 2.
Segment operating profits by reportable segment were as follows for the three months ended March 31:

(in millions)	2024	2023
Financial Services	$279	$306
Health Sciences	311	327
Products and Resources	228	215
Communications, Media and Technology	137	158
Total segment operating profit	955	1,006
Less: unallocated costs	260	304
Income from operations	$695	$702
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	March 31, 2024	December 31, 2023
Long-lived Assets: (1)
North America(2)	$329	$335
Europe	85	90
Rest of World (3)	622	623
Total	$1,036	$1,048

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Cognizant Technology Solutions	23	March 31, 2024 Form 10-Q

Note 14 — Subsequent Events
Dividend
On April 30, 2024, the Board of Directors approved the Company's declaration of a $0.30 per share dividend with a record date of May 20, 2024 and a payment date of May 29, 2024.

Cognizant Technology Solutions	24	March 31, 2024 Form 10-Q

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
In connection with the NextGen program, in the first quarter of 2024 we incurred $23 million of employee separation, facility exit and other costs. Since the inception of the program, we incurred $252 million in total costs. See Note 4 to our unaudited consolidated financial statements. We currently expect to incur costs of approximately $70 million for the full year 2024, which is expected to bring the total charges under the program to approximately $300 million. The estimates of the charges and expenditures that we expect to incur in connection with the NextGen program, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the NextGen program.
Q1 2024 Financial Results1

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue down $52 million or 1.1% from Q1 2023; a decline of 1.2% in constant currency[1]	Income from Operations down $7 million or 1.0% from Q1 2023 Adjusted Income from Operations[1] up $16 million or 2.3% from Q1 2023	Operating margin remained flat from Q1 2023 Adjusted Operating Margin[1] up 50 bps from Q1 2023	Diluted EPS down $0.04 or 3.5% from Q1 2023 Adjusted Diluted EPS[1] up $0.01 or 0.9% from Q1 2023
1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	25	March 31, 2024 Form 10-Q

During the quarter ended March 31, 2024, revenues decreased by $52 million as compared to the quarter ended March 31, 2023, representing a decrease of 1.1%, or a decrease of 1.2% on a constant currency basis2. Revenues were negatively impacted by weakness in our Financial Services and Health Sciences segments, partially offset by revenue growth in Communications, Media and Technology and Products and Resources segments. Our recently completed acquisitions contributed 70 basis points to revenue growth, primarily benefiting our Communications, Media and Technology and Products and Resources segments.
Our operating margin remained flat at 14.6% and Adjusted Operating Margin2 increased to 15.1% for the quarter ended March 31, 2024 from operating margin and Adjusted Operating Margin of 14.6% each for the quarter ended March 31, 2023. Our 2024 GAAP and Adjusted Operating Margins were positively impacted by savings generated from our NextGen program and the benefit of the depreciation of the Indian rupee against the U.S. dollar, partially offset by increased compensation costs and the impact of the resale of third-party products in connection with our integrated offerings strategy. In addition, our 2024 GAAP operating margin was negatively impacted by the NextGen charges, as discussed in Note 4 to our unaudited consolidated financial statements, which were excluded from our Adjusted Operating Margin.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. This metric, which we refer to as Voluntary Attrition - Tech Services, includes all voluntary separations with the exception of employees in our Intuitive Operations and Automation practice. For the trailing twelve months ended March 31, 2024 our Voluntary Attrition - Tech Services was 13.1% as compared to 23.1% for the trailing twelve months ended March 31, 2023. We finished the first quarter of 2024 with approximately 344,400 employees as compared to 351,500 employees at the end of the first quarter of 2023.
Business Outlook
We continue to expect the long-term focus of our clients to be on their digital transformation into software-driven, data-enabled, customer-centric and differentiated businesses. We believe clients will continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic and geopolitical factors, including the uncertainty related to the global economy, which has affected and may continue to affect their demand for our services.
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
We currently expect to incur total costs of approximately $300 million in connection with the NextGen program, which started in the second quarter of 2023, with approximately $70 million of such costs anticipated in 2024. See "Executive Summary." In addition to the NextGen program, potential tax law and other regulatory changes, including possible U.S. corporate income tax reform and the Code on Social Security, 2020 in India, among other items, may impact our future results. We expect that the Code on Social Security, 2020, if enacted as currently written, could result in a material one-time increase to our post-employment liability for past service and would also modestly increase our costs for employment and post-employment benefits prospectively. In addition, in March 2024, India and Mauritius signed a Protocol to amend the India-Mauritius Income Tax Treaty. We are currently evaluating the potential impact of the amendment, which, depending on its final terms when entered into force, could increase our effective income tax rate, as CTS India is a subsidiary of our wholly-owned Mauritius entity.

2 Adjusted Operating Margin and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	26	March 31, 2024 Form 10-Q

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2024	Revenues	2023	Revenues	$	%
Revenues	$4,760	100.0	$4,812	100.0	$(52)	(1.1)
Cost of revenues(a)	3,146	66.1	3,143	65.3	3	0.1
Selling, general and administrative expenses(a)	765	16.1	835	17.4	(70)	(8.4)
Restructuring charges	23	0.5	—	—	23	N/A
Depreciation and amortization expense	131	2.8	132	2.7	(1)	(0.8)
Income from operations	695	14.6	702	14.6	(7)	(1.0)
Other income (expense), net	27		36		(9)	(25.0)
Income before provision for income taxes	722	15.2	738	15.3	(16)	(2.2)
Provision for income taxes	(179)		(158)		(21)	13.3
Income (loss) from equity method investments	3		—		3	N/A
Net income	$546	11.5	$580	12.1	$(34)	(5.9)
Diluted earnings per share	$1.10		$1.14		$(0.04)	(3.5)

Other Financial Information[3]
Adjusted Income from Operations and Adjusted Operating Margin	$718	15.1	$702	14.6	$16	2.3
Adjusted Diluted EPS	$1.12		$1.11		$0.01	0.9

(a)Exclusive of depreciation and amortization expense.
N/A    Not applicable

Revenues
During the quarter ended March 31, 2024, revenues decreased by $52 million as compared to the quarter ended March 31, 2023, representing a decrease of 1.1%, or a decrease of 1.2% on a constant currency basis3. Our recently completed acquisitions contributed 70 basis points to the change in revenue.

3Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	27	March 31, 2024 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $4,760 million across our business segments and geographies were as follows for the three months ended March 31, 2024:

Q1 2024 as compared to Q1 2023	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
Financial Services	$(91)	(6.2)	(6.5)
Health Sciences	(17)	(1.2)	(1.3)
Products and Resources	15	1.3	0.9
CMT	41	5.2	5.7
Total revenues	$(52)	(1.1)	(1.2)

Q1 2024 as compared to Q1 2023	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
North America	$(24)	(0.7)	(0.7)
United Kingdom	(22)	(4.6)	(7.7)
Continental Europe	22	4.8	3.1
Europe - Total	—	—	(2.4)
Rest of World	(28)	(8.5)	(3.7)
Total revenues	$(52)	(1.1)	(1.2)

Change in revenues was driven by the following factors:4
•Reduced demand for discretionary work negatively impacted revenues across all segments. Clients in our Financial Services segment were particularly affected;
•Recently completed acquisitions contributed 70 basis points of growth to the overall change in revenues, including 240 basis points of growth to our Communications, Media and Technology segment (primarily in Continental Europe) and 80 basis points of growth to our Products and Resources segment (primarily in North America);
•The resale of third-party products in the Health Sciences segment in North America, and the Communications, Media and Technology segment in Continental Europe, in connection with our integrated offerings strategy, contributed 110 basis points of growth to the overall change in revenue;
•Health Sciences revenues were negatively impacted by the renegotiation of a large contract with a payer client in 2023, which reduced the scope of services but improved the profitability of the contract;
•North America revenues in the Communications, Media and Technology segment were positively impacted by the ramp up of several recently won large deals;
•Revenues in the Continental Europe region were additionally driven by increased demand from pharmaceutical clients within the Health Sciences segment; and
•Revenue declines in our United Kingdom and Rest of World regions were primarily driven by weakness in the Financial Services segment.

4 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	28	March 31, 2024 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$3M
é	0.8% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was due to higher compensation costs for delivery personnel and the impact of the resale of third-party products in connection with our integrated offerings strategy, partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily driven by savings generated from our NextGen program.

ê	$70M
ê	1.3% as a % of revenues
¡	% of Revenues

Restructuring Charges
Restructuring charges consist of costs related to the NextGen program. Restructuring charges were $23 million or 0.5%, as a percentage of revenue for the three months ended March 31, 2024. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased by 0.8% and increased by 0.1% as a percentage of revenues, during the first quarter of 2024 as compared to the first quarter of 2023.

Operating Margin and Adjusted Operating Margin[5] - Overall
Our 2024 first quarter GAAP operating margin and Adjusted Operating Margin5 were positively impacted by savings generated from our NextGen program and the benefit of the depreciation of the Indian rupee against the U.S. dollar, partially offset by increased compensation costs and the impact of the resale of third-party products in connection with our integrated offerings strategy. In addition, our 2024 GAAP operating margin was negatively impacted by the NextGen charges, as discussed in Note 4 to our unaudited consolidated financial statements, which were excluded from our Adjusted Operating Margin.
A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 24% of our global operating costs during the three months ended March 31, 2024. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee positively impacted our operating margin for the three months ended March 31, 2024 by 45 basis points as compared to the three months ended March 31, 2023.
5 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	29	March 31, 2024 Form 10-Q

Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 20 basis points during the three months ended March 31, 2024. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 19 basis points (excluding the impact of the hedges). The settlement of our cash flow hedges had no impact on our operating margin during the three months ended March 31, 2024, compared to a negative impact of 25 basis points during the three months ended March 31, 2023.

Segment Operating Profit
Segment operating profit and operating margin percentage were as follows:

Segment operating profit	%	Segment operating margin
In 2024, segment operating margins across all our segments were negatively impacted by increased compensation costs, partially offset by the benefit of the depreciation of the Indian rupee against the U.S. dollar and savings generated from our NextGen program. Segment operating profit in Health Sciences and Communications, Media and Technology segments was negatively impacted by resales of third-party products in connection with our integrated offerings strategy. Segment operating profit in the Communications, Media and Technology segment was further negatively impacted by higher costs typical to the initial phases of several recently won large deals in this segment.
Total segment operating profit and operating margin were as follows for the three months ended March 31:

(Dollars in millions)	2024	% of Revenues	2023	% of Revenues	Increase/(Decrease)
Total segment operating profit	$955	20.1	$1,006	20.9	$(51)
Less: unallocated costs	260	5.5	304	6.3	(44)
Income from operations	$695	14.6	$702	14.6	$(7)

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended March 31:

(in millions)	2024	2023	Increase/ Decrease
Foreign currency exchange (losses) gains	$(25)	$22	$(47)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	31	(10)	41
Foreign currency exchange gains (losses), net	6	12	(6)
Interest income	30	30	—
Interest expense	(11)	(9)	(2)
Other, net	2	3	(1)
Total other income (expense), net	$27	$36	$(9)
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of March 31, 2024, the notional value of our undesignated hedges was $1,119 million. Interest income for the three months ended March 31, 2024 remained flat as compared to the same period in 2023. While our invested balances decreased during the three months ended March 31, 2024 due to the required payment related to the ITD dispute in January 2024 (see Note 8 to our unaudited consolidated financial statements), we benefited from higher interest rates compared to the three months ended March 31, 2023.

Cognizant Technology Solutions	30	March 31, 2024 Form 10-Q

Provision for Income Taxes

é	$21M

¡ Effective Income Tax Rate é 3.4%

The effective income tax rate in 2023 benefited from the effective settlement of the IRS examination for tax years 2017 and 2018.

In December 2021, the OECD adopted model rules for a global framework to impose a 15% global minimum tax referred to as Pillar Two with an effective date of January 1, 2024. Although Management continues to monitor additional guidance from the OECD and countries’ implementation of Pillar Two, based on current guidance, there was no material impact for the three months ended March 31, 2024 and we believe that our net income, cash flows, or financial condition will not be materially impacted in the future by Pillar Two.

Net Income
The decrease in net income was primarily driven by a higher effective tax rate.

ê	$34M

¡ ê 0.6% of Revenues

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

Our non-GAAP financial measures Adjusted Operating Margin and Adjusted Income from Operations excludes unusual items, such as NextGen charges. Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, such as NextGen charges, and net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. For further detail on the NextGen charges, see Note 4 to our unaudited consolidated financial statements. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.

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

Cognizant Technology Solutions	31	March 31, 2024 Form 10-Q

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

	2024	% of Revenues	2023	% of Revenues
GAAP income from operations and operating margin	$695	14.6	$702	14.6
NextGen charges(1)	23	0.5	—	—
Adjusted Income from Operations and Adjusted Operating Margin	$718	15.1	$702	14.6

GAAP diluted EPS	$1.10		$1.14
Effect of NextGen charges, pre-tax	0.05		—
Non-operating foreign currency exchange (gains) losses, pre-tax (2)	(0.01)		(0.02)
Tax effect of above adjustments(3)	(0.02)		(0.01)
Adjusted Diluted EPS	$1.12		$1.11

(1)Consists of employee separation, facility exit and other costs incurred in connection with the NextGen program. See Note 4 to our unaudited consolidated financial statements for additional information.
(2)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(3)Presented below are the tax impacts of our non-GAAP adjustment to pre-tax income:

	Three Months Ended March 31,
(in millions)	2024	2023
Non-GAAP income tax benefit (expense) related to:
NextGen charges	$5	$—
Foreign currency exchange gains and losses	(1)	5
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

Liquidity and Capital Resources
Our cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $2,243 million and available capacity under our credit facilities of approximately $1.9 billion.

The following table provides a summary of cash flows for the three months ended March 31:

(in millions)	2024	2023	Increase / Decrease
Net cash provided by (used in):
Operating activities	$95	$729	$(634)
Investing activities	(238)	(215)	(23)
Financing activities	(304)	(350)	46
Operating activities
The decrease in cash provided by operating activities for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily driven by the $360 million payment made in relation to our dispute with the ITD in January 2024 (see Note 8 to our unaudited consolidated financial statements), lower collections of our trade accounts receivable and higher tax payments.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 78 days as of March 31, 2024, an increase of 1 day from 77 days as of December 31, 2023. Our DSO was 73 days as of March 31, 2023, a decrease of 1 day from 74 days as of December 31, 2022.

Cognizant Technology Solutions	32	March 31, 2024 Form 10-Q

Investing activities
The increase in cash used in investing activities for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily driven by lower net maturities of investments in 2024 as compared to 2023.
Financing activities
The decrease in cash used in financing activities for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily driven by lower repurchases of common stock.
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2024 and through the date of this filing. As of March 31, 2024, we had no outstanding balance on the revolving credit facility. See Note 7 to our unaudited consolidated financial statements.
As of December 31, 2023, our India subsidiary had a 15 billion India rupee ($180 million at the December 31, 2023 exchange rate) working capital facility. This facility expired in March 2024. We have never borrowed funds under this facility or any of its predecessor facilities.
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

Cognizant Technology Solutions	33	March 31, 2024 Form 10-Q

evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits, including the application of the cost-to-cost method of measuring progress to completion for certain fixed-price contracts, income taxes, business combinations and valuation of goodwill and other long-lived assets. We base our estimates on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited consolidated financial statements. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted and New Accounting Pronouncements
There have been no changes in the information provided regarding recently adopted and new accounting pronouncements in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 14, 2024.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	34	March 31, 2024 Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 12 to our unaudited consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 14, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our stock repurchase program allows for the repurchase of up to $11.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining balance of $1,667 million as of March 31, 2024. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and depend upon market conditions and other factors.
During the three months ended March 31, 2024, we repurchased $110 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2024 - January 31, 2024	—	$—	—	$1,777
February 1, 2024 - February 29, 2024	780,000	77.81	780,000	1,717
March 1, 2024 - March 31, 2024	636,396	77.48	636,396	1,667
Total	1,416,396	$77.66	1,416,396
The aggregate purchase price and weighted average price per share does not include the excise tax on net stock repurchases incurred as part of the recently enacted Inflation Reduction Act. The excise tax was immaterial for the three months ended March 31, 2024.
During the three months ended March 31, 2024, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended March 31, 2024, such repurchases totaled 0.3 million shares at an aggregate cost of $23 million.

Item 5. Other Information

(c) Trading Plans

During the three months ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Cognizant Technology Solutions	35	March 31, 2024 Form 10-Q

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 5, 2018	8-K	000-24429	3.1	6/7/2018
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	36	March 31, 2024 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	May 1, 2024	By:	/s/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2024	By:	/s/ JATIN DALAL
Jatin Dalal,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	37	March 31, 2024 Form 10-Q