Form 10-Q
period 2024-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2024-08-01
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2024
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2024:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	495,657,976

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial intelligence
ASC	Accounting Standards Codification
CC	Constant Currency
CE	Continental Europe
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
CODM	Chief Operating Decision Maker
Credit Agreement	Credit agreement with a commercial bank syndicate dated April 18, 2024, as amended
CTS India	Our principal operating subsidiary in India
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
GenAI	Generative artificial intelligence
HS	Health Sciences
High Court	Madras, India High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IRS	Internal Revenue Service
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
NA	North America
OECD	Organization for Economic Cooperation and Development
P&R	Products & Resources
RoW	Rest of World
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan under the Credit Agreement
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant Technology Solutions	1	June 30, 2024 Form 10-Q

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues, operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the competitive marketplace for talent and future attrition trends, anticipated effective income tax rate and income tax expense, liquidity, financing strategy, access to capital, capital return strategy, investment strategies, cost management, plans and objectives, including those related to the NextGen program, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of and costs associated with regulatory and litigation matters, the appropriateness of the accrual related to the India Defined Contribution Obligation, matters related to the acquisition of Belcan and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
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

Cognizant Technology Solutions	2	June 30, 2024 Form 10-Q

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

Cognizant Technology Solutions	3	June 30, 2024 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,193	$2,621
Short-term investments	12	14
Trade accounts receivable, net	3,973	3,849
Other current assets	1,067	1,022
Total current assets	7,245	7,506
Property and equipment, net	1,009	1,048
Operating lease assets, net	553	611
Goodwill	6,395	6,085
Intangible assets, net	1,129	1,149
Deferred income tax assets, net	1,095	993
Long-term investments	86	435
Other noncurrent assets	1,068	656
Total assets	$18,580	$18,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$298	$337
Deferred revenue	391	385
Short-term debt	33	33
Operating lease liabilities	148	153
Accrued expenses and other current liabilities	2,076	2,425
Total current liabilities	2,946	3,333
Deferred revenue, noncurrent	29	42
Operating lease liabilities, noncurrent	466	523
Deferred income tax liabilities, net	203	226
Long-term debt	590	606
Long-term income taxes payable	—	157
Other noncurrent liabilities	448	369
Total liabilities	4,682	5,256
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 497 and 498 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	15	15
Retained earnings	14,028	13,301
Accumulated other comprehensive income (loss)	(150)	(94)
Total stockholders’ equity	13,898	13,227
Total liabilities and stockholders’ equity	$18,580	$18,483
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	June 30, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$4,850	$4,886	$9,610	$9,698
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,204	3,231	6,350	6,374
Selling, general and administrative expenses	781	830	1,546	1,665
Restructuring charges	29	117	52	117
Depreciation and amortization expense	128	131	259	263
Income from operations	708	577	1,403	1,279
Other income (expense), net:
Interest income	30	30	60	60
Interest expense	(10)	(10)	(21)	(19)
Foreign currency exchange gains (losses), net	1	(9)	7	3
Other, net	(1)	(1)	1	2
Total other income (expense), net	20	10	47	46
Income before provision for income taxes	728	587	1,450	1,325
Provision for income taxes	(165)	(124)	(344)	(282)
Income (loss) from equity method investments	3	—	6	—
Net income	$566	$463	$1,112	$1,043
Basic earnings per share	$1.14	$0.92	$2.24	$2.05
Diluted earnings per share	$1.14	$0.91	$2.23	$2.05
Weighted average number of common shares outstanding - Basic	497	506	497	508
Dilutive effect of shares issuable under stock-based compensation plans	1	1	1	—
Weighted average number of common shares outstanding - Diluted	498	507	498	508
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	June 30, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$566	$463	$1,112	$1,043
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	51	(74)	94
Unrealized gains and losses on cash flow hedges	7	30	18	64
Other comprehensive income (loss)	6	81	(56)	158
Comprehensive income	$572	$544	$1,056	$1,201
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	June 30, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	498	$5	$15	$13,301	$(94)	$13,227
Net income	—	—	—	546	—	546
Other comprehensive income (loss)	—	—	—	—	(62)	(62)
Common stock issued, stock-based compensation plans	1	—	20	—	—	20
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(2)	—	(57)	(76)	—	(133)
Dividends declared, $0.30 per share	—	—	—	(150)	—	(150)
Balance, March 31, 2024	497	5	20	13,621	(156)	13,490
Net income	—	—	—	566	—	566
Other comprehensive income (loss)	—	—	—	—	6	6
Common stock issued, stock-based compensation plans	1	—	15	—	—	15
Stock-based compensation expense	—	—	48	—	—	48
Repurchases of common stock	(1)	—	(68)	(8)	—	(76)
Dividends declared, $0.30 per share	—	—	—	(151)	—	(151)
Balance, June 30, 2024	497	$5	$15	$14,028	$(150)	$13,898

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	509	$5	$15	$12,588	$(299)	$12,309
Net income	—	—	—	580	—	580
Other comprehensive income (loss)	—	—	—	—	77	77
Common stock issued, stock-based compensation plans	2	—	23	—	—	23
Stock-based compensation expense	—	—	44	—	—	44
Repurchases of common stock	(4)	—	(60)	(163)	—	(223)
Dividends declared, $0.29 per share	—	—	—	(149)	—	(149)
Balance, March 31, 2023	507	5	22	12,856	(222)	12,661
Net income	—	—	—	463	—	463
Other comprehensive income (loss)	—	—	—	—	81	81
Common stock issued, stock-based compensation plans	1	—	18	—	—	18
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(3)	—	(65)	(150)	—	(215)
Dividends declared, $0.29 per share	—	—	—	(147)	—	(147)
Balance, June 30, 2023	505	$5	$17	$13,022	$(141)	$12,903
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	7	June 30, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,112	$1,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	273
Deferred income taxes	(125)	(113)
Stock-based compensation expense	90	86
Other	31	29
Changes in assets and liabilities, net of the effect of business combinations:
Trade accounts receivable, current	(121)	50
Other current and noncurrent assets	(355)	(96)
Accounts payable	(34)	(40)
Deferred revenues, current and noncurrent	(14)	(20)
Other current and noncurrent liabilities	(493)	(447)
Net cash provided by operating activities	357	765
Cash flows from investing activities:
Purchases of property and equipment	(158)	(166)
Proceeds from maturity or sale of available-for-sale investment securities	—	225
Purchases of held-to-maturity investment securities	—	(3)
Proceeds from maturity of held-to-maturity investment securities	3	18
Purchases of other investments	(1)	(199)
Proceeds from maturity or sale of other investments	260	234
Payments for business combinations, net of cash acquired	(421)	(409)
Net cash (used in) investing activities	(317)	(300)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	35	41
Repurchases of common stock	(209)	(436)
Repayment of Term Loan borrowings and earnout and finance lease obligations	(50)	(11)
Dividends paid	(301)	(298)
Net cash (used in) financing activities	(525)	(704)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(39)	—
(Decrease) in cash, cash equivalents and restricted cash and cash equivalents	(524)	(239)
Cash, cash equivalents and restricted cash and cash equivalents beginning of year	2,717	2,294
Cash and cash equivalents, end of period	$2,193	$2,055
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	8	June 30, 2024 Form 10-Q

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
The Company is currently evaluating the impact of the new standard on its disclosures.
December 2023 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Annual period starting in 2025 Prospective basis although retrospective application is permitted	The standard requires enhanced income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information.	The Company is currently evaluating the impact of the new standard on its disclosures.

Cognizant Technology Solutions	9	June 30, 2024 Form 10-Q

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

	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024

(in millions)	FS	HS	P&R	CMT	Total	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$1,039	$1,252	$761	$568	$3,620	$2,016	$2,461	$1,534	$1,130	$7,141
United Kingdom	138	47	127	132	444	281	91	258	270	900
Continental Europe	150	135	148	37	470	301	270	293	89	953
Europe - Total	288	182	275	169	914	582	361	551	359	1,853
Rest of World	120	27	90	79	316	234	55	174	153	616
Total	$1,447	$1,461	$1,126	$816	$4,850	$2,832	$2,877	$2,259	$1,642	$9,610

Service line:
Consulting and technology services	$1,021	$863	$728	$462	$3,074	$1,974	$1,665	$1,464	$926	$6,029
Outsourcing services	426	598	398	354	1,776	858	1,212	795	716	3,581
Total	$1,447	$1,461	$1,126	$816	$4,850	$2,832	$2,877	$2,259	$1,642	$9,610

Type of contract:
Time and materials	$805	$497	$447	$430	$2,179	$1,588	$987	$917	$897	$4,389
Fixed-price	597	703	594	339	2,233	1,153	1,373	1,176	667	4,369
Transaction or volume-based	45	261	85	47	438	91	517	166	78	852
Total	$1,447	$1,461	$1,126	$816	$4,850	$2,832	$2,877	$2,259	$1,642	$9,610

Cognizant Technology Solutions	10	June 30, 2024 Form 10-Q

	Three Months Ended June 30, 2023					Six Months Ended June 30, 2023

(in millions)	FS	HS	P&R	CMT	Total	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$1,027	$1,233	$780	$549	$3,589	$2,060	$2,481	$1,521	$1,072	$7,134
United Kingdom	155	44	137	137	473	317	81	269	284	951
Continental Europe	155	135	160	44	494	307	259	310	79	955
Europe - Total	310	179	297	181	967	624	340	579	363	1,906
Rest of World	126	28	100	76	330	255	52	195	156	658
Total	$1,463	$1,440	$1,177	$806	$4,886	$2,939	$2,873	$2,295	$1,591	$9,698

Service line:
Consulting and technology services	$1,006	$822	$763	$436	$3,027	$2,006	$1,634	$1,495	$878	$6,013
Outsourcing services	457	618	414	370	1,859	933	1,239	800	713	3,685
Total	$1,463	$1,440	$1,177	$806	$4,886	$2,939	$2,873	$2,295	$1,591	$9,698

Type of contract:
Time and materials	$811	$517	$475	$460	$2,263	$1,672	$1,007	$920	$924	$4,523
Fixed-price	608	655	612	305	2,180	1,153	1,305	1,197	598	4,253
Transaction or volume-based	44	268	90	41	443	114	561	178	69	922
Total	$1,463	$1,440	$1,177	$806	$4,886	$2,939	$2,873	$2,295	$1,591	$9,698
Costs to Fulfill
The following table shows significant movements in the capitalized costs to fulfill for the six months ended June 30:

(in millions)	2024	2023
Beginning balance	$245	$265
Costs capitalized	35	27
Amortization expense	(46)	(43)
Ending balance	$234	$249
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows significant movements in contract assets (current and noncurrent) for the six months ended June 30:

(in millions)	2024	2023
Beginning balance	$316	$326
Revenues recognized during the period but not billed	304	327
Amounts reclassified to trade accounts receivable	(245)	(296)
Amounts acquired in business combinations	—	9
Ending balance	$375	$366

Cognizant Technology Solutions	11	June 30, 2024 Form 10-Q

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the six months ended June 30:

(in millions)	2024	2023
Beginning balance	$427	$417
Amounts billed but not recognized as revenues	300	277
Revenues recognized related to the beginning balance of deferred revenue	(316)	(299)
Amounts acquired in business combinations	9	13
Effect of foreign currency exchange movements	—	2
Ending balance	$420	$410
Revenues recognized during the six months ended June 30, 2024 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of June 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $4,442 million, of which approximately 55% is expected to be recognized as revenues within 2 years and approximately 85% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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

(in millions)	2024	2023
Beginning balance	$32	$43
Credit loss expense (1)	5	9
Write-offs charged against the allowance	(4)	(15)
Ending balance	$33	$37

(1)Reported in "Selling, general and administrative expenses" in our unaudited consolidated statements of operations.

Note 3 — Business Combinations
On January 22, 2024, through the execution of a share purchase agreement, we acquired 100% ownership in Thirdera, an Elite ServiceNow Partner specializing in advisory, implementation and optimization solutions related to the ServiceNow platform.
The acquisition completed during the six months ended June 30, 2024 was not material to our operations. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to this transaction to tangible and intangible assets acquired and liabilities assumed, including goodwill, based on their estimated fair values.

Cognizant Technology Solutions	12	June 30, 2024 Form 10-Q

The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	Thirdera	Weighted Average Useful Life
Cash	$8
Trade accounts receivable	22
Other current assets	10
Property and equipment and other noncurrent assets	2
Non-deductible goodwill	178
Tax-deductible goodwill	167
Customer relationship assets	73	8.0 years
Other intangible assets	1	1.0 year
Current liabilities	(29)
Noncurrent liabilities	(3)
Purchase price	$429

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
The total costs related to our NextGen program are reported in "Restructuring charges" in our unaudited consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs”. See Note 13. The costs related to our NextGen program are presented in the table below for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Employee separation costs	$18	$78	$26	$78
Facility exit costs (1)	11	37	25	37
Third party and other costs (2)	—	2	1	2
Total restructuring charges	$29	$117	$52	$117

(1)For the three and six months ended June 30, 2024, facility exit costs include accelerated depreciation charges of $5 million and $7 million, respectively. For the three and six months ended June 30, 2023, facility exit costs include accelerated depreciation charges of $10 million for each period.
(2)Third party and other costs include certain non-facility related asset impairments and other professional services fees directly related to the NextGen program.
We expect to record total costs of approximately $325 million in connection with the NextGen program. For the year ended December 31, 2023, we incurred $229 million of costs in connection with the NextGen program.

Cognizant Technology Solutions	13	June 30, 2024 Form 10-Q

Changes in our accrued employee separation costs included in "Accrued expenses and other current liabilities" in our unaudited consolidated statements of financial position are presented in the table below for the six months ended June 30:

(in millions)	2024	2023
Beginning balance	$42	$—
Employee separation costs accrued	26	78
Payments made	(48)	(27)
Ending balance	$20	$51

Note 5 — Investments
Our investments were as follows:

(in millions)	June 30, 2024	December 31, 2023
Short-term investments:
Equity investment security	$11	$11
Held-to-maturity investment securities	—	3
Time deposits	1	—
Total short-term investments	$12	$14

Long-term investments:
Other investments	$86	$80
Restricted time deposits(1)	—	355
Total long-term investments	$86	$435

(1)As of December 31, 2023 the balance of restricted time deposits contains $96 million of restricted cash equivalents. See Note 8.
Equity Investment Security
Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the three and six months ended June 30, 2024 and 2023.
Held-to-Maturity Investment Securities
As of June 30, 2024, we had no held-to-maturity securities. As of December 31, 2023, the amortized cost and fair value of the held-to-maturity investments were each $3 million. Our held-to-maturity investment securities consisted of an Indian rupee denominated investment in commercial paper, which was in an unrealized loss position but had not been in an unrealized loss position for longer than 12 months.
Other Investments
As of June 30, 2024 and December 31, 2023, we had an equity method investment of $80 million and $74 million, respectively, in the technology sector. Additionally, as of each of June 30, 2024 and December 31, 2023, we had equity securities without a readily determinable fair value of $6 million.

Cognizant Technology Solutions	14	June 30, 2024 Form 10-Q

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(in millions)	June 30, 2024	December 31, 2023
Compensation and benefits	$1,163	$1,511
Customer volume and other incentives	280	241
Income taxes	22	27
Professional fees	146	146
Other	465	500
Total accrued expenses and other current liabilities	$2,076	$2,425

Note 7 — Debt

We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan.

The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement. Since issuance of the Term Loan, the Term Loan has been a Term Benchmark loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of June 30, 2024.

In April 2024, we amended the Credit Agreement to replace the Canadian Dollar Offered Rate, which was an option to be used in connection with the Term Benchmark Rate, with the Canadian Overnight Repo Rate Average, as required by the terms of the Credit Agreement due to a Benchmark Transition Event (as defined therein).
Short-term Debt
As of each of June 30, 2024 and December 31, 2023, we had $33 million of short-term debt related to current maturities of our Term Loan.
Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	June 30, 2024	December 31, 2023
Term Loan	$626	$642
Less:
Current maturities	(33)	(33)
Unamortized deferred financing costs	(3)	(3)
Long-term debt, net of current maturities	$590	$606
The carrying value of our debt approximated its fair value as of June 30, 2024 and December 31, 2023.

Cognizant Technology Solutions	15	June 30, 2024 Form 10-Q

Note 8 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective income tax rate	22.7%	21.1%	23.7%	21.3%
During the three months ended June 30, 2024, we recognized a discrete benefit related to U.S. state income taxes, which decreased our effective tax rate for the three and six months ended June 30, 2024.
During the three months ended June 30, 2023, we reached a settlement related to U.S. state income taxes, which decreased our effective tax rate in that period. In addition to this settlement, during the three months ended March 31, 2023, we reached an agreement with the IRS, which settled tax years 2017 and 2018, which decreased our effective tax rate for the six months ended June 30, 2023.
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($396 million at the June 30, 2024 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount. As of December 31, 2023, the balance of deposits under lien was 30 billion Indian rupees, including previously earned interest, or $355 million, as presented in "Long-term investments".

In April 2020, we received a formal assessment from the ITD on the 2016 transaction, which is consistent with the ITD's previous assertions. Our appeal was ruled unfavorably by the CITA in March 2022 and by the ITAT in September 2023. We filed an appeal against the order of the ITAT with the High Court. On January 8, 2024, the SCI ruled that, in order to proceed with the appeal, we must deposit 30 billion Indian rupees ($355 million at the December 31, 2023 exchange rate), representing the time deposits of CTS India under lien, on the condition that, if CTS India prevails at the High Court, the amount deposited will be returned to CTS India, along with interest accrued, within four weeks of the judgment. We made the required deposit in January 2024 and, in April 2024, the case commenced before the High Court.

As of June 30, 2024 and December 31, 2023, the deposit with the ITD was $414 million and $60 million, respectively at June 30, 2024 and December 31, 2023 exchange rates, respectively presented in "Other noncurrent assets". As of December 31, 2023, $96 million of the $355 million in deposits under lien were held in time deposits with a maturity of less than 30 days qualifying as cash equivalent instruments and thus were considered restricted cash equivalents as of December 31, 2023.
The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.

We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of June 30, 2024.

Cognizant Technology Solutions	16	June 30, 2024 Form 10-Q

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		June 30, 2024		December 31, 2023
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$29	$—	$14	$—
	Other noncurrent assets	8	—	5	—
	Accrued expenses and other current liabilities	—	—	—	5
	Other noncurrent liabilities	—	—	—	1
	Total	37	—	19	6
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	1	—	1	—
	Accrued expenses and other current liabilities	—	2	—	9
	Total	1	2	1	9
Total		$38	$2	$20	$15
Cash Flow Hedges
We have entered and continue to enter into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2024, 2025 and the first six months of 2026. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of June 30, 2024, we estimate that $22 million, net of tax, of net gains related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

Cognizant Technology Solutions	17	June 30, 2024 Form 10-Q

The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	June 30, 2024	December 31, 2023
2024	1,138	$1,878
2025	1,455	1,020
2026	320	—
Total notional value of contracts outstanding (1)	$2,913	$2,898

(1)Includes $25 million and $45 million notional value of option contracts as of June 30, 2024 and December 31, 2023, respectively, with the remaining notional value related to forward contracts.
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended June 30:

(in millions)	Change in Derivative Gains Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2024	2023		2024	2023
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$13	$35	Cost of revenues	$3	$(4)
			SG&A expenses	1	(1)
			Total	$4	$(5)

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the six months ended June 30:

(in millions)	Change in Derivative Gains Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2024	2023		2024	2023
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$28	$68	Cost of revenues	$3	$(15)
			SG&A expenses	1	(2)
			Total	$4	$(17)

The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 11.
Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the third quarter of 2024. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	June 30, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$930	$(1)	$1,317	$(8)

Cognizant Technology Solutions	18	June 30, 2024 Form 10-Q

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the three and six months ended June 30:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2024	2023	2024	2023
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(3)	$(14)	$28	$(24)
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2024:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$254	$—	$—	$254
Time deposits	—	273	—	273
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	30	—	30
Other noncurrent assets:
Foreign exchange forward contracts	—	8	—	8
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(2)	—	(2)

Cognizant Technology Solutions	19	June 30, 2024 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2023:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$327	$—	$—	$327
Time deposits	—	834	—	834
Short-term investments:
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	15	—	15
Long-term investments:
Restricted time deposits(1)	—	355	—	355
Other noncurrent assets:
Foreign exchange forward contracts	—	5	—	5
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(14)	—	(14)
Contingent consideration liabilities	—	—	(30)	(30)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(1)	—	(1)

(1)See Note 8.
The following table summarizes the changes in Level 3 contingent consideration liabilities for the six months ended:

(in millions)	June 30, 2024	June 30, 2023
Beginning balance	$30	$22
Change in fair value recognized in SG&A expenses	—	13
Payments	(30)	(9)
Ending balance	$—	$26
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The carrying value of the time deposits approximated fair value as of June 30, 2024 and December 31, 2023.
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
During the six months ended June 30, 2024 and the year ended December 31, 2023, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	20	June 30, 2024 Form 10-Q

Note 11 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and six months ended June 30, 2024:

	Three Months			Six Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(183)	$6	$(177)	$(109)	$5	$(104)
Change in foreign currency translation adjustments	(3)	2	(1)	(77)	3	(74)
Ending balance	$(186)	$8	$(178)	$(186)	$8	$(178)
Unrealized gains on cash flow hedges:
Beginning balance	$28	$(7)	$21	$13	$(3)	$10
Unrealized gains arising during the period	13	(3)	10	28	(7)	21
Reclassifications of net gains to:
Cost of revenues	(3)	1	(2)	(3)	1	(2)
SG&A expenses	(1)	—	(1)	(1)	—	(1)
Net change	9	(2)	7	24	(6)	18
Ending balance	$37	$(9)	$28	$37	$(9)	$28
Accumulated other comprehensive income (loss):
Beginning balance	$(155)	$(1)	$(156)	$(96)	$2	$(94)
Other comprehensive income (loss)	6	—	6	(53)	(3)	(56)
Ending balance	$(149)	$(1)	$(150)	$(149)	$(1)	$(150)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and six months ended June 30, 2023:

	Three Months			Six Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(215)	$10	$(205)	$(256)	$8	$(248)
Change in foreign currency translation adjustments	55	(4)	51	96	(2)	94
Ending balance	$(160)	$6	$(154)	$(160)	$6	$(154)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$(23)	$6	$(17)	$(68)	$17	$(51)
Unrealized gains arising during the period	35	(9)	26	68	(17)	51
Reclassifications of net loss to:
Cost of revenues	4	—	4	15	(3)	12
SG&A expenses	1	(1)	—	2	(1)	1
Net change	40	(10)	30	85	(21)	64
Ending balance	$17	$(4)	$13	$17	$(4)	$13
Accumulated other comprehensive income (loss):
Beginning balance	$(238)	$16	$(222)	$(324)	$25	$(299)
Other comprehensive income (loss)	95	(14)	81	181	(23)	158
Ending balance	$(143)	$2	$(141)	$(143)	$2	$(141)

Cognizant Technology Solutions	21	June 30, 2024 Form 10-Q

Note 12— Commitments and Contingencies
On June 10, 2024, we announced the signing of a definitive agreement to acquire Belcan, a portfolio company of AE Industrial Partners and a leading global supplier of engineering research & development services, for a preliminary purchase price of approximately $1.3 billion in cash and stock (1,470,589 shares of Class A Common Stock). Cash consideration is expected to be funded through a mix of cash on hand and debt. The transaction is anticipated to close in the quarter ending September 30, 2024, subject to the receipt of required regulatory approvals and other closing conditions.
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

On January 15, 2015, Syntel sued TriZetto and Cognizant in the USDC-SDNY. Syntel’s complaint alleged breach of contract against TriZetto, and tortious interference and misappropriation of trade secrets against Cognizant and TriZetto, stemming from Cognizant’s hiring of certain former Syntel employees. Cognizant and TriZetto countersued on March 23, 2015, for breach of contract, misappropriation of trade secrets and tortious interference, based on Syntel’s misuse of TriZetto confidential information and abandonment of contractual obligations. Cognizant and TriZetto subsequently added federal DTSA and copyright infringement claims for Syntel’s misuse of TriZetto’s proprietary technology. The parties’ claims were narrowed by the court and the case was tried before a jury, which on October 27, 2020 returned a verdict in favor of Cognizant in the amount of $855 million, including $570 million in punitive damages. On April 20, 2021, the USDC-SDNY issued a post-trial order that, among other things, affirmed the jury’s award of $285 million in actual damages, but reduced the award of punitive damages from $570 million to $285 million, thereby reducing the overall damages award from $855 million to $570 million. The USDC-SDNY subsequently issued a final judgment consistent with the April 20th order. On May 26, 2021, Syntel filed a notice of appeal to the Second Circuit, and on June 3, 2021 the USDC-SDNY stayed execution of judgment pending appeal. On May 25, 2023, the Second Circuit issued an opinion affirming in part and vacating in part the judgment of the USDC-SDNY and remanding the case for further proceedings consistent with its opinion. The Second Circuit affirmed the judgment in all respects on liability but vacated the $570 million award that had been based on avoided development costs under the DTSA, and it remanded the case to the USDC-SDNY for further evaluation of damages. On June 23, 2023, the Second Circuit issued its mandate returning the case to the USDC-SDNY. On March 13, 2024, the USDC-SDNY issued a ruling that vacates the alternate compensatory damages awards that were within the scope of the Second Circuit’s remand and awards TriZetto and Cognizant approximately $15 million in attorney’s fees. The USDC-SDNY additionally stayed entry of final judgment to allow the parties time to file any follow-on motions, which the parties have now filed. TriZetto and Cognizant will continue to vigorously pursue our claims against Syntel. We will not record any gain in our financial statements until it becomes realizable.
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

Cognizant Technology Solutions	22	June 30, 2024 Form 10-Q

consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future.

On February 22, 2017, April 7, 2017, May 10, 2017 and March 11, 2019, four additional putative shareholder derivative complaints were filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. These actions were consolidated in an order dated May 14, 2019. On August 3, 2020, lead plaintiffs filed a consolidated amended complaint. The consolidated amended complaint asserts claims similar to those in the previously-filed putative shareholder derivative actions. On February 14, 2022, we and certain of our current and former directors and officers moved to dismiss the consolidated amended complaint. On September 27, 2022, the USDC-NJ granted those motions and dismissed the consolidated amended complaint in its entirety with prejudice. Plaintiffs filed a notice of appeal on October 27, 2022. On May 3, 2024, the Third Circuit affirmed the dismissal of the consolidated amended complaint.

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

Cognizant Technology Solutions	23	June 30, 2024 Form 10-Q

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
For revenues by reportable segment and geographic area, see Note 2.
Segment operating profits by reportable segment were as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Financial Services	$282	$273	$561	$579
Health Sciences	333	352	644	679
Products and Resources	231	248	459	463
Communications, Media and Technology	142	139	279	297
Total segment operating profit	988	1,012	1,943	2,018
Less: unallocated costs	280	435	540	739
Income from operations	$708	$577	$1,403	$1,279
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	June 30, 2024	December 31, 2023
Long-lived Assets: (1)
North America(2)	$323	$335
Europe	80	90
Rest of World (3)	606	623
Total	$1,009	$1,048

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Cognizant Technology Solutions	24	June 30, 2024 Form 10-Q

Note 14 — Subsequent Events
Dividend
On July 30, 2024, the Board of Directors approved the Company's declaration of a $0.30 per share dividend with a record date of August 20, 2024 and a payment date of August 28, 2024.

Cognizant Technology Solutions	25	June 30, 2024 Form 10-Q

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
In connection with the NextGen program, in the second quarter of 2024 we incurred $29 million of employee separation, facility exit and other costs. Since the inception of the program, we incurred $281 million in total costs. See Note 4 to our unaudited consolidated financial statements. We currently expect to incur costs of approximately $95 million for the full year 2024, which is expected to bring the total charges under the program to approximately $325 million. The estimates of the charges and expenditures that we expect to incur in connection with the NextGen program, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the NextGen program.
Q2 2024 Financial Results1

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue down $36 million or 0.7% from Q2 2023; a decline of 0.5% in constant currency[1]	Income from Operations up $131 million or 22.7% from Q2 2023 Adjusted Income from Operations[1] up $43 million or 6.2% from Q2 2023	Operating margin up 280 bps from Q2 2023 Adjusted Operating Margin[1] up 100 bps from Q2 2023	Diluted EPS up $0.23 or 25.3% from Q2 2023 Adjusted Diluted EPS[1] up $0.07 or 6.4% from Q2 2023
During the quarter ended June 30, 2024, revenues decreased by $36 million as compared to the quarter ended June 30, 2023, representing a decrease of 0.7%, or a decrease of 0.5% on a constant currency1 basis. Revenues were negatively impacted by weakness in our Products and Resources and Financial Services segments, partially offset by revenue growth in our Health Sciences and Communications, Media and Technology segments.
1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	26	June 30, 2024 Form 10-Q

Our operating margin increased to 14.6% and Adjusted Operating Margin2 increased to 15.2% for the quarter ended June 30, 2024, from operating margin of 11.8% and Adjusted Operating Margin of 14.2% for the quarter ended June 30, 2023. The increase in our GAAP and Adjusted Operating Margins for the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023 was primarily driven by net savings generated from our NextGen program and the beneficial impact of foreign currency exchange rate movements, partially offset by the insurance recovery benefit of 60 basis points during the second quarter of 2023 related to a previously disclosed 2020 cyber incident and the impact of the resale of third-party products in connection with our integrated offerings strategy. In addition, our GAAP operating margins for the quarters ended June 30, 2024 and 2023, were negatively impacted by the NextGen charges, as discussed in Note 4 to our unaudited consolidated financial statements, which were excluded from our Adjusted Operating Margin.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. This metric, which we refer to as Voluntary Attrition - Tech Services, includes all voluntary separations with the exception of employees in our Intuitive Operations and Automation practice. For the trailing twelve months ended June 30, 2024 our Voluntary Attrition - Tech Services was 13.6% as compared to 19.9% for the trailing twelve months ended June 30, 2023. We finished the second quarter of 2024 with approximately 336,300 employees as compared to 345,600 employees at the end of the second quarter of 2023.
Business Outlook
We continue to expect the long-term focus of our clients to be on their digital transformation into AI-ready, software-driven, data-enabled, customer-centric and differentiated businesses. We believe clients will continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic and geopolitical factors, including the uncertainty related to the global economy, which has affected and may continue to affect their demand for our services.
We increasingly use AI-based technologies, including GenAI, in our client offerings and our own internal operations. AI technologies and services are part of a highly competitive and rapidly evolving market. We plan to make significant investments in our AI capabilities to meet the needs of our clients and harness its value in a flexible, secure, scalable and responsible way. As AI-based technologies evolve, we expect that some services that we currently perform for our clients will be replaced by AI or other forms of automation. This may lead to reduced demand for certain services or harm our ability to obtain favorable pricing or other terms for our services.
We currently expect to incur total costs of approximately $325 million in connection with the NextGen program, which started in the second quarter of 2023, with approximately $95 million of such costs anticipated in 2024. See "Executive Summary." In addition to the NextGen program, potential tax law and other regulatory changes, including possible U.S. corporate income tax reform and the Code on Social Security, 2020 in India, among other items, may impact our future results. We expect that the Code on Social Security, 2020, if enacted as currently written, could result in a material one-time increase to our post-employment liability for past service and would also modestly increase our costs for employment and post-employment benefits prospectively. In addition, in March 2024, India and Mauritius signed a Protocol to amend the India-Mauritius Income Tax Treaty. We are currently evaluating the potential impact of the amendment, which, depending on its final terms when entered into force, could increase our effective income tax rate, as CTS India is a subsidiary of our wholly-owned Mauritius entity.
On June 10, 2024, we announced the signing of a definitive agreement to acquire Belcan, a portfolio company of AE Industrial Partners and a leading global supplier of engineering research & development services, for a preliminary purchase price of approximately $1.3 billion in cash and stock. The transaction is anticipated to close in the quarter ending September 30, 2024, subject to the receipt of required regulatory approvals and other closing conditions. This acquisition is expected to significantly expand our engineering research & development and Internet of Things capabilities. Belcan’s customers are primarily in the aerospace and defense, space and marine sectors. We expect to include these customers in our Products and Resources segment. The acquisition is expected to result in modest near-term margin dilution primarily due to transaction and integration related expenses and amortization of acquired intangibles.

2 Adjusted Operating Margin is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	27	June 30, 2024 Form 10-Q

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2024	Revenues	2023	Revenues	$	%
Revenues	$4,850	100.0	$4,886	100.0	$(36)	(0.7)
Cost of revenues(a)	3,204	66.1	3,231	66.1	(27)	(0.8)
Selling, general and administrative expenses(a)	781	16.1	830	17.0	(49)	(5.9)
Restructuring charges	29	0.6	117	2.4	(88)	(75.2)
Depreciation and amortization expense	128	2.6	131	2.7	(3)	(2.3)
Income from operations	708	14.6	577	11.8	131	22.7
Other income (expense), net	20		10		10	100.0
Income before provision for income taxes	728	15.0	587	12.0	141	24.0
Provision for income taxes	(165)		(124)		(41)	33.1
Income (loss) from equity method investments	3		—		3	N/A
Net income	$566	11.7	$463	9.5	$103	22.2
Diluted EPS	$1.14		$0.91		$0.23	25.3

Other Financial Information[3]
Adjusted Income from Operations and Adjusted Operating Margin	$737	15.2	$694	14.2	$43	6.2
Adjusted Diluted EPS	$1.17		$1.10		$0.07	6.4

(a)Exclusive of depreciation and amortization expense.
N/A    Not applicable

Revenues
During the quarter ended June 30, 2024, revenues decreased by $36 million as compared to the quarter ended June 30, 2023, representing a decrease of 0.7%, or a decrease of 0.5% on a constant currency basis3. Our recently completed acquisitions contributed 60 basis points to the change in revenue.

3Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	28	June 30, 2024 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $4,850 million across our business segments and geographies were as follows for the three months ended June 30, 2024:

Q2 2024 as compared to Q2 2023	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
Financial Services	$(16)	(1.1)	(0.8)
Health Sciences	21	1.5	1.7
Products and Resources	(51)	(4.3)	(4.1)
CMT	10	1.2	1.4
Total revenues	$(36)	(0.7)	(0.5)

Q2 2024 as compared to Q2 2023	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
North America	$31	0.9	0.9
United Kingdom	(29)	(6.1)	(6.5)
Continental Europe	(24)	(4.9)	(4.0)
Europe - Total	(53)	(5.5)	(5.2)
Rest of World	(14)	(4.2)	(2.0)
Total revenues	$(36)	(0.7)	(0.5)

Change in revenues was driven by the following factors:4
•Reduced demand for discretionary work negatively impacted revenues across all segments. Clients in our Products and Resources and our Financial Services segments were particularly affected;
•Recently completed acquisitions contributed 60 basis points of growth to the overall change in revenues, including 140 basis points of growth to our Communications, Media and Technology segment (primarily in North America) and 70 basis points of growth to our Products and Resources segment (primarily in North America);
•The resale of third-party products primarily in the Financial Services and Health Sciences segments in North America, in connection with our integrated offerings strategy, contributed 100 basis points of growth to the overall change in revenue;
•North America revenues in the Health Sciences and Communications, Media and Technology segments were positively impacted by the ramp up of several recently won large deals; and
•Revenue declines in our Europe and Rest of World regions were primarily driven by weakness in the Financial Services and Products and Resources segments.

4 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	29	June 30, 2024 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

ê	$27M
—	flat as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. Cost of revenues, as a percentage of revenues, was positively impacted by foreign currency exchange rate movements, offset by the resale of third-party products in connection with our integrated offerings strategy.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily driven by net savings generated from our NextGen program, partially offset by the Q2 2023 insurance recovery benefit of 60 basis points related to a previously disclosed 2020 cyber incident.

ê	$49M
ê	0.9% as a % of revenues
¡	% of Revenues

Restructuring Charges
Restructuring charges consist of costs related to the NextGen program. Restructuring charges were $29 million, or 0.6% as a percentage of revenue, for the three months ended June 30, 2024, as compared to $117 million, or 2.4% as a percentage of revenue, for the three months ended June 30, 2023. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased by 2.3% and decreased by 0.1% as a percentage of revenues, during the second quarter of 2024 as compared to the second quarter of 2023.

Operating Margin and Adjusted Operating Margin[5] - Overall
The increase in our GAAP operating margin and Adjusted Operating Margin5 for the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023 was primarily driven by net savings generated from our NextGen program and the beneficial impact of foreign exchange rate movements, partially offset by the insurance recovery benefit of 60 basis points in the second quarter of 2023 related to a previously disclosed 2020 cyber incident and the impact of the resale of third-party products in connection with our integrated offerings strategy. In addition, our GAAP operating margins for the quarters ended June 30, 2024 and 2023, were negatively impacted by the NextGen charges, as discussed in Note 4 to our unaudited consolidated financial statements, which were excluded from our Adjusted Operating Margin.
5 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	30	June 30, 2024 Form 10-Q

A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 24% of our global operating costs during the three months ended June 30, 2024. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee positively impacted our operating margin for the three months ended June 30, 2024 by 47 basis points as compared to the three months ended June 30, 2023.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 29 basis points during the three months ended June 30, 2024. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 19 basis points (excluding the impact of the hedges). The settlement of our cash flow hedges had a positive impact of 8 basis points on our operating margin during the three months ended June 30, 2024, compared to a negative impact of 10 basis points during the three months ended June 30, 2023.

Segment Operating Profit
Segment operating profit and operating margin percentage were as follows:

Segment operating profit	%	Segment operating margin
In the second quarter of 2024, segment operating margins across all our segments were positively impacted by savings generated from our NextGen program and the beneficial impact of foreign currency exchange rate movements. Segment operating profit in the Health Sciences segment was negatively impacted by resales of third-party products in connection with our integrated offerings strategy and by higher costs typical to the initial phases of several recently won large deals in this segment.
Total segment operating profit and operating margin were as follows for the three months ended June 30:

(Dollars in millions)	2024	% of Revenues	2023	% of Revenues	Increase/(Decrease)
Total segment operating profit	$988	20.4	$1,012	20.7	$(24)
Less: unallocated costs	280	5.8	435	8.9	(155)
Income from operations	$708	14.6	$577	11.8	$131

Unallocated costs decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily driven by lower NextGen charges of $29 million for the three months ended June 30, 2024 as compared to $117 million for the three months ended June 30, 2023 (see Note 4 to our unaudited consolidated financial statements) as well as lower corporate expenses.

Cognizant Technology Solutions	31	June 30, 2024 Form 10-Q

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended June 30:

(in millions)	2024	2023	Increase/ Decrease
Foreign currency exchange gains	$4	$5	$(1)
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(3)	(14)	11
Foreign currency exchange gains (losses), net	1	(9)	10
Interest income	30	30	—
Interest expense	(10)	(10)	—
Other, net	(1)	(1)	—
Total other income (expense), net	$20	$10	$10
The losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of June 30, 2024, the notional value of our undesignated hedges was $930 million. Interest income for the three months ended June 30, 2024 remained flat as compared to the same period in 2023. While our invested balances during the three months ended June 30, 2024 were lower as compared to the three months ended June 30, 2023 due to the required payment related to the ITD dispute in January 2024 (see Note 8 to our unaudited consolidated financial statements), we benefited from higher interest rates compared to the three months ended June 30, 2023.

Provision for Income Taxes

é	$41M

¡ Effective Income Tax Rate é 1.6%

The effective income tax rate in both periods reflects the benefits of discrete items related to U.S. state income taxes.

Net Income
The increase in net income was primarily driven by an increase in income from operations, partially offset by a higher effective tax rate.

é	$103M

¡ é 2.2% of Revenues

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

Cognizant Technology Solutions	32	June 30, 2024 Form 10-Q

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

	2024	% of Revenues	2023	% of Revenues
GAAP income from operations and operating margin	$708	14.6	$577	11.8
NextGen charges(1)	29	0.6	117	2.4
Adjusted Income from Operations and Adjusted Operating Margin	$737	15.2	$694	14.2

GAAP diluted EPS	$1.14		$0.91
Effect of NextGen charges, pre-tax	0.06		0.23
Non-operating foreign currency exchange (gains) losses, pre-tax (2)	—		0.02
Tax effect of above adjustments(3)	(0.03)		(0.06)
Adjusted Diluted EPS	$1.17		$1.10

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
(3)Presented below are the tax impacts of our non-GAAP adjustments to pre-tax income:

	Three Months Ended June 30,
(in millions)	2024	2023
Non-GAAP income tax benefit (expense) related to:
NextGen charges	$8	$31
Foreign currency exchange gains and losses	1	—
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

Cognizant Technology Solutions	33	June 30, 2024 Form 10-Q

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2024	Revenues	2023	Revenues	$	%
Revenues	$9,610	100.0	$9,698	100.0	$(88)	(0.9)
Cost of revenues(a)	6,350	66.1	6,374	65.7	(24)	(0.4)
Selling, general and administrative expenses(a)	1,546	16.1	1,665	17.2	(119)	(7.1)
Restructuring charges	52	0.5	117	1.2	(65)	(55.6)
Depreciation and amortization expense	259	2.7	263	2.7	(4)	(1.5)
Income from operations	1,403	14.6	1,279	13.2	124	9.7
Other income (expense), net	47		46		1	2.2
Income before provision for income taxes	1,450	15.1	1,325	13.7	125	9.4
Provision for income taxes	(344)		(282)		(62)	22.0
Income (loss) from equity method investments	6		—		6	N/A
Net income	$1,112	11.6	$1,043	10.8	$69	6.6
Diluted EPS	$2.23		$2.05		$0.18	8.8
Other Financial Information[6]
Adjusted Income From Operations and Adjusted Operating Margin	$1,455	15.1	$1,396	14.4	$59	4.2
Adjusted Diluted EPS	$2.30		$2.21		$0.09	4.1

(a)Exclusive of depreciation and amortization expense.
N/A    Not applicable

Revenues
During the six months ended June 30, 2024, revenues decreased by $88 million as compared to the six months ended June 30, 2023, a decrease of 0.9% on both a reported and a constant currency basis6. Our recently completed acquisitions contributed 70 basis points to revenue growth.

6 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant Technology Solutions	34	June 30, 2024 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $9,610 million across our business segments and geographies were as follows for the six months ended June 30, 2024:

YTD 2024 as compared to YTD 2023	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[7]
Financial Services	$(107)	(3.6)	(3.7)
Health Sciences	4	0.1	0.2
Products and Resources	(36)	(1.6)	(1.6)
CMT	51	3.2	3.1
Total revenues	$(88)	(0.9)	(0.9)

YTD 2024 as compared to YTD 2023	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[7]
North America	$7	0.1	0.1
United Kingdom	(51)	(5.4)	(7.1)
Continental Europe	(2)	(0.2)	(0.6)
Europe - Total	(53)	(2.8)	(3.8)
Rest of World	(42)	(6.4)	(3.9)
Total revenues	$(88)	(0.9)	(0.9)

Change in revenues was driven by the following factors:7
•Reduced demand for discretionary work negatively impacted revenues across all segments. Clients in our Financial Services and Products and Resources segments were particularly affected;
•Recently completed acquisitions contributed 70 basis points of growth to the overall change in revenues, including 190 basis points of growth to our Communications, Media and Technology segment (primarily in North America and Continental Europe) and 70 basis points of growth to our Products and Resources segment (primarily in North America);
•The resale of third-party products, primarily in the Health Sciences and Financial Services segments in North America, in connection with our integrated offerings strategy, contributed 110 basis points of growth to the overall change in revenue;
•Health Sciences revenues were positively impacted by pharmaceutical clients in our Europe region, which was offset by the negative impact of the renegotiation of a large contract with a payer client in 2023 in our North America region, which reduced the scope of services but improved the profitability of the contract;
•North America revenues in the Communications, Media and Technology and Health Sciences segments were positively impacted by the ramp up of several recently won large deals;
•Revenue decline in our United Kingdom region was primarily driven by weakness in the Financial Services and Communications, Media and Technology segments; and
•Revenue decline in our Rest of World region was primarily driven by weakness in the Financial Services and Products and Resources segments.

7 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	35	June 30, 2024 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

ê	$24M
é	0.4% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was due to higher compensation costs for delivery personnel and the impact of the resale of third-party products in connection with our integrated offerings strategy, partially offset by the beneficial impact of foreign currency exchange rate movements.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily driven by the net savings generated from our NextGen program.

ê	$119M
ê	1.1% as a % of revenues
¡	% of Revenues

Restructuring Charges
Restructuring charges consist of costs related to the NextGen program. Restructuring charges were $52 million, or 0.5% as a percentage of revenue, for the six months ended June 30, 2024, as compared to $117 million, or 1.2% as a percentage of revenue, for the six months ended June 30, 2023. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased by 1.5%, and remained flat as a percentage of revenues, during the six months ended June 30, 2024 as compared to the 2023 period.

Operating Margin and Adjusted Operating Margin[8]- Overall

The increase in our 2024 GAAP operating margin and Adjusted Operating Margin8 was primarily driven by net savings generated from our NextGen program and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs and the impact of the resale of third-party products in connection with our integrated offerings strategy. In addition, our 2023 and 2024 GAAP operating margins were negatively impacted by the NextGen charges, as discussed in Note 4 to our unaudited consolidated financial statements, which were excluded from our Adjusted Operating Margin.
Net of the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee positively impacted our operating margin for the six months ended June 30, 2024 by 46 basis points as compared to the six months ended June 30, 2023. Excluding the impact of such hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 24 basis points for the six months ended June 30, 2024. The settlement of our cash flow hedges had a positive impact of 4 basis points on our operating margin during the six months ended June 30, 2024, compared to a negative impact of 18 basis points during the 2023 period.
8 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	36	June 30, 2024 Form 10-Q

Segment Operating Profit
Segment operating profit and operating margin percentage were as follows:

Segment operating profit	%	Segment operating margin
In 2024, segment operating margins across all our segments were positively impacted by savings generated from our NextGen program and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs. Segment operating profit in the Health Sciences and Communications, Media and Technology segments was negatively impacted by resales of third-party products in connection with our integrated offerings strategy and higher costs typical to the initial phases of several recently won large deals in these segments.
Total segment operating profit and margin were as follows for the six months ended June 30:

(Dollars in millions)	2024	% of Revenues	2023	% of Revenues	Increase/(Decrease)
Total segment operating profit	$1,943	20.2	$2,018	20.8	$(75)
Less: unallocated costs	540	5.6	739	7.6	(199)
Income from operations	$1,403	14.6	$1,279	13.2	$124
Unallocated costs decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, driven by lower corporate expenses as well as lower NextGen charges of $52 million for the six months ended June 30, 2024 as compared to $117 million for the six months ended June 30, 2023 (see Note 4 to our unaudited consolidated financial statements).

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the six months ended June 30:

(in millions)	2024	2023	Increase/ Decrease
Foreign currency exchange (losses) gains	$(21)	$27	$(48)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	28	(24)	52
Foreign currency exchange gains (losses), net	7	3	4
Interest income	60	60	—
Interest expense	(21)	(19)	(2)
Other, net	1	2	(1)
Total other income (expense), net	$47	$46	$1
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. Interest income for the six months ended June 30, 2024 remained flat as compared to the same period in 2023. While our invested balances decreased during the six months ended June 30, 2024 due to the required payment related to the ITD dispute in January 2024 (see Note 8 to our unaudited consolidated financial statements), we benefited from higher interest rates compared to the six months ended June 30, 2023.

Cognizant Technology Solutions	37	June 30, 2024 Form 10-Q

Provision for Income Taxes

é	$62M

¡ Effective Income Tax Rate é 2.4%

The effective income tax rate in both periods reflects the benefits of discrete items related to U.S. state income taxes. The effective income tax rate in 2023 additionally benefited from the effective settlement of the IRS examination for tax years 2017 and 2018.
In December 2021, the OECD adopted model rules for a global framework to impose a 15% global minimum tax referred to as Pillar Two with an effective date of January 1, 2024. Although management continues to monitor additional guidance from the OECD and countries’ implementation of Pillar Two, based on current guidance, there was no material impact for the six months ended June 30, 2024 and we believe that our net income, cash flows, or financial condition will not be materially impacted in the future by Pillar Two.

Net Income
The increase in net income was driven by an increase in income from operations, partially offset by a higher effective tax rate.

é	$69M

¡ é 0.8% of Revenues

Non-GAAP Financial Measures
See “Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023 – Non-GAAP Financial Measures” above for additional information about our use of non-GAAP financial measures.
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:

(Dollars in millions, except per share amounts)	2024	% of Revenues	2023	% of Revenues
GAAP income from operations and operating margin	$1,403	14.6	$1,279	13.2
NextGen charges (1)	52	0.5	117	1.2
Adjusted Income from Operations and Adjusted Operating Margin	$1,455	15.1	$1,396	14.4

GAAP diluted EPS	$2.23		$2.05
Effect of NextGen charges, pre-tax	0.10		0.23
Non-operating foreign currency exchange (gains) losses, pre-tax (2)	(0.01)		(0.01)
Tax effect of above adjustments (3)	(0.02)		(0.06)
Adjusted Diluted EPS	$2.30		$2.21

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
(3)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

(in millions)	Six Months Ended June 30,
	2024	2023
Non-GAAP income tax benefit (expense) related to:
NextGen charges	$13	$31
Foreign currency exchange gains and losses	—	5

Cognizant Technology Solutions	38	June 30, 2024 Form 10-Q

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

Liquidity and Capital Resources
Our cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $2,205 million and available capacity under our credit facility of approximately $1.9 billion.

The following table provides a summary of cash flows for the six months ended June 30:

(in millions)	2024	2023	Increase / Decrease
Net cash provided by (used in):
Operating activities	$357	$765	$(408)
Investing activities	(317)	(300)	(17)
Financing activities	(525)	(704)	179
Operating activities
The decrease in cash provided by operating activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily driven by the $360 million payment made in relation to our dispute with the ITD in January 2024 (see Note 8 to our unaudited consolidated financial statements) and lower collections of our trade accounts receivable, partially offset by lower other income tax payments.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 80 days as of June 30, 2024, an increase of 3 days from 77 days as of December 31, 2023. Our DSO was 75 days as of June 30, 2023, an increase of 1 day from 74 days as of December 31, 2022.

Investing activities
The increase in cash used in investing activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily driven by lower net maturities of investments in 2024 as compared to 2023.
Financing activities
The decrease in cash used in financing activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily driven by lower repurchases of common stock, partially offset by higher term loan repayments in 2024.
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of June 30, 2024 and through the date of this filing. As of June 30, 2024, we had no outstanding balance on the revolving credit facility. See Note 7 to our unaudited consolidated financial statements.
On June 10, 2024 we announced the signing of a definitive agreement to acquire Belcan for a preliminary purchase price of approximately $1.3 billion in cash and stock (1,470,589 shares of Class A Common Stock). Cash consideration is expected to be funded through a mix of cash on hand and debt. The transaction is anticipated to close in the quarter ending September 30, 2024, subject to the receipt of required regulatory approvals and other closing conditions.

Cognizant Technology Solutions	39	June 30, 2024 Form 10-Q

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

Cognizant Technology Solutions	40	June 30, 2024 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 14, 2024.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	41	June 30, 2024 Form 10-Q

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
Our stock repurchase program allows for the repurchase of up to $11.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining balance of $1,605 million as of June 30, 2024. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and depend upon market conditions and other factors.
During the three months ended June 30, 2024, we repurchased $63 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2024 - April 30, 2024	—	$—	—	$1,667
May 1, 2024 - May 31, 2024	—	—	—	1,667
June 1, 2024 - June 30, 2024	925,000	67.58	925,000	1,605
Total	925,000	$67.58	925,000
The aggregate purchase price and weighted average price per share does not include the excise tax on net stock repurchases incurred as part of the recently enacted Inflation Reduction Act. The excise tax was immaterial for the three months ended June 30, 2024.
During the three months ended June 30, 2024, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended June 30, 2024, such repurchases totaled 0.2 million shares at an aggregate cost of $13 million.

Item 5. Other Information

(c) Trading Plans

During the three months ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Cognizant Technology Solutions	42	June 30, 2024 Form 10-Q

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, dated June 4, 2024	8-K	000-24429	3.1	6/7/2024
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
2.1	Agreement and Plan of Merger, dated June 5, 2024, among Propulsion Holdings, LLC, Cognizant Domestic Holdings Corporation, Eagle Acquisition Sub, LLC, and Propulsion Intermediate, LP	8-K	000-24429	2.1	6/10/2024
10.1	Non-Employee Director Compensation Guidelines (effective as of June 4, 2024)					Filed
10.2
Amendment No. 1 to the Credit Agreement, dated as of October 6, 2022, among Cognizant Technology Solutions Corporation, Cognizant Worldwide Limited, certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent
Filed
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	43	June 30, 2024 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	July 31, 2024	By:	/s/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2024	By:	/s/ JATIN DALAL
Jatin Dalal,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	44	June 30, 2024 Form 10-Q