Form 10-Q
period 2024-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2024-10-31
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2024
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2024:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	495,824,260

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
GLOSSARY		1

FORWARD LOOKING STATEMENTS		2

PART I.	FINANCIAL INFORMATION	4

Item 1.	Consolidated Financial Statements (Unaudited)	4

	Consolidated Statements of Financial Position (Unaudited) as of September 30, 2024 and December 31, 2023	4

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023	5

	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023	6

	Consolidated Statements of Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023	7

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2024 and 2023	9

	Notes to Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION	43

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		45

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial intelligence
ASC	Accounting Standards Codification
CC	Constant Currency
CE	Continental Europe
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
CODM	Chief Operating Decision Maker
Credit Agreement	Credit agreement with a commercial bank syndicate dated April 18, 2024, as amended
CTS India	Our principal operating subsidiary in India
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings per share
ESG	Environmental, social and corporate governance
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
GenAI	Generative artificial intelligence
HS	Health Sciences
High Court	Madras, India High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IRS	Internal Revenue Service
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
NA	North America
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
OECD	Organization for Economic Cooperation and Development
P&R	Products & Resources
Recently completed acquisitions	Acquisitions that were completed in the 12 months preceding the beginning of the reporting period (in order to identify the impact of such acquisitions for the first twelve months of ownership)
RoW	Rest of World
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan under the Credit Agreement
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-CDCA	United States District Court for the Central District of California
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant Technology Solutions	1	September 30, 2024 Form 10-Q

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues, operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the competitive marketplace for talent and future attrition trends, anticipated effective income tax rate and income tax expense, liquidity, financing strategy, access to capital, capital return strategy, investment strategies, cost management, plans and objectives, including those related to the NextGen program, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of and costs associated with regulatory and litigation matters, the appropriateness of the accrual related to the India Defined Contribution Obligation, matters related to the Belcan acquisition and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
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

Cognizant Technology Solutions	2	September 30, 2024 Form 10-Q

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

Cognizant Technology Solutions	3	September 30, 2024 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,013	$2,621
Short-term investments	12	14
Trade accounts receivable, net	4,206	3,849
Other current assets	1,317	1,022
Total current assets	7,548	7,506
Property and equipment, net	1,001	1,048
Operating lease assets, net	587	611
Goodwill	7,132	6,085
Intangible assets, net	1,681	1,149
Deferred income tax assets, net	1,091	993
Long-term investments	90	435
Other noncurrent assets	1,034	656
Total assets	$20,164	$18,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$304	$337
Deferred revenue	355	385
Short-term debt	33	33
Operating lease liabilities	192	153
Accrued expenses and other current liabilities	2,504	2,425
Total current liabilities	3,388	3,333
Deferred revenue, noncurrent	28	42
Operating lease liabilities, noncurrent	455	523
Deferred income tax liabilities, net	218	226
Long-term debt	1,183	606
Long-term income taxes payable	—	157
Other noncurrent liabilities	440	369
Total liabilities	5,712	5,256
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 496 and 498 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	58	15
Retained earnings	14,347	13,301
Accumulated other comprehensive income (loss)	42	(94)
Total stockholders’ equity	14,452	13,227
Total liabilities and stockholders’ equity	$20,164	$18,483
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	September 30, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$5,044	$4,897	$14,654	$14,595
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,311	3,209	9,661	9,583
Selling, general and administrative expenses	833	801	2,379	2,466
Restructuring charges	33	72	85	189
Depreciation and amortization expense	129	129	388	392
Income from operations	738	686	2,141	1,965
Other income (expense), net:
Interest income	31	32	91	92
Interest expense	(14)	(11)	(35)	(30)
Foreign currency exchange gains (losses), net	(8)	—	(1)	3
Other, net	1	6	2	8
Total other income (expense), net	10	27	57	73
Income before provision for income taxes	748	713	2,198	2,038
Provision for income taxes	(170)	(191)	(514)	(473)
Income (loss) from equity method investments	4	3	10	3
Net income	$582	$525	$1,694	$1,568
Basic earnings per share	$1.17	$1.04	$3.41	$3.10
Diluted earnings per share	$1.17	$1.04	$3.41	$3.09
Weighted average number of common shares outstanding - Basic	496	504	497	506
Dilutive effect of shares issuable under stock-based compensation plans	—	1	—	1
Weighted average number of common shares outstanding - Diluted	496	505	497	507
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	September 30, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$582	$525	$1,694	$1,568
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	206	(129)	132	(35)
Unrealized gains and losses on cash flow hedges	(14)	(15)	4	49
Other comprehensive income (loss)	192	(144)	136	14
Comprehensive income	$774	$381	$1,830	$1,582
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	September 30, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	498	$5	$15	$13,301	$(94)	$13,227
Net income	—	—	—	546	—	546
Other comprehensive income (loss)	—	—	—	—	(62)	(62)
Common stock issued, stock-based compensation plans	1	—	20	—	—	20
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(2)	—	(57)	(76)	—	(133)
Dividends declared, $0.30 per share	—	—	—	(150)	—	(150)
Balance, March 31, 2024	497	5	20	13,621	(156)	13,490
Net income	—	—	—	566	—	566
Other comprehensive income (loss)	—	—	—	—	6	6
Common stock issued, stock-based compensation plans	1	—	15	—	—	15
Stock-based compensation expense	—	—	48	—	—	48
Repurchases of common stock	(1)	—	(68)	(8)	—	(76)
Dividends declared, $0.30 per share	—	—	—	(151)	—	(151)
Balance, June 30, 2024	497	5	15	14,028	(150)	13,898
Net income	—	—	—	582	—	582
Other comprehensive income (loss)	—	—	—	—	192	192
Common stock issued, stock-based compensation plans	1	—	14	—	—	14
Common stock issued, acquisition related	1	—	113	—	—	113
Stock-based compensation expense	—	—	44	—	—	44
Repurchases of common stock	(3)	—	(128)	(114)	—	(242)
Dividends declared, $0.30 per share	—	—	—	(149)	—	(149)
Balance, September 30, 2024	496	$5	$58	$14,347	$42	$14,452

Cognizant Technology Solutions	7	September 30, 2024 Form 10-Q

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	509	$5	$15	$12,588	$(299)	$12,309
Net income	—	—	—	580	—	580
Other comprehensive income (loss)	—	—	—	—	77	77
Common stock issued, stock-based compensation plans	2	—	23	—	—	23
Stock-based compensation expense	—	—	44	—	—	44
Repurchases of common stock	(4)	—	(60)	(163)	—	(223)
Dividends declared, $0.29 per share	—	—	—	(149)	—	(149)
Balance, March 31, 2023	507	5	22	12,856	(222)	12,661
Net income	—	—	—	463	—	463
Other comprehensive income (loss)	—	—	—	—	81	81
Common stock issued, stock-based compensation plans	1	—	18	—	—	18
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(3)	—	(65)	(150)	—	(215)
Dividends declared, $0.29 per share	—	—	—	(147)	—	(147)
Balance, June 30, 2023	505	5	17	13,022	(141)	12,903
Net income	—	—	—	525	—	525
Other comprehensive income (loss)	—	—	—	—	(144)	(144)
Common stock issued, stock-based compensation plans	—	—	16	—	—	16
Stock-based compensation expense	—	—	47	—	—	47
Repurchases of common stock	(4)	—	(64)	(253)	—	(317)
Dividends declared, $0.29 per share	—	—	—	(148)	—	(148)
Balance, September 30, 2023	501	$5	$16	$13,146	$(285)	$12,882

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	8	September 30, 2024 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,694	$1,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	399	419
Deferred income taxes	(202)	(287)
Stock-based compensation expense	134	133
Other	23	57
Changes in assets and liabilities, net of the effect of business combinations:
Trade accounts receivable, current	(166)	(14)
Other current and noncurrent assets	(512)	142
Accounts payable	(29)	(35)
Deferred revenues, current and noncurrent	(56)	(93)
Other current and noncurrent liabilities	(81)	(297)
Net cash provided by operating activities	1,204	1,593
Cash flows from investing activities:
Purchases of property and equipment	(214)	(239)
Purchases of available-for-sale investment securities	—	(59)
Proceeds from maturity or sale of available-for-sale investment securities	—	225
Purchases of held-to-maturity investment securities	—	(3)
Proceeds from maturity of held-to-maturity investment securities	3	24
Purchases of other investments	(1)	(399)
Proceeds from maturity or sale of other investments	260	361
Payments for business combinations, net of cash acquired	(1,615)	(409)
Net cash (used in) investing activities	(1,567)	(499)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	49	57
Repurchases of common stock	(451)	(751)
Repayment of Term Loan borrowings and earnout and finance lease obligations	(61)	(15)
Proceeds from borrowings under the revolving credit facility	600	—
Dividends paid	(450)	(445)
Net cash (used in) financing activities	(313)	(1,154)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(28)	(30)
(Decrease) in cash, cash equivalents and restricted cash and cash equivalents	(704)	(90)
Cash, cash equivalents and restricted cash and cash equivalents beginning of year	2,717	2,294
Cash and cash equivalents, end of period	$2,013	$2,204
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	9	September 30, 2024 Form 10-Q

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
The standard requires enhanced segment disclosures but does not change the definition of a segment or the guidance for determining a reportable segment. The amendments require disclosure of significant segment expenses regularly provided to the CODM included within segment operating profit or loss and a description of how the CODM utilizes segment operating profit or loss to assess segment performance and allocate resources. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to allocate resources.
The adoption of the new standard is not expected to have a significant impact on our disclosures.
December 2023 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Annual period starting in 2025 Prospective basis although retrospective application is permitted	The standard requires enhanced income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information.	The Company is currently evaluating the impact of the new standard on its disclosures.

Cognizant Technology Solutions	10	September 30, 2024 Form 10-Q

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

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024

(in millions)	FS	HS	P&R	CMT	Total	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$1,048	$1,295	$828	$564	$3,735	$3,064	$3,756	$2,362	$1,694	$10,876
United Kingdom	147	47	157	131	482	428	138	415	401	1,382
Continental Europe	156	143	154	32	485	457	413	447	121	1,438
Europe - Total	303	190	311	163	967	885	551	862	522	2,820
Rest of World	135	29	89	89	342	369	84	263	242	958
Total	$1,486	$1,514	$1,228	$816	$5,044	$4,318	$4,391	$3,487	$2,458	$14,654

Service line:
Consulting and technology services	$1,051	$895	$833	$447	$3,226	$3,025	$2,560	$2,297	$1,373	$9,255
Outsourcing services	435	619	395	369	1,818	1,293	1,831	1,190	1,085	5,399
Total	$1,486	$1,514	$1,228	$816	$5,044	$4,318	$4,391	$3,487	$2,458	$14,654

Type of contract:
Time and materials	$833	$499	$511	$439	$2,282	$2,421	$1,486	$1,428	$1,336	$6,671
Fixed-price	608	738	627	327	2,300	1,761	2,111	1,803	994	6,669
Transaction or volume-based	45	277	90	50	462	136	794	256	128	1,314
Total	$1,486	$1,514	$1,228	$816	$5,044	$4,318	$4,391	$3,487	$2,458	$14,654

Cognizant Technology Solutions	11	September 30, 2024 Form 10-Q

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023

(in millions)	FS	HS	P&R	CMT	Total	FS	HS	P&R	CMT	Total
Revenues
Geography:
North America	$1,040	$1,194	$785	$580	$3,599	$3,100	$3,675	$2,306	$1,652	$10,733
United Kingdom	156	43	137	150	486	473	124	406	434	1,437
Continental Europe	151	139	153	41	484	458	398	463	120	1,439
Europe - Total	307	182	290	191	970	931	522	869	554	2,876
Rest of World	128	29	95	76	328	383	81	290	232	986
Total	$1,475	$1,405	$1,170	$847	$4,897	$4,414	$4,278	$3,465	$2,438	$14,595

Service line:
Consulting and technology services	$1,013	$806	$763	$440	$3,022	$3,019	$2,440	$2,258	$1,318	$9,035
Outsourcing services	462	599	407	407	1,875	1,395	1,838	1,207	1,120	5,560
Total	$1,475	$1,405	$1,170	$847	$4,897	$4,414	$4,278	$3,465	$2,438	$14,595

Type of contract:
Time and materials	$806	$513	$471	$471	$2,261	$2,478	$1,520	$1,391	$1,395	$6,784
Fixed-price	611	640	610	328	2,189	1,764	1,945	1,807	926	6,442
Transaction or volume-based	58	252	89	48	447	172	813	267	117	1,369
Total	$1,475	$1,405	$1,170	$847	$4,897	$4,414	$4,278	$3,465	$2,438	$14,595
Costs to Fulfill
The following table shows significant movements in the capitalized costs to fulfill for the nine months ended September 30:

(in millions)	2024	2023
Beginning balance	$245	$265
Costs capitalized	43	41
Amortization expense	(69)	(64)
Ending balance	$219	$242
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows significant movements in contract assets (current and noncurrent) for the nine months ended September 30:

(in millions)	2024	2023
Beginning balance	$316	$326
Revenues recognized during the period but not billed	377	370
Amounts reclassified to trade accounts receivable	(270)	(316)
Amounts acquired in business combinations	—	9
Ending balance	$423	$389

Cognizant Technology Solutions	12	September 30, 2024 Form 10-Q

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended September 30:

(in millions)	2024	2023
Beginning balance	$427	$417
Amounts billed but not recognized as revenues	298	228
Revenues recognized related to the beginning balance of deferred revenue	(354)	(322)
Amounts acquired in business combinations	12	13
Ending balance	$383	$336
Revenues recognized during the nine months ended September 30, 2024 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of September 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $4,700 million, of which approximately 55% is expected to be recognized as revenues within 2 years and approximately 85% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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

(in millions)	2024	2023
Beginning balance	$32	$43
Credit loss expense (1)	7	11
Write-offs charged against the allowance	(9)	(18)
Ending balance	$30	$36

(1)Reported in "Selling, general and administrative expenses" in our unaudited consolidated statements of operations.

Note 3 — Business Combinations
On January 22, 2024, through the execution of a share purchase agreement, we acquired 100% ownership in Thirdera, an Elite ServiceNow Partner specializing in advisory, implementation and optimization solutions related to the ServiceNow platform.
On August 26, 2024, through the execution of a merger agreement, we acquired 100% ownership in Belcan, a leading global supplier of Engineering Research & Development services for the commercial aerospace, defense, space, marine and industrial verticals. We paid $1,195 million in cash, net of cash acquired, and issued 1,470,589 shares of our Class A common stock, valued at $113 million, in connection with our acquisition of Belcan.
The acquisitions completed during the nine months ended September 30, 2024 were not material to our operations. Accordingly, pro forma results have not been presented. We have allocated the purchase price related to these transactions to

Cognizant Technology Solutions	13	September 30, 2024 Form 10-Q

tangible and intangible assets acquired and liabilities assumed, including goodwill, based on their estimated fair values.
The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	Thirdera	Belcan	Total	Weighted Average Useful Life
Cash	$8	$55	$63
Trade accounts receivable	21	177	198
Other current assets	11	20	31
Property and equipment and other noncurrent assets	2	22	24
Operating lease assets	—	49	49
Non-deductible goodwill	178	668	846
Tax-deductible goodwill	166	—	166
Customer relationship assets	73	539	612	11.0 years
Other definite-lived intangible assets	1	—	1	1.0 year
Indefinite-lived intangible assets	—	45	45
Operating lease liabilities	—	(8)	(8)
Other current liabilities	(29)	(69)	(98)
Deferred income tax liabilities, net	(3)	(94)	(97)
Operating lease liabilities, noncurrent	—	(41)	(41)
Purchase price	$428	$1,363	$1,791

Goodwill from our acquisition of Thirdera is expected to benefit all of our reportable segments and has been allocated as such. Goodwill from our acquisition of Belcan has been allocated to our Product and Resources segment. The primary items that generated goodwill are the acquired assembled workforce and synergies between the acquired companies and us, neither of which qualify as identifiable intangible assets. The above allocations are preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

Note 4 — Restructuring Charges
In the second quarter of 2023, we initiated the NextGen program aimed at simplifying our operating model, optimizing corporate functions and consolidating and realigning office space to reflect the post-pandemic hybrid work environment. We expect the NextGen program to be completed by the end of 2024.
The total costs related to our NextGen program are reported in "Restructuring charges" in our unaudited consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs”. See Note 13. The costs related to our NextGen program are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Employee separation costs	$29	$15	$55	$93
Facility exit costs (1)	4	55	29	92
Third party and other costs (2)	—	2	1	4
Total restructuring charges	$33	$72	$85	$189

(1)For the three and nine months ended September 30, 2024, facility exit costs include accelerated depreciation charges of $4 million and $11 million, respectively. For the three and nine months ended September 30, 2023, facility exit costs include accelerated depreciation charges of $17 million and $27 million, respectively.
(2)Third party and other costs include certain non-facility related asset impairments and other professional services fees directly related to the NextGen program.
We expect to record total costs of approximately $335 million in connection with the NextGen program. For the year ended December 31, 2023, we incurred $229 million of costs in connection with the NextGen program.

Cognizant Technology Solutions	14	September 30, 2024 Form 10-Q

Changes in our accrued employee separation costs included in "Accrued expenses and other current liabilities" in our unaudited consolidated statements of financial position are presented in the table below for the nine months ended September 30:

(in millions)	2024	2023
Beginning balance	$42	$—
Employee separation costs accrued	55	93
Payments made	(75)	(56)
Ending balance	$22	$37

Note 5 — Investments
Our investments were as follows:

(in millions)	September 30, 2024	December 31, 2023
Short-term investments:
Equity investment security	$11	$11
Held-to-maturity investment securities	—	3
Time deposits	1	—
Total short-term investments	$12	$14

Long-term investments:
Other investments	$90	$80
Restricted time deposits(1)	—	355
Total long-term investments	$90	$435

(1)As of December 31, 2023 the balance of restricted time deposits contained $96 million of restricted cash equivalents. See Note 8.
Equity Investment Security
Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for the three and nine months ended September 30, 2024 and 2023.
Held-to-Maturity Investment Securities
As of September 30, 2024, we had no held-to-maturity securities. As of December 31, 2023, the amortized cost and fair value of the held-to-maturity investments were each $3 million. Our held-to-maturity investment securities consisted of an Indian rupee denominated investment in commercial paper, which was in an unrealized loss position, but had not been in an unrealized loss position for longer than 12 months.
Other Investments
As of September 30, 2024 and December 31, 2023, we had an equity method investment of $84 million and $74 million, respectively, in the technology sector. Additionally, as of each of September 30, 2024 and December 31, 2023, we had equity securities without a readily determinable fair value of $6 million.

Cognizant Technology Solutions	15	September 30, 2024 Form 10-Q

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(in millions)	September 30, 2024	December 31, 2023
Compensation and benefits	$1,439	$1,511
Customer volume and other incentives	250	241
Income taxes	141	27
Professional fees	167	146
Other	507	500
Total accrued expenses and other current liabilities	$2,504	$2,425

Note 7 — Debt

We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. During the third quarter of 2024, we borrowed $600 million under our revolving credit facility to partially fund the acquisition of Belcan. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan.

The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement. Since issuance of the Term Loan, the Term Loan has been a Term Benchmark loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of September 30, 2024.
Short-term Debt
As of each of September 30, 2024 and December 31, 2023, we had $33 million of short-term debt related to current maturities of our Term Loan.
Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	September 30, 2024	December 31, 2023
Notes outstanding under revolving credit facility	$600	$—
Term Loan	618	642
Less:
Current maturities - Term Loan	(33)	(33)
Unamortized deferred financing costs	(2)	(3)
Long-term debt, net of current maturities	$1,183	$606
The carrying value of our debt approximated its fair value as of September 30, 2024 and December 31, 2023.

Cognizant Technology Solutions	16	September 30, 2024 Form 10-Q

Note 8 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective income tax rate	22.7%	26.8%	23.4%	23.2%
Our effective tax rate for the three and nine months ended September 30, 2024, benefited from discrete items, which decreased our effective tax rate in those periods. During the three months ended September 30, 2024, we recognized a $40 million deferred tax asset related to foreign tax credits. Additionally, during the nine months ended September 30, 2024, we recognized a discrete benefit related to U.S. state income taxes.
During the nine months ended September 30, 2023, we reached a settlement related to U.S. state income taxes, and reached an agreement with the IRS, settling tax years 2017 and 2018, both of which decreased our effective tax rate in that period.
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($394 million at the September 30, 2024 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount. As of December 31, 2023, the balance of deposits under lien was 30 billion Indian rupees, including previously earned interest, or $355 million, was presented in "Long-term investments".

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

As of September 30, 2024 and December 31, 2023, the deposit with the ITD was $412 million and $60 million, respectively at September 30, 2024 and December 31, 2023 exchange rates, respectively presented in "Other noncurrent assets". As of December 31, 2023, $96 million of the $355 million in deposits under lien were held in time deposits with a maturity of less than 30 days qualifying as cash equivalent instruments and thus were considered restricted cash equivalents as of December 31, 2023.
The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.

We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of September 30, 2024.

Cognizant Technology Solutions	17	September 30, 2024 Form 10-Q

Note 9 — Derivative Financial Instruments
In the normal course of business, we use foreign exchange forward and option contracts to manage foreign currency exchange rate risk. Derivatives may give rise to credit risk from the possible non-performance by counterparties. Credit risk is limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to the foreign exchange derivative contracts set forth in the table below are subject to master netting arrangements, such as the International Swaps and Derivatives Association Master Agreement, with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to the foreign exchange derivative contracts, as applicable, on a gross basis, with no offsets, in our unaudited consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to the foreign exchange derivative contracts.
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		September 30, 2024		December 31, 2023
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$20	$—	$14	$—
	Other noncurrent assets	2	—	5	—
	Accrued expenses and other current liabilities	—	1	—	5
	Other noncurrent liabilities	—	2	—	1
	Total	22	3	19	6
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	3	—	1	—
	Accrued expenses and other current liabilities	—	2	—	9
	Total	3	2	1	9
Total		$25	$5	$20	$15
Cash Flow Hedges
We have entered and continue to enter into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2024, 2025 and the first nine months of 2026. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of September 30, 2024, we estimate that $14 million, net of tax, of net gains related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

Cognizant Technology Solutions	18	September 30, 2024 Form 10-Q

The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	September 30, 2024	December 31, 2023
2024	603	$1,878
2025	1,725	1,020
2026	595	—
Total notional value of contracts outstanding (1)	$2,923	$2,898

(1)Includes $25 million and $45 million notional value of option contracts as of September 30, 2024 and December 31, 2023, respectively, with the remaining notional value related to forward contracts.
The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the three months ended September 30:

(in millions)	Change in Derivative Gains and Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2024	2023		2024	2023
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$(13)	$(24)	Cost of revenues	$5	$(4)
			SG&A expenses	—	(1)
			Total	$5	$(5)

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the nine months ended September 30:

(in millions)	Change in Derivative Gains and Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2024	2023		2024	2023
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$15	$44	Cost of revenues	$8	$(19)
			SG&A expenses	1	(3)
			Total	$9	$(22)

The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 11.
Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the fourth quarter of 2024. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	September 30, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$1,026	$1	$1,317	$(8)

Cognizant Technology Solutions	19	September 30, 2024 Form 10-Q

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the three and nine months ended September 30:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2024	2023	2024	2023
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$14	$23	$42	$(1)
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2024:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$364	$—	$—	$364
Time deposits	—	443	—	443
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	23	—	23
Other noncurrent assets:
Foreign exchange forward contracts	—	2	—	2
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(3)	—	(3)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(2)	—	(2)

Cognizant Technology Solutions	20	September 30, 2024 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2023:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$327	$—	$—	$327
Time deposits	—	834	—	834
Short-term investments:
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	15	—	15
Long-term investments:
Restricted time deposits(1)	—	355	—	355
Other noncurrent assets:
Foreign exchange forward contracts	—	5	—	5
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(14)	—	(14)
Contingent consideration liabilities	—	—	(30)	(30)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(1)	—	(1)

(1)See Note 8.
The following table summarizes the changes in Level 3 contingent consideration liabilities for the nine months ended:

(in millions)	September 30, 2024	September 30, 2023
Beginning balance	$30	$22
Change in fair value recognized in SG&A expenses	—	15
Payments	(30)	(9)
Ending balance	$—	$28
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The carrying value of the time deposits approximated fair value as of September 30, 2024 and December 31, 2023.
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
During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	21	September 30, 2024 Form 10-Q

Note 11 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and nine months ended September 30, 2024:

	Three Months			Nine Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(186)	$8	$(178)	$(109)	$5	$(104)
Change in foreign currency translation adjustments	207	(1)	206	130	2	132
Ending balance	$21	$7	$28	$21	$7	$28
Unrealized gains on cash flow hedges:
Beginning balance	$37	$(9)	$28	$13	$(3)	$10
Unrealized (losses) gains arising during the period	(13)	3	(10)	15	(4)	11
Reclassifications of net gains to:
Cost of revenues	(5)	1	(4)	(8)	2	(6)
SG&A expenses	—	—	—	(1)	—	(1)
Net change	(18)	4	(14)	6	(2)	4
Ending balance	$19	$(5)	$14	$19	$(5)	$14
Accumulated other comprehensive income (loss):
Beginning balance	$(149)	$(1)	$(150)	$(96)	$2	$(94)
Other comprehensive income (loss)	189	3	192	136	—	136
Ending balance	$40	$2	$42	$40	$2	$42
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and nine months ended September 30, 2023:

	Three Months			Nine Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(160)	$6	$(154)	$(256)	$8	$(248)
Change in foreign currency translation adjustments	(128)	(1)	(129)	(32)	(3)	(35)
Ending balance	$(288)	$5	$(283)	$(288)	$5	$(283)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$17	$(4)	$13	$(68)	$17	$(51)
Unrealized (losses) gains arising during the period	(24)	6	(18)	44	(11)	33
Reclassifications of net loss to:
Cost of revenues	4	(1)	3	19	(4)	15
SG&A expenses	1	(1)	—	3	(2)	1
Net change	(19)	4	(15)	66	(17)	49
Ending balance	$(2)	$—	$(2)	$(2)	$—	$(2)
Accumulated other comprehensive income (loss):
Beginning balance	$(143)	$2	$(141)	$(324)	$25	$(299)
Other comprehensive income (loss)	(147)	3	(144)	34	(20)	14
Ending balance	$(290)	$5	$(285)	$(290)	$5	$(285)

Cognizant Technology Solutions	22	September 30, 2024 Form 10-Q

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

On January 15, 2015, Syntel sued TriZetto and Cognizant in the USDC-SDNY. Syntel’s complaint alleged breach of contract against TriZetto, and tortious interference and misappropriation of trade secrets against Cognizant and TriZetto, stemming from Cognizant’s hiring of certain former Syntel employees. Cognizant and TriZetto countersued on March 23, 2015, for breach of contract, misappropriation of trade secrets and tortious interference, based on Syntel’s misuse of TriZetto confidential information and abandonment of contractual obligations. Cognizant and TriZetto subsequently added federal DTSA and copyright infringement claims for Syntel’s misuse of TriZetto’s proprietary technology. The parties’ claims were narrowed by the court and the case was tried before a jury, which on October 27, 2020 returned a verdict in favor of Cognizant in the amount of $855 million, including $570 million in punitive damages. On April 20, 2021, the USDC-SDNY issued a post-trial order that, among other things, affirmed the jury’s award of $285 million in actual damages, but reduced the award of punitive damages from $570 million to $285 million, thereby reducing the overall damages award from $855 million to $570 million. The USDC-SDNY subsequently issued a final judgment consistent with the April 20th order. On May 26, 2021, Syntel filed a notice of appeal to the Second Circuit, and on June 3, 2021 the USDC-SDNY stayed execution of judgment pending appeal. On May 25, 2023, the Second Circuit issued an opinion affirming in part and vacating in part the judgment of the USDC-SDNY and remanding the case for further proceedings consistent with its opinion. The Second Circuit affirmed the judgment in all respects on liability but vacated the $570 million award that had been based on avoided development costs under the DTSA, and it remanded the case to the USDC-SDNY for further evaluation of damages. On June 23, 2023, the Second Circuit issued its mandate returning the case to the USDC-SDNY. On March 13, 2024, the USDC-SDNY issued a ruling that vacates the alternate compensatory damages awards that were within the scope of the Second Circuit’s remand and awards TriZetto and Cognizant approximately $15 million in attorney’s fees. On October 23, 2024, the USDC-SDNY granted TriZetto and Cognizant’s motion for a new trial on the amount of compensatory damages owed to TriZetto and Cognizant. TriZetto and Cognizant will continue to vigorously pursue our claims against Syntel. We will not record any gain in our financial statements until it becomes realizable.
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

Cognizant Technology Solutions	23	September 30, 2024 Form 10-Q

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
We are presently unable to predict the duration, scope or result of the single putative shareholder derivative action that has not been dismissed. Although the Company continues to defend that putative shareholder derivative action vigorously, it is subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain.
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
On September 18, 2017, three former employees filed suit against Cognizant in the USDC-CDCA, alleging that they and similarly situated employees suffered disparate treatment on the basis of race in violation of 42 U.S.C. § 1981. Plaintiffs subsequently amended their complaint three times, adding a fourth former employee plaintiff and claims for both disparate treatment and disparate impact on the basis of race and national origin under Title VII of the Civil Rights Act of 1964, 42 U.S.C. § 2000e et seq. and disparate treatment and disparate impact on the basis of race and national origin under Title VII of the Civil Rights Act of 1964, 42 U.S.C. § 2000e et seq.. Plaintiffs filed the operative Third Amended Complaint-Corrected on January 19, 2021; Cognizant filed its answer on January 29, 2021.

On May 13, 2022, plaintiffs filed a motion requesting that the USDC-CDCA certify the case as a class action for two putative classes of plaintiffs consisting of: (1) all individuals who are not of South Asian race or Indian national origin who applied to Cognizant in the U.S. and were not hired since September 2013 (the “hiring class”); and (2) all individuals who are not of South Asian race or Indian national origin who have been terminated in the U.S. since September 2013 (the “terminations class”). Cognizant opposed. On October 27, 2022, the court denied certification for the hiring class and the terminations class. However, the court granted certification for a sub-set of the terminations class limited to approximately 2,300 former employees whose employment had been terminated from the “bench,” a designation for employees who are not allocated to an active project. On November 10, 2022, Cognizant filed a petition with the Ninth Circuit requesting permission to appeal the class certification order as to the bench terminations class. The Ninth Circuit denied the petition on January 26, 2023.

From June 13, 2023 to June 26, 2023, the USDC-CDCA held a class action jury trial on the first phase of plaintiffs’ Section 1981 claim and Title VII disparate treatment claim. The questions presented were whether Cognizant engaged in a pattern or practice of discrimination against non-South Asian and non-Indian employees with respect to bench terminations, and if so, whether punitive damages are available for class members who prevail on their claims. The jury deadlocked, and the court declared a mistrial.

The case proceeded to a retrial on September 24, 2024, and on October 4, 2024, the jury returned a verdict in favor of plaintiffs. The case will now proceed to the second phase to determine individualized liability and damages, if any, for each class member. As a result of the verdict, each non-South Asian and non-Indian class member who pursues claims in the second phase will be entitled to a rebuttable presumption that all termination decisions were discriminatory and to the possibility of recovering punitive damages if they prevail. The USDC-CDCA will also consider plaintiffs’ claim that Cognizant policies had a disparate impact on non-South Asian and non-Indian employees. We believe that class certification was improper, and that the second phase of the case will confirm that individualized issues should have precluded class certification. Cognizant will continue to vigorously defend itself in the second phase of this case and to pursue all available appellate arguments concerning

Cognizant Technology Solutions	24	September 30, 2024 Form 10-Q

class certification and the September 24, 2024 trial at the appropriate time. Because we cannot predict the number of individual plaintiffs who will proceed to the second phase, or the outcome of those cases, and in view of the appellate arguments regarding class certification, we are unable to reasonably estimate a possible loss or range of loss. We have not recorded any accruals related to this matter.
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
For revenues by reportable segment and geographic area, see Note 2.

Cognizant Technology Solutions	25	September 30, 2024 Form 10-Q

Segment operating profits by reportable segment were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Financial Services	$344	$283	$905	$862
Health Sciences	331	330	975	1,009
Products and Resources	258	256	717	719
Communications, Media and Technology	158	167	437	464
Total segment operating profit	1,091	1,036	3,034	3,054
Less: unallocated costs	353	350	893	1,089
Income from operations	$738	$686	$2,141	$1,965
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	September 30, 2024	December 31, 2023
Long-lived Assets: (1)
North America(2)	$332	$335
Europe	76	90
Rest of World (3)	593	623
Total	$1,001	$1,048

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 14 — Subsequent Events
Dividend
On October 29, 2024, the Board of Directors approved the Company's declaration of a $0.30 per share dividend with a record date of November 19, 2024 and a payment date of November 27, 2024.

Cognizant Technology Solutions	26	September 30, 2024 Form 10-Q

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
In connection with the NextGen program, in the third quarter of 2024 we incurred $33 million of employee separation, facility exit and other costs. Since the inception of the program, we incurred $314 million in total costs. See Note 4 to our unaudited consolidated financial statements. We currently expect to incur costs of approximately $105 million for the full year 2024, which is expected to bring the total charges under the program to approximately $335 million. The estimates of the charges and expenditures that we expect to incur in connection with the NextGen program, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the NextGen program.
Q3 2024 Financial Results1

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue up $147 million or 3.0% from Q3 2023; an increase of 2.7% in constant currency[1]	Income from Operations up $52 million or 7.6% from Q3 2023 Adjusted Income from Operations[1] up $13 million or 1.7% from Q3 2023	Operating margin up 60 bps from Q3 2023 Adjusted Operating Margin[1] down 20 bps from Q3 2023	Diluted EPS up $0.13 or 12.5% from Q3 2023 Adjusted Diluted EPS[1] up $0.09 or 7.8% from Q3 2023
During the quarter ended September 30, 2024, revenues increased by $147 million as compared to the quarter ended September 30, 2023, representing growth of 3.0%, or 2.7% on a constant currency1 basis. Our recently completed acquisitions contributed approximately 200 basis points to revenue growth. Additionally, revenues were positively impacted by growth in
1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	27	September 30, 2024 Form 10-Q

our Health Sciences segment, partially offset by weakness in our Products and Resources (excluding the impact of our recently completed acquisitions) and Communications, Media and Technology segments.
Our operating margin increased to 14.6% for the quarter ended September 30, 2024, from 14.0% for the quarter ended September 30, 2023. Our Adjusted Operating Margin2 decreased to 15.3% for the quarter ended September 30, 2024, from 15.5% for the quarter ended September 30, 2023. Our GAAP and Adjusted Operating Margins for the quarter ended September 30, 2024, as compared to the quarter ended September 30, 2023 were positively impacted by net savings generated from our NextGen program and the beneficial impact of foreign currency exchange rate movements, while being negatively impacted by increased compensation costs, primarily as a result of a merit increase cycle completed during the quarter, and the dilutive impact of recently completed acquisitions, primarily driven by transaction and integration related expenses and amortization of acquired intangibles. In addition, our GAAP operating margins for the quarters ended September 30, 2024 and 2023, were negatively impacted by the NextGen charges, as discussed in Note 4 to our unaudited consolidated financial statements, which were excluded from our Adjusted Operating Margin.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. This metric, which we refer to as Voluntary Attrition - Tech Services, includes all voluntary separations with the exception of employees in our Intuitive Operations and Automation practice. For the trailing twelve months ended September 30, 2024 our Voluntary Attrition - Tech Services was 14.6% as compared to 16.2% for the trailing twelve months ended September 30, 2023. We finished the third quarter of 2024 with approximately 340,100 employees, inclusive of Belcan employees, as compared to 346,600 employees at the end of the third quarter of 2023.
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
We currently expect to incur total costs of approximately $335 million in connection with the NextGen program, which started in the second quarter of 2023, with approximately $105 million of such costs anticipated in 2024. See "Executive Summary". In addition to the NextGen program, potential tax law and other regulatory changes, including possible U.S. corporate income tax reform and the Code on Social Security, 2020 in India, among other items, may impact our future results. We expect that the Code on Social Security, 2020, if enacted as currently written, could result in a material one-time increase to our post-employment liability for past service and would also modestly increase our costs for employment and post-employment benefits prospectively. In addition, in March 2024, India and Mauritius signed a Protocol to amend the India-Mauritius Income Tax Treaty. We are currently evaluating the potential impact of the amendment, which, depending on its final terms when entered into force, could increase our effective income tax rate, as CTS India is a subsidiary of our wholly-owned Mauritius entity.
During the three months ended September 30, 2024, we completed the acquisition of Belcan. See Note 3 to our unaudited consolidated financial statements. This acquisition is expected to have a modest near-term dilutive impact to operating margin, primarily due to transaction and integration-related expenses and amortization of acquired intangibles.

2 Adjusted Operating Margin is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	28	September 30, 2024 Form 10-Q

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2024	Revenues	2023	Revenues	$	%
Revenues	$5,044	100.0	$4,897	100.0	$147	3.0
Cost of revenues(a)	3,311	65.6	3,209	65.5	102	3.2
Selling, general and administrative expenses(a)	833	16.5	801	16.4	32	4.0
Restructuring charges	33	0.7	72	1.5	(39)	(54.2)
Depreciation and amortization expense	129	2.6	129	2.6	—	—
Income from operations	738	14.6	686	14.0	52	7.6
Other income (expense), net	10		27		(17)	(63.0)
Income before provision for income taxes	748	14.8	713	14.6	35	4.9
Provision for income taxes	(170)		(191)		21	(11.0)
Income (loss) from equity method investments	4		3		1	33.3
Net income	$582	11.5	$525	10.7	$57	10.9
Diluted EPS	$1.17		$1.04		$0.13	12.5

Other Financial Information[3]
Adjusted Income from Operations and Adjusted Operating Margin	$771	15.3	$758	15.5	$13	1.7
Adjusted Diluted EPS	$1.25		$1.16		$0.09	7.8

(a)Exclusive of depreciation and amortization expense.

Revenues
During the quarter ended September 30, 2024, revenues increased by $147 million as compared to the quarter ended September 30, 2023, representing growth of 3.0%, or 2.7% on a constant currency basis3. Our recently completed acquisitions contributed approximately 200 basis points to revenue growth.

3Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	29	September 30, 2024 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $5,044 million across our business segments and geographies were as follows for the three months ended September 30, 2024:

Q3 2024 as compared to Q3 2023	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
Financial Services	$11	0.7	0.5
Health Sciences	109	7.8	7.6
Products and Resources	58	5.0	4.6
CMT	(31)	(3.7)	(4.1)
Total revenues	$147	3.0	2.7

Q3 2024 as compared to Q3 2023	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
North America	$136	3.8	3.8
United Kingdom	(4)	(0.8)	(2.9)
Continental Europe	1	0.2	(0.8)
Europe - Total	(3)	(0.3)	(1.9)
Rest of World	14	4.3	4.2
Total revenues	$147	3.0	2.7

Change in revenues was driven by the following factors:4
•Reduced demand for discretionary work negatively impacted revenues across all segments. Clients in our Communications, Media and Technology, Products and Resources and Financial Services segments were particularly affected;
•Recently completed acquisitions contributed approximately 200 basis points of growth to the overall change in revenues, including approximately 750 basis points of growth to our Products and Resources segment (primarily in North America) and approximately 100 basis points of growth to our Communications, Media and Technology segment (primarily in North America);
•Health Sciences revenues in the North America were positively impacted by the ramp up of several recently won large deals and the resale of third-party products in connection with our integrated offerings strategy;
•Revenue growth in the Financial Services segment was positively impacted by growth among banking clients, while being negatively impacted by lower resales of third-party products in connection with our integrated offerings strategy in the current period; and
•Communications, Media and Technology revenues, in our North America and Europe regions, were negatively impacted by weakness from technology customers.

4 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	30	September 30, 2024 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$102M
é	0.1% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was primarily driven by increased compensation costs, primarily as a result of a merit increase cycle completed in the quarter, partially offset by foreign currency exchange rate movements.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The increase, as a percentage of revenues, was primarily attributed to the impact of recently completed acquisitions, driven by transaction and integration-related expenses, and increased compensation costs, primarily as a result of a merit increase cycle completed in the quarter, partially offset by net savings generated from our NextGen program.

é	$32M
é	0.1% as a % of revenues
¡	% of Revenues

Restructuring Charges
Restructuring charges consist of costs related to the NextGen program. Restructuring charges were $33 million, or 0.7% as a percentage of revenue, for the three months ended September 30, 2024, as compared to $72 million, or 1.5% as a percentage of revenue, for the three months ended September 30, 2023. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense, as well as depreciation and amortization expense as a percentage of revenues, remained flat during the third quarter of 2024 as compared to the third quarter of 2023. The decline of depreciation expense, which was driven by actions taken under our NextGen program, was offset by an increase in amortization expense driven by intangible assets related to our recently completed acquisitions.

Operating Margin and Adjusted Operating Margin[5] - Overall
Our GAAP and Adjusted Operating Margins5 for the quarter ended September 30, 2024, as compared to the quarter ended September 30, 2023 were positively impacted by net savings generated from our NextGen program and the beneficial impact of foreign currency exchange rate movements, while being negatively impacted by increased compensation costs, primarily as a result of a merit increase cycle completed in the quarter, and the dilutive impact of recently completed acquisitions, primarily driven by transaction and integration-related expenses and amortization of acquired intangibles. In addition, our GAAP operating margins for the quarters ended September 30, 2024 and 2023, were negatively impacted by the NextGen charges, as discussed in Note 4 to our unaudited consolidated financial statements, which were excluded from our Adjusted Operating Margin.
5 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	31	September 30, 2024 Form 10-Q

A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 24% of our global operating costs during the three months ended September 30, 2024. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee positively impacted our operating margin for the three months ended September 30, 2024 by 45 basis points as compared to the three months ended September 30, 2023.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 25 basis points during the three months ended September 30, 2024. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 18 basis points (excluding the impact of the hedges). The settlement of our cash flow hedges had a positive impact of 10 basis points on our operating margin during the three months ended September 30, 2024, compared to a negative impact of 10 basis points during the three months ended September 30, 2023.

Segment Operating Profit
Segment operating profit and operating margin percentage were as follows:

Segment operating profit	%	Segment operating margin
In the third quarter of 2024, segment operating margins across all our segments were positively impacted by savings generated from our NextGen program and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs, primarily as a result of a merit increase cycle. Segment operating profit in the Financial Services segment in the third quarter of 2023 was negatively impacted by resales of third-party products in connection with our integrated offerings strategy. Segment operating profit in the Health Sciences segment in the third quarter of 2024 was negatively impacted by resales of third-party products in connection with our integrated offerings strategy and by higher costs typical to the initial phases of several recently won large deals in this segment. Segment operating profit in the Products and Resources segment in the third quarter of 2024 was negatively impacted by the dilutive impact of the Belcan acquisition.
Total segment operating profit and operating margin were as follows for the three months ended September 30:

(Dollars in millions)	2024	% of Revenues	2023	% of Revenues	Increase/(Decrease)
Total segment operating profit	$1,091	21.6	$1,036	21.2	$55
Less: unallocated costs	353	7.0	350	7.2	3
Income from operations	$738	14.6	$686	14.0	$52

Cognizant Technology Solutions	32	September 30, 2024 Form 10-Q

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended September 30:

(in millions)	2024	2023	Increase/ Decrease
Foreign currency exchange (losses)	$(22)	$(23)	$1
Gains on foreign exchange forward contracts not designated as hedging instruments	14	23	(9)
Foreign currency exchange gains (losses), net	(8)	—	(8)
Interest income	31	32	(1)
Interest expense	(14)	(11)	(3)
Other, net	1	6	(5)
Total other income (expense), net	$10	$27	$(17)
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of September 30, 2024, the notional value of our undesignated hedges was $1,026 million. Interest income for the three months ended September 30, 2024 decreased $1 million as compared to the same period in 2023. While our invested balances during the three months ended September 30, 2024 were lower as compared to the three months ended September 30, 2023, due to the required payment related to the ITD dispute in January 2024 (see Note 8 to our unaudited consolidated financial statements) and the Belcan acquisition in August 2024, we benefited from higher interest rates compared to the three months ended September 30, 2023.

Provision for Income Taxes

ê	$21M

¡ Effective Income Tax Rate ê 4.1%

The effective income tax rate for the three months ended September 30, 2024, reflects the benefit of the recognition of a $40 million deferred tax asset related to foreign tax credits.

Net Income
The increase in net income was primarily driven by an increase in income from operations and a lower effective tax rate.

é	$57M

¡ é 0.8% of Revenues

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

Cognizant Technology Solutions	33	September 30, 2024 Form 10-Q

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

	2024	% of Revenues	2023	% of Revenues
GAAP income from operations and operating margin	$738	14.6	$686	14.0
NextGen charges(1)	33	0.7	72	1.5
Adjusted Income from Operations and Adjusted Operating Margin	$771	15.3	$758	15.5

GAAP diluted EPS	$1.17		$1.04
Effect of NextGen charges, pre-tax	0.07		0.14
Non-operating foreign currency exchange (gains) losses, pre-tax (2)	0.02		—
Tax effect of above adjustments(3)	(0.01)		(0.02)
Adjusted Diluted EPS	$1.25		$1.16

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
(3)Presented below are the tax impacts of our non-GAAP adjustments to pre-tax income:

	Three Months Ended September 30,
(in millions)	2024	2023
Non-GAAP income tax benefit (expense) related to:
NextGen charges	$8	$18
Foreign currency exchange gains and losses	(3)	(7)
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

Cognizant Technology Solutions	34	September 30, 2024 Form 10-Q

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2024	Revenues	2023	Revenues	$	%
Revenues	$14,654	100.0	$14,595	100.0	$59	0.4
Cost of revenues(a)	9,661	65.9	9,583	65.7	78	0.8
Selling, general and administrative expenses(a)	2,379	16.2	2,466	16.9	(87)	(3.5)
Restructuring charges	85	0.6	189	1.3	(104)	(55.0)
Depreciation and amortization expense	388	2.6	392	2.7	(4)	(1.0)
Income from operations	2,141	14.6	1,965	13.5	176	9.0
Other income (expense), net	57		73		(16)	(21.9)
Income before provision for income taxes	2,198	15.0	2,038	14.0	160	7.9
Provision for income taxes	(514)		(473)		(41)	8.7
Income (loss) from equity method investments	10		3		7	233.3
Net income	$1,694	11.6	$1,568	10.7	$126	8.0
Diluted EPS	$3.41		$3.09		$0.32	10.4
Other Financial Information[6]
Adjusted Income From Operations and Adjusted Operating Margin	$2,226	15.2	$2,154	14.8	$72	3.3
Adjusted Diluted EPS	$3.55		$3.37		$0.18	5.3

(a)Exclusive of depreciation and amortization expense.

Revenues
During the nine months ended September 30, 2024, revenues increased by $59 million as compared to the nine months ended September 30, 2023, representing growth of 0.4%, or 0.3% on a constant currency basis6. Our recently completed acquisitions contributed approximately 100 basis points to revenue growth.

6 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant Technology Solutions	35	September 30, 2024 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $14,654 million across our business segments and geographies were as follows for the nine months ended September 30, 2024:

YTD 2024 as compared to YTD 2023	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[7]
Financial Services	$(96)	(2.2)	(2.3)
Health Sciences	113	2.6	2.6
Products and Resources	22	0.6	0.5
CMT	20	0.8	0.6
Total revenues	$59	0.4	0.3

YTD 2024 as compared to YTD 2023	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[7]
North America	$143	1.3	1.4
United Kingdom	(55)	(3.8)	(5.7)
Continental Europe	(1)	(0.1)	(0.7)
Europe - Total	(56)	(1.9)	(3.2)
Rest of World	(28)	(2.8)	(1.2)
Total revenues	$59	0.4	0.3

Change in revenues was driven by the following factors:7
•Reduced demand for discretionary work negatively impacted revenues across all segments. Clients in our Financial Services and Products and Resources segments were particularly affected;
•Recently completed acquisitions contributed approximately 100 basis points to the overall revenue growth, including approximately 300 basis points of growth to our Products and Resources segment (primarily in North America) and approximately 150 basis points of growth to our Communications, Media and Technology segment (primarily in North America and Continental Europe);
•The resale of third-party products, primarily in the Health Sciences segment in North America, in connection with our integrated offerings strategy, contributed approximately 100 basis points of growth to the overall change in revenue;
•North America revenues in the Communications, Media and Technology and Health Sciences segments were positively impacted by the ramp up of several recently won large deals;
•Health Sciences revenues were negatively impacted by the renegotiation of a large contract with a payer client in 2023 in our North America region, which reduced the scope of services but improved the profitability of the contract;
•Revenue decline in our United Kingdom region was primarily driven by weakness in the Financial Services and Communications, Media and Technology segments; and
•Revenue decline in our Rest of World region was primarily driven by weakness in the Products and Resources and Financial Services segments.

7 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	36	September 30, 2024 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$78M
é	0.2% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was due to higher compensation costs, primarily as a result of a merit increase cycle, and the impact of the resale of third-party products in connection with our integrated offerings strategy, partially offset by the beneficial impact of foreign currency exchange rate movements.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily driven by the net savings generated from our NextGen program, partially offset by the impact of recently completed acquisitions, primarily driven by transaction and integration related expenses.

ê	$87M
ê	0.7% as a % of revenues
¡	% of Revenues

Restructuring Charges
Restructuring charges consist of costs related to the NextGen program. Restructuring charges were $85 million, or 0.6% as a percentage of revenue, for the nine months ended September 30, 2024, as compared to $189 million, or 1.3% as a percentage of revenue, for the nine months ended September 30, 2023. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased by 1.0%, and decreased by 0.1% as a percentage of revenues, during the nine months ended September 30, 2024 as compared to the 2023 period. The decline of depreciation expense, which was driven by actions taken under our NextGen program, was partially offset by an increase in amortization expense driven by an increase in intangible assets related to our recently completed acquisitions.

Operating Margin and Adjusted Operating Margin[8]- Overall

The increase in our 2024 GAAP operating margin and Adjusted Operating Margin8 was primarily driven by net savings generated from our NextGen program and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs, primarily as a result of a merit increase cycle, and the impact of the resale of third-party products in connection with our integrated offerings strategy. In addition, our 2023 and 2024 GAAP operating margins were negatively impacted by the NextGen charges, as discussed in Note 4 to our unaudited consolidated financial statements, which were excluded from our Adjusted Operating Margin.
8 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	37	September 30, 2024 Form 10-Q

Net of the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee positively impacted our operating margin for the nine months ended September 30, 2024 by 43 basis points as compared to the nine months ended September 30, 2023. Excluding the impact of such hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 22 basis points for the nine months ended September 30, 2024. The settlement of our cash flow hedges had a positive impact of 6 basis points on our operating margin during the nine months ended September 30, 2024, compared to a negative impact of 15 basis points during the 2023 period.

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
Total segment operating profit and margin were as follows for the nine months ended September 30:

(Dollars in millions)	2024	% of Revenues	2023	% of Revenues	Increase/(Decrease)
Total segment operating profit	$3,034	20.7	$3,054	20.9	$(20)
Less: unallocated costs	893	6.1	1,089	7.4	(196)
Income from operations	$2,141	14.6	$1,965	13.5	$176
Unallocated costs decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, driven by lower corporate expenses as well as lower NextGen charges of $85 million for the nine months ended September 30, 2024 as compared to $189 million for the nine months ended September 30, 2023 (see Note 4 to our unaudited consolidated financial statements).

Cognizant Technology Solutions	38	September 30, 2024 Form 10-Q

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the nine months ended September 30:

(in millions)	2024	2023	Increase/ Decrease
Foreign currency exchange (losses) gains	$(43)	$4	$(47)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	42	(1)	43
Foreign currency exchange gains (losses), net	(1)	3	(4)
Interest income	91	92	(1)
Interest expense	(35)	(30)	(5)
Other, net	2	8	(6)
Total other income (expense), net	$57	$73	$(16)
The foreign currency exchange gains and losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. Interest income for the nine months ended September 30, 2024 decreased by $1 million as compared to the same period in 2023. While our invested balances decreased during the nine months ended September 30, 2024, primarily due to the required payment related to the ITD dispute in January 2024 (see Note 8 to our unaudited consolidated financial statements), we benefited from higher interest rates compared to the nine months ended September 30, 2023.

Provision for Income Taxes

é	$41M

¡ Effective Income Tax Rate é 0.2%

The effective income tax rate in both periods reflects the benefits of discrete items related to U.S. state income taxes. The effective tax rate in 2024 additionally benefited from the recognition of a $40 million deferred tax asset related to foreign tax credits. The effective income tax rate in 2023 additionally benefited from the effective settlement of the IRS examination for tax years 2017 and 2018.
In December 2021, the OECD adopted model rules for a global framework to impose a 15% global minimum tax referred to as Pillar Two with an effective date of January 1, 2024. Although management continues to monitor additional guidance from the OECD and countries’ implementation of Pillar Two, based on current guidance, there was no material impact for the nine months ended September 30, 2024 and we believe that our net income, cash flows, or financial condition will not be materially impacted in the future by Pillar Two.

Net Income
The increase in net income was driven by an increase in income from operations.

é	$126M

¡ é 0.9% of Revenues

Cognizant Technology Solutions	39	September 30, 2024 Form 10-Q

Non-GAAP Financial Measures
See “Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023 – Non-GAAP Financial Measures” above for additional information about our use of non-GAAP financial measures.
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

(Dollars in millions, except per share amounts)	2024	% of Revenues	2023	% of Revenues
GAAP income from operations and operating margin	$2,141	14.6	$1,965	13.5
NextGen charges (1)	85	0.6	189	1.3
Adjusted Income from Operations and Adjusted Operating Margin	$2,226	15.2	$2,154	14.8

GAAP diluted EPS	$3.41		$3.09
Effect of NextGen charges, pre-tax	0.17		0.37
Non-operating foreign currency exchange (gains) losses, pre-tax (2)	—		(0.01)
Tax effect of above adjustments (3)	(0.03)		(0.08)
Adjusted Diluted EPS	$3.55		$3.37

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
(3)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

(in millions)	Nine Months Ended September 30,
	2024	2023
Non-GAAP income tax benefit (expense) related to:
NextGen charges	$21	$49
Foreign currency exchange gains and losses	(3)	(2)
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

Liquidity and Capital Resources
Our cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $2,025 million. During the third quarter of 2024, we borrowed $600 million under our revolving credit facility, to partially fund the acquisition of Belcan, bringing the available capacity under our credit facility to approximately $1.3 billion.

The following table provides a summary of cash flows for the nine months ended September 30:

(in millions)	2024	2023	Increase / Decrease
Net cash provided by (used in):
Operating activities	$1,204	$1,593	$(389)
Investing activities	(1,567)	(499)	(1,068)
Financing activities	(313)	(1,154)	841

Cognizant Technology Solutions	40	September 30, 2024 Form 10-Q

Operating activities
The decrease in cash provided by operating activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily driven by the $360 million payment made in relation to our dispute with the ITD in January 2024 (see Note 8 to our unaudited consolidated financial statements).
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 81 days as of September 30, 2024, an increase of 4 days from 77 days as of December 31, 2023. Our DSO was 77 days as of September 30, 2023, an increase of 3 days from 74 days as of December 31, 2022.
Investing activities
The increase in cash used in investing activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily driven by higher payments for business combinations, partially offset by higher net maturities of investments in 2024 as compared to 2023.
Financing activities
The decrease in cash used in financing activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily driven by our borrowing under the revolving credit facility to finance the Belcan acquisition in the third quarter of 2024 and lower repurchases of common stock.
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. As of September 30, 2024, we had $600 million outstanding under the revolving credit facility, consisting of a Term Benchmark loan with a maturity of October 2027 and an Interest Period (as defined in the Credit Agreement) of one month. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of September 30, 2024 and through the date of this filing. See Note 7 to our unaudited consolidated financial statements.

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

Cognizant Technology Solutions	41	September 30, 2024 Form 10-Q

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
During the three months ended September 30, 2024, we borrowed $600 million under our revolving credit facility. The borrowing did not have a material impact on our exposure to market risk from changes in interest rates. Aside from the borrowing, there have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 14, 2024.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	42	September 30, 2024 Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 12 to our unaudited consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 14, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
Our stock repurchase program allows for the repurchase of up to $11.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining balance of $1,377 million as of September 30, 2024. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and depend upon market conditions and other factors.
During the three months ended September 30, 2024, we repurchased $228 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2024 - July 31, 2024	1,244,604	$70.30	1,244,604	$1,517
August 1, 2024 - August 31, 2024	1,087,827	75.19	1,087,827	1,436
September 1, 2024 - September 30, 2024	763,262	76.26	763,262	1,377
Total	3,095,693	$73.49	3,095,693
The aggregate purchase price and weighted average price per share does not include the excise tax on net stock repurchases incurred as part of the recently enacted Inflation Reduction Act. The excise tax was immaterial for the three months ended September 30, 2024.
During the three months ended September 30, 2024, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended September 30, 2024, such repurchases totaled 0.2 million shares at an aggregate cost of $15 million.

Item 5. Other Information
(c) Trading Plans
No director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K) during the three months ended September 30, 2024, except as follows:

Name	Title	Action	Date of adoption/termination	Scheduled expiration date[1]	Aggregate number of securities to be purchased/sold
John Kim	Executive Vice President, Chief Legal Officer, Chief Administrative Officer and Corporate Secretary	Adoption	September 3, 2024	December 4, 2025	Sale of up to 20,000 shares of common stock
Jatin Dalal	Chief Financial Officer	Adoption	September 6, 2024	December 22, 2024	Sale of up to 5,000 shares of common stock
(1) The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
Each of the trading arrangements listed in the above table is intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Cognizant Technology Solutions	43	September 30, 2024 Form 10-Q

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated June 5, 2024, among Propulsion Holdings, LLC, Cognizant Domestic Holdings Corporation, Eagle Acquisition Sub, LLC, and Propulsion Intermediate, LP	8-K	000-24429	2.1	6/10/2024
3.1	Amended and Restated Certificate of Incorporation, dated June 4, 2024	8-K	000-24429	3.1	6/7/2024
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
10.1	Description of Reimbursement Arrangement with Jatin Dalal					Filed
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	44	September 30, 2024 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	October 30, 2024	By:	/s/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2024	By:	/s/ JATIN DALAL
Jatin Dalal,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	45	September 30, 2024 Form 10-Q