Form 10-K
period 2024-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2025-02-12
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No
The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2024, based on $68.00 per share, the last reported sale price on the Nasdaq Global Select Market of the Nasdaq Stock Market LLC on that date, was $33.7 billion.
The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 7, 2025 was 494,615,514 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act
2009 Incentive Plan	Cognizant Technology Solutions Corporation Amended and Restated 2009 Incentive Compensation Plan
2017 Incentive Plan	Cognizant Technology Solutions Corporation 2017 Incentive Award Plan
2023 Incentive Plan	Cognizant Technology Solutions Corporation 2023 Incentive Award Plan
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial Intelligence
APA	Advance Pricing Agreement
ASC	Accounting Standards Codification
CC	Constant Currency
CE	Continental Europe
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIO	Chief Information Officer
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
CODM	Chief Operating Decision Maker
CPI	Consumer Price Index
Credit Agreement	Credit agreement with a commercial bank syndicate dated April 18, 2024, as amended
CSO	Chief Security Officer
CTS India	Our principal operating subsidiary in India
DevOps	Agile relationship between development and IT operations
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings Per Share
ESG	Environmental, social and corporate governance
EU	European Union
EU AI Act	European Union Artificial Intelligence Act
EVP	Executive Vice President
Exchange Act	Securities Exchange Act of 1934, as amended
FCPA	Foreign Corrupt Practices Act
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
GCCs	Global Capability Centers
GenAI	Generative Artificial Intelligence
High Court	Madras, India High Court
HR	Human Resources
HS	Health Sciences
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IP	Intellectual property
IoT	Internet of Things
IRS	Internal Revenue Service
ISO/IEC 27001	An international standard for information security management

Cognizant	1	December 31, 2024 Form 10-K

Defined Term	Definition
IT	Information Technology
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
NA	North America
Nasscom	National Association of Software and Services Companies
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NIST	National Institute of Standards and Technology
OECD	Organization for Economic Cooperation and Development
PSU	Performance Stock Units
Purchase Plan	Cognizant Technology Solutions Corporation 2004 Employee Stock Purchase Plan, as amended
P&R	Products and Resources
Recently completed acquisitions	Acquisitions that were completed in the 12 months preceding the beginning of the reporting period (in order to identify the impact of such acquisitions for the first twelve months of ownership)
ROU	Right of Use
RoW	Rest of World
RSU	Restricted Stock Units
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
SVP	Senior Vice President
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan under the Credit Agreement
TISAX	Trusted Information Security Assessment Exchange
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-CDCA	United States District Court for the Central District of California
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York
Voluntary Attrition - Tech Services	Attrition metric that includes all voluntary separations with the exception of employees in our Intuitive Operations and Automation practice

Cognizant	2	December 31, 2024 Form 10-K

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues, operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the competitive marketplace for talent and future attrition trends, anticipated effective income tax rate and income tax expense, liquidity, financing strategy, access to capital, capital return strategy, investment strategies, cost management, plans and objectives, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of and costs associated with regulatory and litigation matters, the appropriateness of the accrual related to the India Defined Contribution Obligation, matters related to the Belcan acquisition and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
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
•our ability to attract, train and retain skilled employees, including highly skilled technical personnel and personnel with experience in key AI and digital areas and senior management to lead our business globally, at an acceptable cost;
•unexpected terminations of client contracts on short notice or reduced spending by clients;
•our ability to meet specified service levels or milestones required by certain of our contracts;
•our ability to achieve our profitability goals and maintain our capital return strategy;
•challenges related to growing our business organically as well as inorganically through acquisitions, and our ability to achieve our targeted growth rates;
•risks related to our NextGen program and the ultimate benefits of such program;
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
•our ability to meet ESG expectations and ambitions;
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

Cognizant	3	December 31, 2024 Form 10-K

•potential changes in tax laws, or in their interpretation or enforcement, failure by us to adapt our corporate structure and intercompany arrangements, or adverse outcomes of tax audits, investigations or proceedings;
•potential exposure to litigation and legal claims in the conduct of our business;
•risks related to infringement upon the IP rights of others or having our IP rights infringed upon; and
•the factors set forth in "Part 1, Item 1A. Risk Factors” in this report.
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

Cognizant	4	December 31, 2024 Form 10-K

PART I
Item 1. Business
Overview
Cognizant is one of the world’s leading professional services companies, engineering modern businesses and delivering strategic outcomes for our clients. We help clients modernize technology, reimagine processes and transform experiences so they can stay ahead in today's fast-changing world, where AI is beginning to reshape organizations in every field. We provide industry expertise and close client collaboration, combining critical perspective with a flexible engagement style. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers. Our collaborative services include digital services and solutions, consulting, application development, systems integration, quality engineering and assurance, engineering research and development, application maintenance, infrastructure and security as well as business process services and automation. Digital, AI-enhanced services continue to be an important part of our portfolio, aligning with our clients' focus on becoming data-enabled, customer-centric and differentiated businesses.
Our purpose, vision and values are central to Cognizant's strategic approach. We have evolved our values to prioritize those that support our vision and enhance our ability to innovate and co-create with our clients.
In order to achieve this vision and support our clients, we are focusing on accelerating growth, becoming an employer of choice and simplifying our operations through modernization and an AI-enabled IT roadmap. In executing our strategy, we seek to drive organic growth through investments in our digital and AI capabilities across industries and geographies, including the extensive training and reskilling of our technical teams and the expansion of our local workforces in the United States and other markets around the world. Additionally, we pursue select strategic acquisitions to expand our talent, experience and capabilities in key technologies or in particular geographies or industries. In 2024, we acquired Belcan, a leading global supplier of engineering research & development services for the commercial aerospace, defense, space, marine and industrial verticals, and Thirdera, an Elite ServiceNow Partner specializing in advisory, implementation and optimization solutions related to the ServiceNow platform. See Note 3 to our consolidated financial statements for additional information.
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

Cognizant	5	December 31, 2024 Form 10-K

Reportable Business Segments
In 2024, we went to market across seven industry-based operating segments, which are aggregated into four reportable business segments:
•Health Sciences (HS) - This reportable business segment is comprised of a single operating segment of the same name.
•Financial Services (FS)
◦Banking
◦Insurance
•Products and Resources (P&R)
◦Retail and Consumer Goods
◦Manufacturing, Logistics, Energy and Utilities
◦Travel and Hospitality
•Communications, Media and Technology (CMT) - This reportable business segment is comprised of a single operating segment of the same name.
Beginning in 2025, we go to market across four industry-based operating segments, which will match our four reportable business segments - (i) Health Sciences (ii) Financial Services (iii) Products and Resources and (iv) Communications, Media and Technology. These changes reflect how the operating segments will be managed and reported to the CODM but will not affect the reportable segments' financial results.
Our clients seek to partner with service providers that have a deep understanding of their businesses, industry initiatives, customers, markets and cultures and the ability to create solutions tailored to meet their individual business needs. Across industries, our clients are confronted with the risk of being disrupted by nimble, digital-native competitors. Our clients increasingly feel the need to transform and are therefore redirecting their focus and investment to new operating models and embracing DevOps, AI and other key technologies that enable quick adjustments to shifts in their markets. We believe that our deep knowledge of our clients’ businesses and the industries we serve has been central to our growth and high client satisfaction, and we continue to develop and deploy our client-centric culture, innovating together to produce transformative outcomes.
Our HS segment consists of healthcare providers and payers, and life sciences companies, including pharmaceutical, biotech and medical device companies. Demand in this segment is driven by emerging industry trends, including the shift towards consumerism, outcome-based care, digital health and delivering seamless, patient-centered experiences. These trends result in increased demand for services that drive operational improvements in areas such as clinical development, pharmacovigilance and manufacturing, as well as claims processing, enrollment, membership and revenue cycle management. Demand is also created by the adoption and integration of digital technologies such as AI and predictive data analytics to improve clinical trial designs, data security, patient engagement and care outcomes.
Our FS segment includes banking, capital markets, payments and insurance companies. Demand in this segment is driven by our clients’ need to modernize legacy infrastructure and adopt digital technologies to serve their customers while complying with significant regulatory requirements and adapting to market changes. These technologies enable enhanced customer experience, through automation, analytics and AI-driven value creation in areas such as digital lending, hyper-personalized banking, fraud detection, underwriting and next-generation payments. Clients are also increasingly leveraging technology services partners as end-to-end orchestrators uniting hyperscalers, independent software vendors, fintech players, data providers, and enterprise and business process management platforms to deliver integrated solutions at scale and speed.
Our P&R segment includes manufacturers, automakers, retailers, consumer goods companies, and travel and hospitality companies, as well as businesses providing logistics, energy and utility services. Demand in this segment is driven by our clients’ focus on improving the efficiency and sustainability of their operations; the enablement and integration of mobile platforms to support sales and customer experience enhancement initiatives; the generational shift from mechanical to software-defined, experience-driven vehicles; grid modernization to support a consumer-driven energy landscape that enables cleaner, more efficient energy use; and their adoption and integration of digital technologies, such as intelligent systems to manage supply chains and enhance overall customer experiences, and IoT to generate data and insights for factories, fleets, products and real estate companies.
Our CMT segment includes global communications, media and entertainment, education, information services and technology companies. Demand in this segment is driven by our clients’ need for services related to digital content, business

Cognizant	6	December 31, 2024 Form 10-K

process automation, AI adoption, operational efficiency, unified user experiences and the generation of new revenue streams. In response to this demand, our focus areas include network monetization, media supply chain transformation, product engineering, AI integration, verticalization, data modernization and customer experience design.
For the year ended December 31, 2024, the distribution of our revenues across our four reportable business segments was as follows:
The services we provide are distributed among a number of clients in each of our reportable business segments. The volume of work performed for specific clients may vary significantly from year to year. A loss of a significant client or a few significant clients in a particular segment could materially reduce revenues for that segment. The services we provide to our larger clients are often critical to their operations and termination of our services would typically require an extended transition period with gradually declining revenues.
See Note 2 to our consolidated financial statements for additional information related to disaggregation of revenues by client location, service line and contract-type for each of our reportable business segments.

Services and Solutions
Our services include AI and other technology services and solutions, consulting, application development, systems integration, quality engineering and assurance, application maintenance, infrastructure and security as well as business process services and automation. Additionally, we develop, license, implement and support proprietary and third-party software products and platforms. Central to our strategy to align with our clients’ need for continuous transformation is our sustained investment in new technologies, including new forms of AI, cloud, data modernization, automation, digital engineering and IoT. These capabilities enable clients to put AI at the core of their operations, improve the experiences they offer to their customers, tap into new revenue streams, automate operations, defend against digital- and AI-native competitors and reduce costs.
In most cases, our clients operate in hybrid technology environments, running critical new digital initiatives alongside essential legacy systems. In the AI era, our clients have an accelerated need to modernize their businesses, which has intensified demand for next-gen capabilities in AI, automation, digital commerce and secure distributed work. We believe our deep understanding of our clients' established systems and their digital ambitions provides us with a unique advantage as we work with them to architect solutions that are both transformative and practical.
Our services and solutions are organized into six integrated practices, which help us deliver these capabilities in ways that align with each client’s specific transformation journey. These practices are Core Technologies and Insights, Enterprise Platform Services, Industry Solutions, Intuitive Operations and Automation, Software and Platform Engineering, and Cognizant Moment, our new digital experience practice. Our consulting professionals have deep industry-specific expertise and work closely across our practices to create intuitive operating models that leverage a wide range of technologies across our clients’ enterprises to deliver higher levels of efficiency, new value for their customers and business outcomes that align to their industries.

Cognizant	7	December 31, 2024 Form 10-K

Core Technologies and Insights
Our Core Technologies and Insights practice helps clients build agile and relevant organizations that apply the power of AI, cloud, data and IoT to help them perform better and innovate faster. Our clients can harness data securely in cloud-first architectures, enabling them to become highly resilient enterprises that are capable of quickly adapting to market dynamics. Areas of focus within this practice are:
•AI and analytics, which helps clients identify and adopt the best AI use cases for their enterprise and formulate actionable insights from unstructured data to drive a greater understanding of their customers and operations;
•Cloud, infrastructure and security, which helps simplify, modernize and safeguard IT environments, creating a solid foundation for AI innovation; and
•IoT, which enables the convergence of the physical and the digital in smart products.
Enterprise Platform Services
Our Enterprise Platform Services practice helps our clients transform multiple front- and back-office business processes, implementing enterprise-wide platforms that enable customer experience, customer relationship management, human capital management, supply chain management, enterprise resource planning and financial processes. Our services decrease time to market, drive efficiencies and deliver impactful experiences. Our clients can better share information, simplify IT processes, automate workflow and improve flexibility. This practice focuses on application services, which help enterprises engage their partner ecosystems more productively, and run their operations and financial organizations more efficiently while enabling improved employee and customer experiences. We work closely with partners including Adobe, Amazon Web Services, Cisco, Google, Microsoft, Oracle, Pegasystems, Salesforce, SAP, ServiceNow, Workday and many others.
Industry Solutions
Our Industry Solutions practice was established in 2023 as part of Cognizant’s strategy to build differentiation at the industry level. The practice integrates industry technologists and thought leaders specialized in vertical micro-segments. These teams work with specialized partners to develop industry-specific products and services that enable clients to improve productivity, increase operational excellence and accelerate innovation.
Intuitive Operations and Automation
Our Intuitive Operations and Automation practice helps clients build and run modern operations through two main vehicles: AI-led automation, which includes advisory and process and IT automation solutions designed to simplify and accelerate automation adoption, and business process outsourcing services, which help deliver business outcomes including revenue growth, increased customer and employee satisfaction and cost savings. Our automation advisory, implementation and managed services experts partner with clients to transform end-to-end processes, design and manage the next-generation human and digital workforce, enable seamless experiences and achieve multi-fold productivity increases. Our technology-driven business process outsourcing services help clients transform and run functions and industry-specific processes such as finance and accounting, omni-channel customer care, loan origination, annotation services, location-based services and medical data management.
Software and Platform Engineering
Our Software and Platform Engineering practice helps clients develop modern enterprises through digital software engineering products, services and solutions that support optimization and modernization of their IT estates and deliver new value for their customers. This practice manages delivery platforms that enable enterprise transformation at scale and accelerate the wide use of generative AI in the enterprise. Our clients can leverage data, technologies and our digital engineering, design and product development capabilities to build world-class experiences, and a responsive, agile and intuitive framework for continuous innovation. Areas of focus are:
•Digital engineering, which delivers modern business software;
•Application development and management, which improves or reimagines applications; and
•Quality engineering and assurance, which helps clients build and run the highest quality software.

Cognizant	8	December 31, 2024 Form 10-K

Digital Experience Services (Cognizant Moment)
Established in 2024, Cognizant Moment is our digital experience practice, designed to help clients leverage the power of AI to reimagine customer experiences and engineer innovative strategies aimed at driving growth. Cognizant Moment delivers intelligent ecosystem orchestration, connecting experiences as well as their underlying data, technology and operations across the entire enterprise. This approach enables clients to leverage generative AI's content generation capabilities alongside human ingenuity to innovate and differentiate by informing and automating processes, and creating dynamic, hyper-personalized experiences for their customers.
Global Delivery Model
We operate in an integrated global delivery model, with delivery centers worldwide to provide our full range of services to our clients. Our model leverages methodologies, tools, AI and other enablers to optimize delivery by enhancing people's capabilities through technology. We continue to modernize our delivery operations through lean processes, increased automation and integrated, AI-infused systems. Our employees are deployed at client sites, local or in-country delivery centers, regional delivery centers and offshore delivery centers, as required to best serve our clients. Our extensive facilities, technology and communications infrastructure are designed to enable the effective collaboration of our global workforce across locations and geographies.
Competition
The markets for our services are highly competitive, characterized by a large number of participants and subject to rapid change. Competitors may include systems integration firms, contract programming companies, application software companies, cloud computing service providers, traditional consulting firms, professional services groups of computer equipment companies, infrastructure management companies, outsourcing companies, boutique digital companies and clients' in-house technology resources, such as GCCs. Our direct competitors include, among others, Accenture, Atos, Capgemini, CGI, Deloitte Digital, DXC Technology, EPAM Systems, Genpact, HCL Technologies, IBM Consulting, Infosys Technologies, Tata Consultancy Services and Wipro. In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate. For additional information, see Part I, Item 1A. Risk Factors.
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
•our global delivery model;
•financial stability and good corporate governance;
•continued focus on responsiveness to client needs, quality of services and competitive prices; and
•project management capabilities and technical expertise.
Intellectual Property, Certain Trademarks, Trade Names and Service Marks
We provide value to our clients based, in part, on our proprietary innovations, methodologies, software, reusable knowledge capital and other IP assets. We recognize the importance of IP and its ability to differentiate us from our competitors. Accordingly, we have made investments in protecting our IP, including areas directed at AI-related technologies. We seek IP protection for many of our innovations and rely on a combination of patent, copyright and trade secret laws, confidentiality procedures and contractual provisions to protect our IP. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, and domain names to protect our brands, including our Cognizant brand, which is one of our most valuable assets. We own or are licensed under a number of patents, trademarks and copyrights of varying duration, relating to our products and services. We also have policies requiring our employees to respect the IP rights of others. While our proprietary IP rights are important to our success, we believe our business as a whole is not materially dependent on any particular IP right or any particular group of patents, trademarks, copyrights or licenses, other than our Cognizant brand.

Cognizant	9	December 31, 2024 Form 10-K

Cognizant® and other trademarks appearing in this report are registered trademarks or trademarks of Cognizant and its affiliates in the United States and other countries. This Annual Report on Form 10-K also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.
Our People and Culture
Cognizant is a people-centric company, with a distinct culture that is highly collaborative, innovative and supportive. We aim to be the employer of choice in our industry and for our people to feel motivated, engaged, included and empowered to do their best work through meaningful careers.
We had approximately 336,800 employees at the end of 2024, with 241,500 in India, 42,800 in North America, 15,700 in Continental Europe, 8,200 in the United Kingdom and 28,600 in various other locations throughout the rest of the world. As of December 31, 2024, women represented approximately 38% of our workforce.
We utilize subcontractors to provide additional capacity and flexibility in meeting client demand, though the number of subcontractors has historically been immaterial relative to our employee headcount. We are not party to any significant collective bargaining agreements. Globally, we balance the portion of our employees that rely on visas with consideration of the needs of our business to fulfill client demand and the risks to our business, including the costs associated with and ability to staff employees on visas to work in-country. For additional information, see Part I, Item 1A. Risk Factors.
•Culture and experience: Our vibrant culture is a key differentiator. We work intentionally to create a global community that is high energy, collaborative, inclusive and innovative.
–Our people are guided by our core values, which we refreshed in 2024 based on input from employees and others: work as one, raise the bar, dare to innovate, do the right thing and own it.
–Employees are encouraged to embrace a spirit of innovation and entrepreneurship: our grassroots Bluebolt program enables any employee to submit ideas for implementation with clients or internally.
–Our global affinity groups available to all employees, learning courses on leadership, and leader guides to create thriving teams help to ensure our people feel respected and comfortable bringing their unique talents to shape stronger outcomes for clients.
–Our employees are passionate about volunteerism: in 2024, over 47,000 employees gave their time and talents to causes such as community skilling and education.
•Employee engagement and retention: We prioritize listening to our people and enhancing the employee experience to ensure our employees feel heard, valued and supported in their roles.
–We conduct an annual engagement survey to collect employee feedback. After each survey, we report and act upon results, and people managers build action plans for improvement.
–We regularly assess retention. For the years ended December 31, 2024 and 2023, our Voluntary Attrition - Tech Services was 15.9% and 13.8%, respectively.
–We’re recognized as a top employer by leading organizations based on the experiences and real feedback of our people. In 2024, this included: Great Place to Work® Certification™ in 20 countries representing approximately 85% of our population, America's Greatest Workplaces from Newsweek, The American Opportunity Index 2024 Employer of Choice, Forbes World's Best Employers, Work Wellbeing 100, Time’s World's Best Companies 2024, LinkedIn Top Companies in India, among others.
•Continuous upskilling: Learning is at the core of our business. From pre-employment to experienced practitioners, our award-winning learning ecosystem enables all levels of our workforce to stay on the leading edge of technology and acquire new skills that power their career growth.
–In 2024, more than 277,000 employees acquired at least one skill through our learning ecosystem.
–In addition to digital skills, we prioritize generative AI skill building – more than 168,000 associates, including 1,700 leaders, have taken generative AI trainings in 2024, including through Cognizant’s Synapse program.

Cognizant	10	December 31, 2024 Form 10-K

–We provide a learning marketplace and tailored learning journeys to employees based on market trends, current skills and employee interests.
•Career and talent development: We seek to enable our people to build unique and varied careers with Cognizant, and to empower them to shape their paths.
–We encourage regular role movement and career growth and progression through an internal job move program, a talent marketplace and promotions.
–As part of our talent review and performance processes, managers and employees have regular career developmental conversations.
–We build our leadership pipeline and capability at all levels through leadership development initiatives, assessments based on our leadership competencies, multi-stakeholder feedback, coaching, accelerated programs, partnerships with leading universities and more. Our training programs for leaders aim to enhance skills that support an inclusive environment.
•Total rewards: Cognizant’s total rewards are designed to reward employees through compensation, benefits, and recognition programs and support their physical, mental and financial wellbeing both inside and outside of work.
–Our comprehensive portfolio includes compensation programs, healthcare benefits, risk protection coverage, overall wellbeing and family care, tax savings programs, income protection, retirement and financial planning resources, time off programs, recognition and more.
–We promote awareness and ensure access to mental health support through on-demand mental health training, wellbeing events, and free counseling sessions via our Employee Assistance Program, among other initiatives. Additionally, Cognizant’s mental health ally network has hundreds of trained and certified employees who provide peer-to-peer support.
–Cognizant’s recognition program includes an internal social platform that celebrates service milestones and enables leader-initiated and peer-to-peer awards for both non-monetary and monetary appreciation. We also support creating a culture of recognition through manager guides, engagement toolkits, funds for team celebrations and more.
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

Information About Our Executive Officers
The following table identifies our current executive officers:

Name	Age	Capacities in Which Served
Ravi Kumar S	53	Chief Executive Officer
Jatin Dalal	50	Chief Financial Officer
Balu Ganesh Ayyar	63	EVP and President, Intuitive Operations and Automation and Industry Solutions
Kathryn Diaz	55	EVP, Chief People Officer
Surya Gummadi	48	EVP and President, Americas
John Kim	57	EVP, Chief Legal Officer, Chief Administrative Officer and Corporate Secretary
Robert Telesmanic	58	SVP, Controller and Chief Accounting Officer
Rajesh Varrier	55	EVP, Global Head of Operations, and Chairman and Managing Director, Cognizant India

Cognizant	11	December 31, 2024 Form 10-K

Ravi Kumar Singisetti (also referred to as Ravi Kumar S or Ravi Kumar) has been our Chief Executive Officer since January 2023. Prior to joining Cognizant, Mr. Kumar was the President of Infosys, an Indian multinational technology company, where he led the Infosys Global Services Organization across all global industry segments from January 2016 to October 2022. While serving as President of Infosys, he also served as Chairman of the Board of various Infosys subsidiaries. Prior to such role, Mr. Kumar served in positions of increasing authority at PricewaterhouseCoopers, Cambridge Technology Partners, Oracle Corporation, Sapient and Infosys. He is a member of the Board of Directors of Transunion, where he is a member of the Compensation Committee and the Mergers, Acquisitions and Integration Committee. He is also on the Board of Directors for the U.S. Chamber of Commerce. Mr. Kumar has a bachelor’s degree in engineering from Shivaji University and an MBA from Xavier Institute of Management, India.

Jatin Dalal has been our Chief Financial Officer since December 2023. Prior to joining Cognizant, Mr. Dalal served as Chief Financial Officer of Wipro Limited, a publicly traded multinational technology and services consulting company, from April 2015 to November 2023 and assumed additional responsibilities as President from December 2019 to November 2023. Previously, he held various leadership positions at Wipro, including CFO, IT Business from 2011 to 2015. He joined Wipro in 2002 from the General Electric Company, where he began his career in 1999. Mr. Dalal holds a bachelor’s degree in engineering from the National Institute of Technology in Surat, India. He also has a postgraduate diploma in business administration with a specialization in finance and international business from Narsee Monjee Institute of Management Studies in Mumbai, India. In addition, Mr. Dalal is a Chartered Accountant (India), a Chartered Management Accountant (UK) and a Chartered Financial Analyst (USA). Mr. Dalal has earned an Advanced Computer Security Certificate from Stanford University. Mr. Dalal is also an alumnus of the Advanced Management Program of The Wharton School of the University of Pennsylvania.

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

Kathryn (Kathy) Diaz has been our Executive Vice President, Chief People Officer since September 2023. She held the role on an interim basis from May 2023 to September 2023. Prior to being appointed Chief People Officer, Ms. Diaz served as SVP, Head of Global Total Rewards at Cognizant from July 2020 until September 2023. Prior to joining Cognizant in 2020, Ms. Diaz was VP, Total Rewards at Pearson, a multinational publishing and education company. She was the VP of Global Compensation, Global Mobility and HR Systems at PVH (the parent company of Calvin Klein and Tommy Hilfiger). Previously, Ms. Diaz spent over 20 years in a series of HR leadership positions at Merck & Co, Inc. She holds a bachelor’s degree in accounting from Rider University and an MBA from Lehigh University.

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

John Kim has been our Executive Vice President, Chief Legal Officer, Chief Administrative Officer and Corporate Secretary since February 2024. Previously, he was Executive Vice President, General Counsel, Chief Corporate Affairs Officer and Secretary, holding this position from March 2021 to February 2024, Before March 2021, he served as our Senior Vice President and Deputy General Counsel, Global Commercial Contracts. Prior to joining Cognizant in 2019, Mr. Kim held a variety of senior leadership roles at Capgemini from January 2012 to November 2019, including Global Head of Big Deals. Prior to Capgemini, Mr. Kim served as U.S. Counsel for WNS Global Services from July 2009 to June 2011 and held a variety of leadership roles at Cendant Travel Distribution Services (now known as Travelport) from January 2001 to June 2006, including General Counsel and Chief Compliance Officer. He holds a bachelor’s degree in English literature from Columbia University and obtained his law degree from Cornell Law School.

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

Cognizant	12	December 31, 2024 Form 10-K

Rajesh Varrier has been our Executive Vice President, Global Head of Operations since September 2024 and assumed the role of Chairman and Managing Director, Cognizant India beginning October 2024. Prior to joining Cognizant in September 2024, Mr. Varrier held a number of positions at Infosys, an Indian multinational technology company, including serving as EVP, Global Head of Services from November 2023 to April 2024, EVP, Head of Operations Infosys Americas and Global Head of Digital Experience and Microsoft Practice from June 2023 to October 2023 and SVP, Global Head of Digital Experience and Microsoft Practice from April 2018 to June 2023. Prior to that, Mr. Varrier was CIO and Digital Officer for Aditya Birla Sun Life Insurance. Mr. Varrier is a member of the Nasscom Executive Council and a member of the Board of Directors of Cognizant Foundation India. Mr. Varrier holds a bachelor’s degree in physics, and a postgraduate degree in Computer Engineering from the University of Mumbai.

None of our executive officers are related to any other executive officer or to any of our Directors. Our executive officers are appointed annually by the Board of Directors and generally serve until their successors are duly appointed and qualified.
Corporate History
We began our IT development and maintenance services business in early 1994 as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, we were spun off from The Dun & Bradstreet Corporation and, in 1998, we completed an initial public offering to become a public company.
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

Cognizant	13	December 31, 2024 Form 10-K

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only risks or uncertainties we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, prospects, or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Additionally, macroeconomic and geopolitical developments, including public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation and high interest rates may amplify many of the risks discussed below to which we are subject. The extent of the impact of macroeconomic and geopolitical developments on our financial and operating performance depends significantly on the duration and severity of such macroeconomic and geopolitical developments, the actions taken to contain or mitigate their impact and any changes in client behaviors as a result thereof.
Risks Related to our Business and Operations
Our results of operations could be adversely affected by economic and geopolitical conditions globally and in particular in the markets in which our clients and operations are concentrated.
Global macroeconomic conditions have a significant effect on our business as well as the businesses of our clients. Volatile, negative or uncertain economic conditions have in the past and could in the future cause our clients to reduce, postpone or cancel spending on projects with us, making it more difficult for us to accurately forecast client demand and have available the right resources to profitably address such client demand, including as a result of inflation, higher interest rates, tightening of credit markets, trade disputes, recession or slowing growth, among others. For example, in 2024 some of our clients continued to reduce their discretionary spending in response to economic uncertainty, which negatively impacted our revenues. Clients may reduce demand for services quickly and with little warning, which may cause us to incur extra costs where we have employed more personnel than client demand supports. Further, our business depends on our ability to obtain payment from our clients of the amounts they owe us for the work we perform. Macroeconomic or geopolitical conditions, including inflationary pressures, trade disputes or other challenges could result in financial difficulties for our clients, which have in the past and could in the future cause clients to delay payments to us, request modifications to their payment arrangements or default on their payment obligations to us.
Our business is particularly susceptible to economic and political conditions in the markets where our clients or operations are concentrated. Our revenues are highly dependent on clients located in the United States and Europe, and any adverse economic, geopolitical or legal uncertainties or adverse developments, including due to the uncertainty related to the economic environment and inflation, natural or man-made disasters and extreme weather, geopolitical events and conflicts, labor or trade disputes or similar events, may cause clients in these geographies to reduce their spending and materially adversely impact our business. Many of our clients are in the financial services and healthcare industries, so any decrease in growth or significant consolidation in these industries or regulatory policies that restrict these industries may reduce demand for our services. Economic and political developments in India, where a significant majority of our operations and technical personnel are located, or in other countries where we maintain delivery operations, may also have a significant impact on our business and costs of operations. As a developing country, India has experienced and may continue to experience high inflation and wage growth, fluctuations in gross domestic product growth and volatility in currency exchange rates, any of which could materially adversely affect our cost of operations. Additionally, we benefit from governmental policies in countries that encourage foreign investment and promote the ease of doing business, such as tax incentives, and any change in policy or circumstances that results in the elimination of such benefits or degradation of the rule of law, or imposition of new adverse restrictions or costs on our operations could have a material adverse effect on our business, results of operations and financial condition.
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

Cognizant	14	December 31, 2024 Form 10-K

and solutions and/or clearly convey the value of our services and solutions, the more difficulty we have in winning new work in sufficient volumes and at our target pricing and overall economics. In addition to large, global competitors, we face competition in many geographic markets from numerous smaller, local competitors that may have more experience with operations in these markets, have well-established relationships with our desired clients, or be able to provide services and solutions at lower costs or on terms more attractive to clients than we can. Additionally, we face competition from clients' in-house technology resources, such as GCCs, which may provide a lower cost alternative to our services. Consolidation activity may also result in new competitors with greater scale, a broader footprint or vertical integration that makes them more attractive to clients as a single provider of integrated products and services. In addition, concurrent use by many clients of multiple professional service providers means that we are required to be continually competitive on the quality, scope and pricing of our offerings or face a reduction or elimination of our business. Competitors may also be willing, at times, to take on more risk or price contracts lower than us in an effort to enter the market or increase market share. If we are not able to supply clients with services that they deem superior and successfully apply current business models with market level pricing while managing discounts, we may lose business to competitors and face downward pressure on gross margins and profitability. Any inability to compete effectively would materially adversely affect our business, results of operations and financial condition.
Our relationships with our third-party alliance partners, who supply us with necessary components to the services and solutions we offer our clients, are also critical to our ability to provide many of our services and solutions that address client demands. Some of our third-party alliance partners are also clients or suppliers for our internal operations. There can be no assurance that we will be able to maintain such relationships or that such components will be available on the expected timelines or for anticipated prices. Among other things, such alliance partners may in the future decide to compete with us, form exclusive or more favorable arrangements with our competitors or otherwise reduce our access to their products, thereby impairing our ability to provide the services and solutions demanded by clients. Any performance failure on the part of our alliance partners, or the discontinuance by such alliance partners of services that we have relied on them to perform for our clients, could delay our performance or require us to engage alternative third parties to perform the services at our cost or to perform them ourselves, any of which could deprive us of potential revenue or adversely impact our profitability.
Our competitiveness also depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology to serve the evolving needs of our clients. Examples include digital-, cloud- and security-related offerings, AI, augmented reality, automation, blockchain, IoT, quantum and edge computing, digital engineering and manufacturing and as-a-service solutions, among others, which are continually evolving. If we do not sufficiently invest in new technologies, successfully adapt to industry developments and changing demand, develop new tools and platforms that meet our clients' productivity expectations and evolve and expand our business at sufficient speed and scale to keep pace with the demands of the markets we serve, we may be unable to develop and maintain a competitive advantage and execute on our growth strategy, which would materially adversely affect our business, results of operations and financial condition. Some of these technological changes have reduced or replaced the demand for some of our historical services and solutions and will continue to do so in the future. In addition, our clients may delay spending under existing contracts and engagements or delay entering into new contracts while evaluating new technologies. Such reductions, replacements and delays can negatively impact our results of operations if we are unable to adapt our pricing or the pace and level of spending on new technologies is not sufficient to make up any shortfall. Further, as we expand into these areas, we may be exposed to operational, legal, regulatory, ethical, technological and other risks specific to such new areas, which may negatively affect our reputation and demand for our services and solutions.
Our use of AI technologies may not be successful and may present business, financial, legal, and reputational risks.
We expect the proliferation of AI will have a significant impact on our industry, and we believe our ability to compete in this space will be critical to our financial performance. We increasingly use AI-based technologies, including GenAI, in our client offerings and our own internal operations. We have incurred and plan to continue to incur significant development and operational costs to build and support our AI capabilities, including costs to ensure ongoing compliance with the complex and rapidly evolving legal landscape around AI and automation. If we fail to develop and implement AI solutions that meet our internal and client needs or if we are unable to bring AI-enabled solutions to market as effectively or with the same speed as our competitors, we may fail to recoup our investments in AI and our financial performance, competitive position, business and reputation may be adversely impacted.
AI technology and services are part of a highly competitive and rapidly evolving market. We face significant competition from our traditional competitors as well as other third parties, including those that are new to the market, and our clients may develop their own AI-related capabilities. Some services that we historically performed for our clients have been and will continue to be replaced by AI or other forms of automation, including our own AI-enabled client offerings. Each of the foregoing may lead to reduced demand for our services or harm our ability to obtain favorable pricing or other terms for our services, which could have a material adverse effect on our business, results of operations and financial condition.

Cognizant	15	December 31, 2024 Form 10-K

AI technology and services require access to high-quality datasets, foundation models, and other AI system components. We currently rely, in part, on third parties to provide these components. In the future, we may face difficulties acquiring the necessary rights from third parties due to market competition and other factors. This challenge could hinder our ability to develop, implement or maintain AI technologies. To overcome this, we may need to invest in alternative strategies, such as forming alliances or developing our own resources.
In addition, the development, adoption, and use of AI technologies are all still in their early stages and ineffective or inadequate AI development or deployment practices by us, our clients, or third parties with whom we do business could result in unintended consequences. Such consequences may include, for example, employees making decisions based on biased or inaccurate information; unauthorized disclosure of sensitive information; operational inefficiencies leading to decreased productivity; deliberate misuse; or infringement of third-party IP rights. Additionally, the use of AI by us or our business partners may create new cybersecurity vulnerabilities, including those which may not be recognized at the time. The uncertainty around the safety and security of new and emerging AI applications requires significant investment to test for security, accuracy, bias, and other variables - efforts that can be complex, costly, and potentially impact our profit margins, and may cause decreased demand for our services or harm to our business, results of operations, financial condition, or reputation. Addressing these consequences may require significant operational costs to implement, manage, and maintain processes around the AI lifecycle that align with industry standards and meet customer expectations.
Furthermore, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, with jurisdictions around the world applying, or considering applying, laws and regulations related to IP, cybersecurity, export controls, privacy, data security, and data protection to AI and automated decision-making, or general legal frameworks on AI, such as the EU AI Act, which entered into force in 2024 and parts of which apply beginning in 2025. These laws are continuously evolving and developing and may impose obligations on companies developing and using AI or automated decision-making technologies. Given the rapid rate of change and the often uncertain scope, interpretation, and application of these laws and regulations, which may be in conflict across jurisdictions, we may not always be able to anticipate how courts and regulators will apply existing laws to AI, predict how new legal frameworks will address AI, or otherwise ensure compliance with these frameworks. As a result, we may have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions, and the EU AI Act may increase costs or impact the operation of our AI services. Compliance with new or changing laws, regulations, industry standards or ethical requirements and expectations relating to AI may impose significant operational costs requiring us to change our service offerings or business practices, particularly as we expand the use of such technologies, or may limit or prevent our ability to develop, deploy, or use AI technologies. Failure to appropriately conform to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
Finally, AI technology may be viewed negatively by the public due to media scrutiny over issues such as job displacement, privacy and ethical AI concerns. This negative perception can adversely affect our investments in AI technology, both directly and indirectly.
If we are unable to attract, train and retain skilled employees to satisfy client demand, including highly skilled technical personnel and personnel with experience in key AI and digital areas, as well as senior management to lead our business globally, our business and results of operations may be materially adversely affected.
Our success is dependent, in large part, on our ability to keep our supply of skilled employees, including project managers, IT engineers and senior technical personnel, in particular those with experience in key AI and digital areas, in balance with client demand around the world and on our ability to attract and retain senior management with the knowledge and skills to lead our business globally. We must hire or reskill, integrate, retain and motivate our large workforce with diverse skills and expertise to serve client demands across the globe, respond quickly to rapid and ongoing technological, industry and macroeconomic developments and grow and manage our business. In 2021 and most of 2022, we and, we believe, the IT industry generally, experienced unprecedented attrition. For the year ended December 31, 2024 our Voluntary Attrition - Tech Services was 15.9% as compared to 13.8% for the year ended December 31, 2023. If our attrition levels increase significantly, it could materially adversely affect our business and results of operations. We also must continue to maintain a senior leadership team that, among other things, is effective in executing on our strategic goals and growing our service capabilities. The loss of senior executives, or the failure to attract, integrate and retain new senior executives as the needs of our business require, could have a material adverse effect on our business and results of operations.
Competition for skilled labor is intense and, in some jurisdictions in which we operate and in key AI and digital areas, there are more open positions than qualified persons to fill these positions. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, as well as our clients' GCCs. In addition, changes in immigration laws or policies, or varying applications of immigration laws and policies, could limit the availability of certain work visas in the U.S., which could

Cognizant	16	December 31, 2024 Form 10-K

exacerbate competition for skilled labor. Our business has experienced in the past and may experience in the future significant employee attrition, which has caused us to incur increased costs to hire new employees with the desired skills. While we strive to adjust pricing to reduce the impact of compensation increases on our operating margin, we may not be successful in recovering these increases, which could adversely affect our profitability and operating margin. Costs associated with recruiting and training employees are significant. If we are unable to hire or deploy employees with the needed skillsets or if we are unable to adequately equip our employees with the skills needed, this could materially adversely affect our business.
Additionally, our efforts to offer our employees a value proposition that is competitive and appealing may be unsuccessful and could have an adverse effect on engagement and retention, which may materially adversely affect our business.
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
Many of our client contracts include clauses that tie our compensation to the achievement of agreed-upon performance standards, productivity improvements or milestones. Failure to satisfy any such requirements could significantly reduce our fees under the contracts, increase the cost to us of meeting performance standards or milestones, delay expected payments, subject us to potential damage claims under the contract terms or harm our reputation. Further, our work with governmental clients exposes us to additional risks inherent in the government contracting process, including stricter regulatory requirements and heightened reputational and contractual risks. The use of new technologies in our offerings (including GenAI) can expose us to additional risks if those technologies fail to work as predicted, which could lead to cost overruns, project delays, financial penalties, or damage to our reputation. Clients also often have the right to terminate a contract and pursue damages claims for serious or repeated failure to meet these service commitments. Some of our contracts provide that a portion of our compensation depends on performance measures such as cost-savings, revenue enhancement, benefits produced, business goals attained and adherence to schedule. These goals can be complex and may depend on our clients’ actual levels of business activity or may be based on assumptions that are later determined not to be achievable or accurate. As such, these provisions may increase the variability in revenues and margins earned on those contracts and have in the past resulted, and could in the future result, in significant losses on such contracts. Further, if we do not accurately estimate the effort, anticipated productivity improvements, costs or timing for meeting our contractual commitments or completing engagements to a client's satisfaction, our contracts have in the past and could in the future have delivery inefficiencies and be less profitable than expected or unprofitable.
We may not be able to achieve our profitability goals and maintain our capital return strategy.
Our goals for profitability and capital return rely upon a number of assumptions, including our ability to improve the efficiency of our operations and make successful investments to grow and further develop our business. Our profitability is impacted by our ability to accurately estimate, attain, and sustain revenues from client engagements, margins and cash flows over contract periods and general macroeconomic and geopolitical conditions. Our profitability also depends on the efficiency with which we run our operations (including our ability to leverage new technologies to improve productivity) and the cost of our operations, especially the compensation and benefits costs of our employees. We have incurred, and may continue to incur, substantial costs related to implementing our strategy to optimize such costs, and we may not realize the ultimate cost savings that we expect. We may not be able to efficiently utilize our employees if increased regulation, policy changes or administrative burdens of immigration, work visas or client worksite placement prevents us from deploying our employees on a timely basis, or at all, to fulfill the needs of our clients. Our utilization rates are further affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforce and manage attrition, and

Cognizant	17	December 31, 2024 Form 10-K

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
Achievement of our targeted growth rates requires continued significant organic growth of our business as well as inorganic growth through acquisitions. To achieve such growth, we must, among other things, continue to significantly expand our global operations, in particular with respect to AI and digital, and scale our infrastructure to support such business growth and ensure that our service offerings remain responsive to market demand. Continued business growth increases the complexity of our business and places significant strain on our management, employees, operations, systems, delivery, financial resources and internal financial control and reporting functions, which we will have to continue to develop and improve to sustain such growth. Our ability to successfully manage change associated with the various business transformation initiatives is critical for our overall strategy execution. We must continually recruit and train new employees, retain and reskill, as necessary, existing sales, technical, finance, marketing and management employees with the knowledge, skills and experience that our business model requires and effectively manage our employees worldwide to support our culture, values, strategies and goals.
Additionally, we expect to continue pursuing strategic and targeted acquisitions and investments to enhance our offerings of services and solutions or to enable us to expand our talent, experience and capabilities in key AI and digital areas or in particular geographies or industries. We may not be successful in identifying suitable opportunities, completing targeted transactions or achieving the desired results in the timeframe we expect or at all, such opportunities may divert our management's time and focus away from our core business and realizing the desired results of a particular transaction may depend upon competition, market trends, regulatory developments, additional costs or investments and the actions of suppliers or other third parties. We may face challenges in effectively integrating acquired businesses into our ongoing operations, including the implementation of controls, processes and policies appropriate for a multinational public company at acquired companies that may have previously lacked such functions in areas such as cybersecurity, IT and privacy, among others, and in assimilating and retaining employees of those businesses into our culture and organizational structure, and these risks may be magnified by the size and number of transactions we execute.
If we are unable to manage our growth effectively, complete acquisitions of the number, magnitude and nature we have targeted, or successfully integrate any acquired businesses into our operations, we may not be able to achieve our targeted growth rates or improve our market share, profitability or competitive position generally or in specific markets or services.
Our NextGen program and the associated reductions in headcount and consolidation of office space could disrupt our business and may not result in anticipated savings.
At the end of 2024, we completed our NextGen program, which was aimed at simplifying our operating model, optimizing corporate functions and consolidating and realigning office space to reflect the post-pandemic hybrid work environment. In 2024, we incurred $134 million of employee separation, facility exit and other costs related to the program, bringing the total costs incurred since inception to $363 million. See Note 4 to our consolidated financial statements. Our NextGen program may result in the loss of institutional knowledge and expertise, the reallocation of certain roles and responsibilities across the Company, difficulties in the retention of our remaining employees and reduced productivity among our remaining employees, all of which could have a material adverse affect on our operations. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our NextGen program due to unforeseen difficulties or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from our NextGen program, our operating results and financial condition would be adversely affected.
We face legal, reputational and financial risks if we fail to protect client and/or Cognizant data from cybersecurity incidents.
In order to provide our services and solutions, we depend on global information technology networks and systems, to process, transmit, host and securely store electronic information (including our confidential information and the confidential information of our clients) and to communicate among our locations around the world and with our clients, suppliers and alliance partners (including numerous cloud service providers). Security breaches, employee malfeasance, or human or technological error have in the past and could in the future cause shutdowns or disruptions of our or our clients' operations and

Cognizant	18	December 31, 2024 Form 10-K

potential unauthorized access and/or disclosure of our or our clients’ sensitive data, which in turn could jeopardize projects that are critical to our operations or the operations of our clients’ businesses and have other adverse impacts on our business or the business of our clients.
In addition, the products, services and software that we provide to our clients, or the third-party components we use to provide such products, services and software, have in the past and may in the future unintentionally contain or introduce cybersecurity threats or vulnerabilities to our clients’ information technology networks. Our clients maintain their own proprietary, sensitive, or confidential information that could be compromised in a cybersecurity attack, or their systems may be disabled or disrupted as a result of such an attack. Our clients, regulators, or other third parties have and may in the future attempt to hold us liable for any such losses or damages resulting from such an attack, including through contractual indemnification clauses.
Like other global companies, we and our clients, suppliers, alliance partners (including numerous cloud service providers) and other vendors we interact with face threats to data and systems, including by nation state threat actors, insider threats (including inappropriate access), perpetrators of random or targeted malicious cyberattacks, computer viruses, malware, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate client information and cause system failures and disruptions. For example, we have experienced a security incident involving a ransomware attack, which resulted in unauthorized access to certain data and caused significant disruption to our business. Such attacks, or other currently unanticipated threats, could occur in the future. In addition, recent international tensions (including Russia’s invasion of Ukraine and conflicts in the Middle East) have heightened the overall risk of cyber-threats and, while we have taken steps to mitigate such risks, those steps may not be successful. The emergence and maturation of AI capabilities may also lead to new or more sophisticated methods of attack.
A security compromise of our information systems, or of those of businesses with which we interact, that results in confidential information being accessed by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions up to and including criminal prosecution, client attrition due to reputational concerns or otherwise, containment and remediation expenses and claims brought by our clients or others for breaching contractual confidentiality and security provisions or data protection laws. Monetary damages imposed on us could be significant and may impose costs in excess of insurance policy limits or not be covered by our insurance at all, and our insurers may not continue to provide coverage on reasonable terms or may disclaim coverage as to any future claims. Techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems continuously evolve and may not immediately produce signs of intrusion, and we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that we expend substantial additional resources related to the security of our information systems, diverting resources from other projects and disrupting our businesses.
Our clients, suppliers, subcontractors and other third parties with whom we do business, including in particular cloud service providers and software vendors, generally face similar cybersecurity threats, and we must rely on the safeguards adopted by these parties. If these third parties do not have adequate safeguards or their safeguards fail, it might result in breaches of our systems or applications and unauthorized access to or disclosure of our and our clients’ confidential data. In addition, we are subject to vulnerabilities in third-party technology components we use in our business and are typically not aware of such vulnerabilities until we receive notice from the third parties who have created the exposure. Due to this delay, our responses to such vulnerabilities may not be adequate or prompt enough to prevent their exploitation.
Although our cybersecurity risk management program utilizes various procedures and controls to mitigate our exposure to the risks described above, the cybersecurity threat landscape is rapidly evolving and increasingly sophisticated. There can be no assurance that the procedures and controls that we implement, or that our clients, suppliers, subcontractors and other third parties with whom we do business implement, will be sufficient to protect our information systems from the cybersecurity threats we face. Additionally, any remediation measures that we have taken or that we may undertake in the future may be insufficient to prevent future attacks or insufficient for us to quickly recover from any future attack to efficiently continue our business operations.
Fluctuations in foreign currency exchange rates, or the failure of our hedging strategies to mitigate such fluctuations, can adversely impact our profitability, results of operations and financial condition.
Fluctuations in foreign currency exchange rates can also have adverse effects on our revenues, income from operations and net income when items denominated in other currencies are translated or remeasured into U.S. dollars for presentation of our consolidated financial statements. We have entered into foreign exchange forward and option contracts intended to partially offset the impact of the movement of the exchange rates on future operating costs and to mitigate foreign currency risk on foreign currency denominated net monetary assets. However, the hedging strategies that we have implemented, or may in the future implement, to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign

Cognizant	19	December 31, 2024 Form 10-K

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
Any pandemic, epidemic or other outbreak of disease may have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices by, among other things, causing significant loss of life, curtailing congregation of people and disrupting communications and travel. Such events may have a material adverse impact upon, our business, liquidity, results of operations and financial condition, including as a result of reduced client demand for our services, closures of our clients' facilities that materially impair our ability to deliver services to our clients and satisfy contractually agreed upon service levels and increased strain on employees and management, as we saw at the height of the COVID-19 pandemic.
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
Climate change, extreme weather and risks arising from the transition to a lower-carbon economy may impact our business.
There are inherent climate- and weather-related risks everywhere that we conduct our business. Developments related to regulatory, social or market dynamics, stakeholder expectations, national and international climate change policies, the actual or perceived frequency or intensity of extreme weather events or the availability and functionality of critical infrastructure and resources, in addition to other factors resulting from such developments or that may not otherwise be known to or anticipated by us, could significantly disrupt our supply chain, our clients' operations and our ability to deliver services. Such events could significantly increase our costs and expenses and harm our revenues, cash flows and financial performance. Further, natural disasters and adverse weather events, such as droughts, wildfires, storms, sea-level rise and flooding, occurring more frequently, with less predictability or with greater intensity, could cause community disruptions and impact our employees’ abilities to commute or to work from home safely and effectively. For example, we have substantial global delivery operations in Chennai, India, a city that has experienced severe rains and related flooding. Our exposure to these economic and other risks from climate change could be exacerbated if government or market action to address climate change and its effects is insufficient or unsuccessful.

Failure to meet ESG expectations or standards or achieve our ESG ambitions could adversely affect our business or damage our reputation.
Shifting stakeholder expectations and evolving regulatory and disclosure standards around ESG could impact our business. We are subject to, and expect to become increasingly subject to, laws, regulations and international treaties relating to ESG, including the European Union's Corporate Sustainability Reporting Directive (CSRD) and California's climate change disclosure requirements. As these new laws, regulations, treaties and similar initiatives and programs continue to be adopted and implemented, we will be required to comply or potentially face market access limitations, enforcement actions, civil suits or sanctions, including fines. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. If we fail to comply with new laws, regulations, treaties, or reporting requirements, our reputation and business could be adversely impacted. Our ability to meet our ESG ambitions is also subject to external factors outside of our control including the ability and willingness of our suppliers to reduce emissions and the advancement of new emission reducing technologies. In addition, global clients often rely on ESG rating systems for bids and buying practices, and yet the criteria used in the ratings may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us or other companies

Cognizant	20	December 31, 2024 Form 10-K

accurately, or that we will be able to score well as such criteria change. We supplement our participation in ratings systems with published disclosures of our ESG activities, but some investors may desire other disclosures that we do not provide.
At the same time, an increasing number of stakeholders, regulators, and lawmakers have expressed or pursued contrary views, legislation and investment expectations with respect to ESG ratings and ambitions, including the enactment or proposal of “anti-ESG” legislation, regulation or policies, which may expose us to additional legal, financial or reputational risks based upon our ESG ambitions and disclosures. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees and our business could be negatively affected.
If our risk management, business continuity and disaster recovery plans are not effective and our global delivery capabilities are impacted, our business and results of operations may be materially adversely affected and we may suffer harm to our reputation.
Our business model is dependent on our global delivery capabilities, which include coordination between our delivery centers in India, our other global and regional delivery centers, the offices of our clients and our associates worldwide. System failures, outages and operational disruptions may be caused by factors outside of our control, such as hostilities (including the ongoing conflicts between Russia and Ukraine and in the Middle East), political unrest, terrorist attacks, cybersecurity incidents, power or water shortages or telecommunications failures, natural or man-made disasters or other catastrophic events (including the impact of extreme weather conditions), and public health emergencies, epidemics and pandemics, affecting the geographies where our people, equipment and clients are located. Our risk management, business continuity and disaster recovery plans may not be effective at predicting or mitigating the effects of such disruptions, particularly in the case of catastrophic events or longer term, increasingly severe developments that may occur as a result of climate change. Even if our operations are unaffected or recover quickly from any such events, if our clients cannot timely resume their own operations due to a catastrophic event, they may reduce or terminate our services, which may adversely affect our results of operations. Any such disruption may result in lost revenues, a loss of clients, liabilities relating to disruptions in service, expenditures to repair or replace damaged property and reputational damage, and could demand significant management time and attention, any of which would have an adverse effect on our business, results of operations and financial condition.
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
A substantial portion of our employees in the United States and in many other jurisdictions, including countries in Europe, rely upon temporary work authorization or work permits, which makes our business particularly vulnerable to changes and variations in immigration laws and regulations, including written changes and policy changes to the manner in which the laws and regulations are interpreted or enforced, and potential enforcement actions and penalties that might cause us to lose access to such visas. The political environment in the United States, the United Kingdom and other countries in recent years has included significant support for anti-immigrant legislation and administrative changes. Many of these recent changes have resulted in, and various proposed and enacted changes may result in, increased difficulty in obtaining timely visas, whether as a result of visa application rejections, delays in processing applications, significantly increased costs to obtain visas, prevailing wage requirements for our employees on visas or otherwise, which could in turn impact our ability to staff projects. In addition, immigration reform, including as a result of changes to immigration policies, and the increased uncertainty surrounding such policies in light of the incoming U.S. administration's expected immigration agenda, may have a material adverse impact on companies like ours that have a substantial percentage of our employees on visas. Our principal operating subsidiary in the United States utilizes a high number of skilled workers holding H-1B and L-1 visas and, as a result, may be subject to increased costs upon the effectiveness of any such laws, regulations, policy changes or executive orders. In the EU, many countries continue to implement new regulations to move into compliance with the EU Directive of 2014 to harmonize immigration rules for intracompany transferees in most EU member states and to facilitate the transfer of managers, specialists and graduate trainees both into and within the region. The changes have had significant impact on mobility programs and have led to new notification and documentation requirements for companies sending employees to EU countries. Recent changes or any additional adverse revisions to immigration laws and regulations in the jurisdictions in which we operate may cause us delays, staffing shortages, additional costs or an inability to bid for or fulfill projects for clients, any of which could have a material adverse effect on our business, results of operations and financial condition.

Cognizant	21	December 31, 2024 Form 10-K

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
We provide services to clients and have operations in many parts of the world and in a wide variety of different industries, subjecting us to numerous, evolving, and sometimes conflicting, standards, laws and regulations on matters as diverse as trade controls and sanctions, immigration (including temporary work authorizations or work permits), content requirements, trade restrictions, tariffs, taxation, antitrust laws, anti-money laundering and anti-corruption laws (including the FCPA and the U.K. Bribery Act), the environment, including climate change regulation and reporting requirements, government affairs, internal and disclosure control obligations, data security, privacy and data protection, intellectual property, employment and labor relations, human rights and AI. For example, we are required to comply with increasingly complex and changing data security and privacy laws and regulations in the many jurisdictions in which we operate that regulate the collection, storage, use, disclosure, transfer and security of personal data, including U.S. federal and state laws (such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and the Health Insurance Portability and Accountability Act), and non-U.S. laws, such as the India Digital Personal Data Protection Act, 2023, the U.K. General Data Protection Regulation (“GDPR”) and the E.U. GDPR. These laws and regulations are continuously evolving and developing, creating significant uncertainty as they may be interpreted and applied differently from country to country, creating inconsistent or conflicting requirements. We face significant regulatory compliance costs and risks as a result of the size and breadth of our business, and these costs may increase as a result of changes in government policy. For example, we may experience increased costs in 2025 and future years for employment and post-employment benefits in India as a result of the issuance of the Code on Social Security, 2020, which enhanced social security coverage (a portion of which is paid by the employer) and extended such benefits to all workers.
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
Our employees, subcontractors, vendors, agents, alliance partners, the companies we acquire and their employees, vendors and agents, and other third parties with which we associate, have in the past and could in the future take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anticorruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil

Cognizant	22	December 31, 2024 Form 10-K

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
The interpretation of tax laws and regulations in the many jurisdictions in which we operate and the related tax accounting principles are complex and require considerable judgment to determine our income taxes and other tax liabilities worldwide. Tax laws and regulations affecting us and our clients, including applicable tax rates, and the interpretation and enforcement of such laws and regulations are subject to change as a result of macroeconomic, geopolitical and other factors, and any such changes or changes in tax accounting principles could increase our effective worldwide income tax rate and have a material adverse effect on our net income, cash flows and financial condition. We routinely review and update our corporate structure and intercompany arrangements, including transfer pricing policies, consistent with applicable laws and regulations, to align with our evolving business operations across the numerous jurisdictions, such as the United States, India and the United Kingdom, in which we operate. Failure to successfully adapt our corporate structure and intercompany arrangements to align with our evolving business operations may increase our worldwide effective tax rate and have a material adverse effect on our earnings, cash flows and financial condition.
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

Cognizant	23	December 31, 2024 Form 10-K

If we infringe upon the IP rights of others or our IP rights are infringed upon, our business may be adversely affected.
Third parties have in the past and may in the future claim that we infringe upon their IP rights. Further, in most of our contracts, we have agreed to indemnify our clients for liabilities and expenses related to IP infringement and, in some instances, the cost associated with these indemnities may exceed the revenue that we receive from the client. Any such claims of IP infringement could harm our reputation, cause us to incur substantial costs in defending ourselves or our clients, expose us to considerable legal liability or prevent us from offering some services or solutions in the future.
We rely on a combination of patent, copyright and trade secret laws, confidentiality procedures and contractual provisions to protect our IP. The existing laws in the various countries in which we provide services or solutions may offer only limited protection of our intellectual property and are subject to change at any time. Furthermore, the legal landscape surrounding IP protection of software technologies, including AI, is rapidly evolving and as a result there is uncertainty concerning the scope of IP protection for our software IP rights. We are and may in the future have to engage in legal action to protect our own IP rights. Enforcing our rights may require considerable time, money and oversight, and we may not be successful in our efforts.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program, which is managed by Cognizant’s Corporate Security team, is designed to identify, assess and manage risks from cybersecurity threats and provides a framework for handling cybersecurity threats and incidents. The program is also aligned with the risk assessment framework established by the enterprise risk management team.
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
Cognizant's cybersecurity risk management program is guided by industry-recognized security frameworks, including ISO/IEC 27001, TISAX and NIST. The program is periodically audited as part of external certification audits. We also engage third-party cybersecurity experts to assist with risk assessment and conduct penetration testing among other items. Key findings from the audits and third-party risk assessments are summarized and communicated to the Company’s senior leadership and the Audit Committee, and remediation actions are implemented to enhance our overall cybersecurity program.
We require our vendors to comply with privacy and cybersecurity requirements, and we perform risk assessments of vendors, including their ability to protect data from unauthorized access. We include data protection and security content as part of annual training required of employees.
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. For further discussion of the cybersecurity risks and threats we face, please see Item 1A. “Risk Factors”.
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

Cognizant	24	December 31, 2024 Form 10-K

Our cyber risk assessment program is managed by our Corporate Security team, which is led by our CSO, who has over 25 years of experience in the cybersecurity and technology industry. The CSO reports to Cognizant's Executive Vice President, Chief Legal Officer, Chief Administrative Officer and Corporate Secretary. The CSO manages multiple teams within Corporate Security that are operationally responsible for the security of the Company, including Global Cyber Operations, Business Information Security, Global Business Resilience and Integrated Risk Management, each of which provides regular updates to the CSO regarding cyber threat intelligence, cyber incidents and cyber risk metrics as part of their security responsibilities. The CSO works closely with the CIO, who is responsible for Cognizant's information technology and digital transformation strategy. Together, the CSO and CIO have a mutual set of responsibilities to align, implement and govern security policies, standards and technology controls throughout the enterprise. On a periodic basis, the CSO and CIO provide updates to the Audit Committee on, among other things, key cybersecurity metrics, status of projects to strengthen the Company's information security systems and assessments of the Company's security program. The Audit Committee reports to the Board of Directors, which also receives periodic updates on such matters.
Item 2. Properties
We have operations in major metro areas across nearly 50 countries around the world, with our worldwide headquarters located in a leased facility in Teaneck, New Jersey in the United States. We utilize a global delivery model with delivery centers worldwide, including in-country, regional and global delivery centers. We have over 22 million square feet of owned and leased facilities for our delivery centers. Our largest delivery center presence is in India, representing approximately 90% of our total delivery centers on a square-foot basis, with the largest presence in Chennai (8 million square feet), Hyderabad (3 million square feet), Pune (2 million square feet), Bangalore (2 million square feet) and Kolkata (2 million square feet). We also have a significant number of delivery centers in other countries, including the United States, Philippines, Canada, Mexico and countries throughout Europe. In addition, we have sales and marketing offices, innovation and Gen-AI labs, and digital design and consulting centers in major business markets, including New York, London, Paris, Melbourne and Singapore, among others. Our facilities are used to support clients across all four reportable business segments.
We believe our current facilities are adequate to support our operations in the immediate future, and that we will be able to obtain suitable additional facilities on commercially reasonable terms as needed.
Item 3. Legal Proceedings
See Note 15 to our consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

Cognizant	25	December 31, 2024 Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock trades on the Nasdaq Stock Market under the symbol “CTSH.” As of December 31, 2024, the number of holders of record of our Class A common stock was 95 and the approximate number of beneficial holders of our Class A common stock was 676,500.
Cash Dividends
During 2024, we paid quarterly cash dividends of $0.30 per share, or $1.20 per share in total for the year. In February 2025, our Board of Directors approved a cash dividend of $0.31 per share with a record date of February 18, 2025 and a payment date of February 26, 2025. We intend to continue to pay quarterly cash dividends in accordance with our capital allocation framework. Future dividend payments depend on a variety of factors, including cash flow generated from operations, cash and investment balances, net income, overall liquidity position, potential alternative uses of cash, such as acquisitions, and anticipated future economic conditions and financial results.
Issuer Purchases of Equity Securities
Our stock repurchase program, as amended in November 2022, allows for the repurchase of up to $11.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining balance of $1,237 million as of December 31, 2024. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and depend upon market conditions and other factors.
During the three months ended December 31, 2024, we repurchased $140 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
October 1, 2024 - October 31, 2024	—	$—	—	$1,377
November 1, 2024 - November 30, 2024	1,062,605	77.87	1,062,605	1,295
December 1, 2024 - December 31, 2024	716,060	79.95	716,060	1,237
Total	1,778,665	$78.71	1,778,665
We regularly purchase shares in connection with our stock-based compensation plans as shares of our Class A common stock are tendered by employees for payment of applicable statutory tax withholdings. For the three months ended December 31, 2024, we purchased 0.2 million shares at an aggregate cost of $14 million in connection with employee tax withholding obligations.
Recent Sales of Unregistered Securities
None.

Cognizant	26	December 31, 2024 Form 10-K

Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index for the period beginning December 31, 2019 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)
Among Cognizant, the S&P 500 Index and the S&P 500 Information Technology Index

Comparison of Cumulative Five Year Total Return
$350
$300
$250
$200
$150
$100
$50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
S&P 500 Information Technology Index
S&P 500 Index
Cognizant Technology Solutions Corporation

Company / Index	Base Period 12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Cognizant Technology Solutions Corp	$100	$133.93	$146.84	$96.12	$129.16	$133.62
S&P 500 Index	100	118.40	152.39	124.79	157.59	197.02
S&P 500 Information Technology Index	100	143.89	193.58	139.00	219.40	299.72
(1)Graph assumes $100 invested on December 31, 2019 in our Class A common stock, the S&P 500 Index and the S&P 500 Information Technology Index.
(2)Cumulative total return assumes reinvestment of dividends.
Item 6. [Reserved]

Cognizant	27	December 31, 2024 Form 10-K

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
Cognizant is one of the world’s leading professional services companies, engineering modern businesses and delivering strategic outcomes for our clients. We help clients modernize technology, reimagine processes and transform experiences so they can stay ahead in today's fast-changing world, where AI is beginning to reshape organizations in every field. We provide industry expertise and close client collaboration, combining critical perspective with a flexible engagement style. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers. Our collaborative services include digital services and solutions, consulting, application development, systems integration, quality engineering and assurance, engineering research and development, application maintenance, infrastructure and security as well as business process services and automation. Digital, AI-enhanced services continue to be an important part of our portfolio, aligning with our clients' focus on becoming data-enabled, customer-centric and differentiated businesses.
At the end of 2024, we completed our NextGen program, which was aimed at simplifying our operating model, optimizing corporate functions and consolidating and realigning office space to reflect the post-pandemic hybrid work environment. The savings generated by the program are funding continued investments in our people, revenue growth opportunities and the modernization of our office space. In 2024, we incurred $134 million of employee separation, facility exit and other costs related to the program, bringing the total costs incurred since inception to $363 million. See Note 4 to our consolidated financial statements.
2024 Financial Results1

Revenues

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue up $383 million or 2.0% from 2023; an increase of 1.9% in constant currency[1]	Income from Operations up $203 million or 7.5% from 2023 Adjusted Income from Operations[1] up $108 million or 3.7% from 2023	Operating margin up 80 basis points from 2023 Adjusted Operating Margin[1] up 20 basis points from 2023	Diluted EPS up $0.30 or 7.1% from 2023 Adjusted Diluted EPS[1] up $0.20 or 4.4% from 2023

During the year ended December 31, 2024, revenues increased by $383 million as compared to the year ended December 31, 2023, representing an increase of 2.0%, or 1.9% on a constant currency basis1. Our recently completed acquisitions contributed 200 basis points to revenue growth. Additionally, revenues were positively impacted by growth in our Health Sciences segment, partially offset by weakness primarily in our Products and Resources (excluding the impact of our recently completed acquisitions) and Financial Services segments.

1 Adjusted Income From Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant	28	December 31, 2024 Form 10-K

Our operating margin and Adjusted Operating Margin2 increased to 14.7% and 15.3%, respectively, for the year ended December 31, 2024, from 13.9% and 15.1%, respectively, for the year ended December 31, 2023. Our 2024 GAAP and Adjusted Operating Margins were positively impacted by net savings generated from our NextGen program and the beneficial impact of foreign currency exchange rate movements, while being negatively impacted by increased compensation costs, primarily as a result of a merit increase cycle completed during the third quarter of 2024, and the dilutive impact of recently completed acquisitions, primarily driven by transaction and integration related expenses and amortization of acquired intangibles. In addition, our GAAP operating margins for 2024 and 2023, were negatively impacted by the NextGen charges, as discussed in Note 4 to our consolidated financial statements, which were excluded from our Adjusted Operating Margin.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. For the year ended December 31, 2024 our Voluntary Attrition - Tech Services was 15.9% as compared to 13.8% for the year ended December 31, 2023. We finished 2024 with approximately 336,800 employees as compared to 347,700 employees at the end of 2023.
Business Outlook
See "Overview" within Part I, Item 1. Business for information on our strategic approach.
We continue to expect the focus of our clients to be on their transformation into AI-ready, technology-driven, data-enabled, customer-centric and differentiated businesses. To support this transformation and drive greater business resiliency, we expect clients will continue to demand services and solutions that can enhance productivity and deliver cost savings. We believe clients will continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies and other macroeconomic and geopolitical factors, including the uncertainty related to the global economy, which has affected and may continue to affect their demand for our services.
We increasingly use AI-based technologies, including GenAI, in our client offerings and our own internal operations. AI technologies and services are part of a highly competitive and rapidly evolving market. We plan to make significant investments in our AI capabilities to meet the needs of our clients and harness AI's value in a flexible, secure, scalable and responsible way. As AI-based technologies or other forms of automation evolve, we expect that demand for some services that we currently perform for our clients may be reduced and our ability to obtain favorable pricing or other terms for our services may be diminished.
Potential tax law and other regulatory changes, including possible U.S. corporate income tax reform and the Code on Social Security, 2020 in India, among other items, may impact our future results. We expect that the Code on Social Security, 2020, if enacted as currently written, could result in a material one-time increase to our post-employment liability for past service and would also modestly increase our costs for employment and post-employment benefits prospectively. In addition, in March 2024, India and Mauritius signed a Protocol to amend the India-Mauritius Income Tax Treaty. We are currently evaluating the potential impact of the amendment, which, depending on its final terms when entered into force, could increase our effective income tax rate, as CTS India is a subsidiary of our wholly-owned Mauritius entity. For additional information, see Part I, Item 1A. Risk Factors.
During the third quarter of 2024, we completed the acquisition of Belcan. See Note 3 to our consolidated financial statements. This acquisition is expected to have a modest near-term dilutive impact to our 2025 operating margin, primarily due to integration-related expenses and amortization of acquired intangibles.
2 Adjusted Operating Margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant	29	December 31, 2024 Form 10-K

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2022, including a year-to-year comparison between 2023 and 2022, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report Form 10-K for the year ended December 31, 2023.
The Year Ended December 31, 2024 Compared to The Year Ended December 31, 2023
The following table sets forth certain financial data for the years ended December 31:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2024	Revenues	2023	Revenues	$	%
Revenues	$19,736	100.0	$19,353	100.0	$383	2.0
Cost of revenues(a)	12,958	65.7	12,664	65.4	294	2.3
Selling, general and administrative expenses(a)	3,223	16.3	3,252	16.8	(29)	(0.9)
Restructuring charges	134	0.7	229	1.2	(95)	(41.5)
Depreciation and amortization expense	529	2.7	519	2.7	10	1.9
Income from operations and operating margin	2,892	14.7	2,689	13.9	203	7.5
Other income (expense), net	46		98		(52)	(53.1)
Income before provision for income taxes	2,938	14.9	2,787	14.4	151	5.4
Provision for income taxes	(713)		(668)		(45)	6.7
Income (loss) from equity method investments	15		7		8	114.3
Net income	$2,240	11.3	$2,126	11.0	$114	5.4
Diluted EPS	$4.51		$4.21		$0.30	7.1
Other Financial Information [3]
Adjusted Income From Operations and Adjusted Operating Margin	$3,026	15.3	$2,918	15.1	$108	3.7
Adjusted Diluted EPS	$4.75		$4.55		$0.20	4.4

(a)    Exclusive of depreciation and amortization expense3

3 Adjusted Income from Operations, Adjusted Operating Margin and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	30	December 31, 2024 Form 10-K

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $19,736 million across our business segments and geographies were as follows for the year ended December 31, 2024:

2024 as compared to 2023	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
Health Sciences	$258	4.5	4.5
Financial Services	(56)	(1.0)	(1.1)
Products and Resources	154	3.3	3.2
CMT	27	0.8	0.5
Total revenues	$383	2.0	1.9

2024 as compared to 2023	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[4]
North America	$435	3.0	3.1
United Kingdom	(58)	(3.1)	(5.1)
Continental Europe	23	1.2	0.9
Europe - Total	(35)	(0.9)	(2.1)
Rest of World	(17)	(1.3)	—
Total revenues	$383	2.0	1.9

Change in revenues was driven by the following factors:
•North America revenues, particularly in the Health Sciences segment, were positively impacted by the ramp up of several recently won large deals;
•Recently completed acquisitions contributed 200 basis points of growth to the overall change in revenues, including approximately 600 basis points of growth to our Products and Resources segment (primarily in North America) and approximately 150 basis points of growth to our Communications, Media and Technology segment (primarily in North America);
•The resale of third-party products, primarily in North America, in connection with our integrated offerings strategy, contributed 70 basis points of growth to the overall change in revenue;
•Reduced demand for discretionary work negatively impacted revenues across all segments. Clients in our Financial Services, Products and Resources, and Communications, Media and Technology segments were particularly affected;
•Revenue decline in our United Kingdom region was primarily driven by weakness in the Communications, Media and Technology and Financial Services segments; and
•Revenue decline in our Rest of World region was primarily driven by weakness in the Products and Resources and Financial Services segments.

4 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	31	December 31, 2024 Form 10-K

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$294M

é	0.3% as a % of revenues

¡ % of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was due to higher compensation costs, primarily as a result of a merit increase cycle, and the resale of third-party products in connection with our integrated offerings strategy, partially offset by the beneficial impact of foreign currency exchange rate movements and operational efficiencies.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily driven by the net savings generated from our NextGen program, partially offset by the impact of recently completed acquisitions, primarily as a result of transaction and integration related expenses.

ê	$29M

ê	0.5% as a % of revenues

¡ % of Revenues

Restructuring Charges
Restructuring charges consist of costs related to the NextGen program. Restructuring charges were $134 million or 0.7%, as a percentage of revenues for the year ended December 31, 2024, as compared to $229 million or 1.2%, as a percentage of revenue, for the year ended December 31, 2023. For further detail on our restructuring charges see Note 4 to our consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 1.9%, and was flat as a percentage of revenues, in 2024 as compared to 2023. The increase in amortization expense driven by intangible assets related to our recently completed acquisitions was partially offset by the decline of depreciation expense, which was driven by actions taken under our NextGen program.

Operating Margin and Adjusted Operating Margin[5] - Overall
The increase in our 2024 GAAP operating margin and Adjusted Operating Margin5 was primarily driven by net savings generated from our NextGen program and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs, primarily as a result of a merit increase cycle, and the dilutive impact of recently completed acquisitions, primarily as a result of transaction and integration related expenses and amortization of acquired intangibles. In addition, our 2024 and 2023 GAAP operating margins were negatively impacted by the NextGen charges, as discussed in Note 4 to our consolidated financial statements, which were excluded from our Adjusted Operating Margin5.

5 Adjusted Income From Operations and Adjusted Operating Margin are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	32	December 31, 2024 Form 10-K

A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 24% of our global operating costs during the year ended December 31, 2024. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Including the impact of the hedges, the depreciation of the Indian rupee positively impacted our operating margin for the year ended December 31, 2024 by 44 basis points as compared to the year ended December 31, 2023.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 25 basis points in 2024. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points (excluding the impact of our cash flow hedges). In 2024, the settlement of our cash flow hedges positively impacted our operating margin by approximately 6 basis points, compared to a negative impact of 13 basis points in 2023.

Segment Operating Profit
Segment operating profit and operating margin percentage were as follows:

Segment operating profit	%	Segment operating margin
In 2024, segment operating margins across all our segments were negatively impacted by increased compensation costs, partially offset by savings generated from our NextGen program and the beneficial impact of foreign currency exchange rate movements. Segment operating profit in the Health Sciences and Communications, Media and Technology segments was negatively impacted by resales of third-party products in connection with our integrated offerings strategy and higher costs typical to the initial phases of several recently won large deals. Segment operating profit in the Products and Resources segment was negatively impacted by the dilutive impact of the Belcan acquisition. Segment operating profit in the Financial Services segment was positively impacted by reduced resales of third-party products in connection with our integrated offerings strategy.
Total segment operating profit was as follows for the year ended December 31:

(Dollars in millions)	2024	% of Revenues	2023	% of Revenues	Increase / (Decrease)
Total segment operating profit	$4,156	21.1	$4,117	21.3	$39
Less: unallocated costs	1,264	6.4	1,428	7.4	(164)
Income from operations	$2,892	14.7	$2,689	13.9	$203

The decrease in unallocated costs for 2024 as compared to 2023 was primarily driven by lower corporate expenses as well as lower NextGen charges of $134 million in 2024 as compared to $229 million in 2023 (see Note 4 to our consolidated financial statements).

Cognizant	33	December 31, 2024 Form 10-K

Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the years ended December 31:

(in millions)	2024	2023	Increase / Decrease
Foreign currency exchange gains (losses)	$(29)	$42	$(71)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	10	(40)	50
Foreign currency exchange gains (losses), net	(19)	2	(21)
Interest income	119	126	(7)
Interest expense	(54)	(41)	(13)
Other, net	—	11	(11)
Total other income (expense), net	$46	$98	$(52)
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of December 31, 2024, the notional value of our undesignated hedges was $489 million. Interest income for the year ended December 31, 2024 decreased by $7 million as compared to 2023. While our invested balances decreased during the year ended December 31, 2024, primarily due to the required payment related to the ITD dispute in January 2024 (see Note 11 to our consolidated financial statements) and the Belcan acquisition in August 2024, we benefited from higher interest rates compared to the year ended December 31, 2023. Interest expense for the year ended December 31, 2024 increased by $13 million as compared to 2023 primarily due to the drawdown on our revolving credit facility in connection with the Belcan acquisition.

Provision for Income Taxes

é	$45M
¡ Effective Income Tax Rate é 0.3%

See Note 11 to our consolidated financial statements for additional information.

In December 2021, the OECD adopted model rules for a global framework to impose a 15% global minimum tax referred to as Pillar Two with a targeted effective date of January 1, 2024. The OECD has continued and is continuing to issue additional guidance on the operation of the model rules. While the United States has not enacted Pillar Two, certain countries in which we operate have adopted their own version of the Pillar Two model rules. Although Management continues to monitor additional guidance from the OECD and countries’ implementation of Pillar Two, based on current guidance, our net income, cash flows, or financial condition has not and will not in the future be materially impacted by Pillar Two.

Net Income
The increase in net income was driven by the increase in income from operations.

é	$114M

é	0.3% as a % of revenues

¡ % of Revenues

Cognizant	34	December 31, 2024 Form 10-K

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
Our non-GAAP financial measures Adjusted Operating Margin and Adjusted Income from Operations exclude unusual items, such as NextGen charges. Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, such as NextGen charges, and net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. For further detail on the NextGen charges, see Note 4 to our consolidated financial statements. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues. Free cash flow is defined as cash flows from operating activities net of purchases of property and equipment.

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure, as applicable, for the years ended December 31:

(Dollars in millions, except per share data)	2024	% of Revenues	2023	% of Revenues
GAAP income from operations and operating margin	$2,892	14.7%	$2,689	13.9%
NextGen charges (1)	134	0.6	229	1.2
Adjusted Income From Operations and Adjusted Operating Margin	$3,026	15.3%	$2,918	15.1%

GAAP diluted EPS	$4.51		$4.21
Effect of NextGen charges, pre-tax	0.27		0.45
Effect of non-operating foreign currency exchange losses (gains), pre-tax (2)	0.04		—
Tax effect of above adjustments (3)	(0.07)		(0.11)
Adjusted Diluted EPS	$4.75		$4.55

Net cash provided by operating activities	$2,124		$2,330
Purchases of property and equipment	(297)		(317)
Free cash flow	$1,827		$2,013

(1)    Consists of employee separation, facility exit and other costs incurred in connection with the NextGen program. See Note 4 to our consolidated financial statements for additional information.

Cognizant	35	December 31, 2024 Form 10-K

(2)    Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
(3)    Presented below are the tax impacts of our non-GAAP adjustments to pre-tax income for the years ended December 31:

(in millions)	2024	2023
Non-GAAP income tax benefit (expense) related to:
NextGen charges	$34	$59
Foreign currency exchange gains and losses	(4)	(6)
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

Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $2,243 million. Additionally, as of December 31, 2024, we had available capacity under our credit facilities of approximately $1.55 billion.
The following table provides a summary of our cash flows for the years ended December 31:

(in millions)	2024	2023	Increase / Decrease
Net cash provided by (used in):
Operating activities	$2,124	$2,330	$(206)
Investing activities	(1,646)	(331)	(1,315)
Financing activities	(915)	(1,609)	694
Other Cash Flow Information[6]
Free cash flow	1,827	2,013	(186)
Operating activities6
The decrease in cash provided by operating activities in 2024 compared to 2023 was primarily driven by the $360 million payment made in relation to our dispute with the ITD in January 2024 (see Note 11 to our consolidated financial statements).
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 78 days as of December 31, 2024, 77 days as of December 31, 2023 and 74 days as of December 31, 2022.
Investing activities
The increase in cash used in investing activities in 2024 compared to 2023 was primarily driven by higher payments for business combinations as well as lower net maturities of investments in 2024.
Financing activities
The decrease in cash used in financing activities in 2024 compared to 2023 was primarily driven by lower repurchases of common stock and net borrowings under the revolving credit facility to finance the Belcan acquisition.
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. As of December 31, 2024, we had $300 million outstanding on the revolving credit facility, consisting of a Term Benchmark loan with a maturity of October 2027 and an Interest Period (as defined in the Credit Agreement) of one month. We are required under the Credit Agreement to make scheduled quarterly
6 Free cash flow is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	36	December 31, 2024 Form 10-K

principal payments on the Term Loan. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of December 31, 2024 and through the date of this filing. See Note 10 to our consolidated financial statements.
Capital Allocation Framework

Acquisitions

Share repurchases

Dividend payments

Our capital allocation framework anticipates the deployment of approximately 50% of our free cash flow7 for acquisitions and 50% for share repurchases and dividend payments. We review our capital allocation on an ongoing basis, considering our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.
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
We expect operating cash flows, cash and short-term investment balances, together with the available capacity under our revolving credit facilities, to be sufficient to meet our operating requirements, including purchase commitments, tax payments, including the Tax Reform Act transition tax payment, and servicing our debt for the next twelve months. Our remaining Tax Reform Act transition tax payment of $157 million is due in the second quarter of 2025. In 2024, our Tax Reform Act transition tax payment was $123 million. Additionally, we have purchase commitments of approximately $1.1 billion that will be paid over the next four years, of which approximately $440 million will be paid during the next twelve months. In addition, see Note 7 to our consolidated financial statements for a description of our operating lease obligations.
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

Cognizant	37	December 31, 2024 Form 10-K

under which the total value of revenues is recognized on the basis of the percentage that each contract’s total labor cost to-date bears to the total expected labor costs. Revenues related to fixed-price application maintenance, quality engineering and assurance and business process services are recognized using the cost-to-cost method, if the right to invoice is not representative of the value being delivered. The cost-to-cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information. Such estimates and changes in estimates involve the use of judgment. The cumulative impact of any change in estimates is reflected in the financial reporting period in which the change in estimate becomes known. Net changes in estimates of such future costs were immaterial to the consolidated results of operations for the periods presented.
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
Our provision for income taxes also includes the impact of reserves established for uncertain income tax positions, as well as the related interest, which may require us to apply judgment to complex issues and may require an extended period of time to resolve. We apply a “more likely than not” threshold when assessing the need for a reserve for an uncertain tax position, which involves significant judgment. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final outcome of these matters will not differ from our recorded amounts. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of the applicable statute of limitations. Additionally, we have tax positions that we believe are more likely than not to be realized and for which we have therefore not established a reserve. To the extent that the final outcome of these matters differs from the amounts recorded, such differences may materially impact, positively or negatively, the provision for income taxes in the period in which such determination is made.
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
We estimate the fair value of our reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using market multiples. Under the income approach, we estimate projected future cash flows, the timing of such cash flows and long-term growth rates and determine the appropriate discount rate that reflects the risk inherent in the projected future cash flows. The discount rate used is based on a market participant weighted-average cost of capital and may be adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected future cash flows. Under the market approach, we estimate fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Cognizant	38	December 31, 2024 Form 10-K

Based on our most recent evaluation of goodwill performed during the fourth quarter of 2024, we concluded that the goodwill in each of our reporting units was not at risk of impairment. As of December 31, 2024, our goodwill balance was $6,953 million.
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

Revenues from our clients in the United Kingdom, Continental Europe and Rest of World represented 9.2%, 9.8% and 6.5%, respectively, of our 2024 revenues, and are typically denominated in currencies other than the U.S. dollar. Accordingly, our revenues may be affected by fluctuations in the exchange rates, primarily the British pound and the Euro, as compared to the U.S. dollar.

A predominant portion of our costs in India are denominated in the Indian rupee, representing 24% of our global operating costs during 2024, and are subject to foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations.

We have entered into a series of foreign exchange forward and option contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2024, the notional value and weighted average contract rates of these contracts by year of maturity were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2025	$2,010	85.8
2026	920	87.5
Total	$2,930	86.3

As of December 31, 2024, the net unrealized loss on our outstanding foreign exchange forward and option contracts designated as cash flow hedges was $34 million. Based upon a sensitivity analysis at December 31, 2024, which estimates the fair value of the contracts assuming certain market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of our foreign exchange forward contracts designated as cash flow hedges of approximately $277 million.

A portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In 2024, we reported foreign currency exchange losses, exclusive of hedging gains, of approximately $29 million, which were primarily attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. We use foreign exchange forward contracts that are scheduled to mature in the first quarter of 2025 to provide an economic hedge against balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. At December 31, 2024, the notional value of these outstanding contracts was $489 million and the net unrealized loss was $1 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31,

Cognizant	39	December 31, 2024 Form 10-K

2024, which estimates the fair value of the contracts assuming certain market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of our foreign exchange forward contracts not designated as hedges of approximately $30 million.

Interest Rate Risk
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are due to mature in October 2027. As of December 31, 2024, The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). The Term Loan is a Term Benchmark loan. As of December 31, 2024, we had $300 million outstanding on the revolving credit facility, consisting of a Term Benchmark loan with a maturity of October 2027 and an Interest Period (as defined in the Credit Agreement) of one month. Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 100 basis point change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
We have $1,031 million of cash equivalents, and $12 million of short-term investments as of December 31, 2024. Our cash equivalents, which consist of money market funds and time deposits, and our short-term investments, which consist primarily of a U.S. dollar denominated investment in a fixed income mutual fund, are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of the instruments. As of December 31, 2024, a 100 basis point change in interest rates, with all other variables held constant, would have an immaterial effect on the fair value of our cash equivalents as well as short-term investments.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cognizant	40	December 31, 2024 Form 10-K

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Belcan, which we acquired on August 26, 2024. Belcan's operations represented approximately 7.7% of our consolidated total assets and 1.5% of our consolidated revenues as of and for the year ended December 31, 2024.
Based on its evaluation, our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting, as stated in their report which is included on page F-2.
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

Item 9B. Other Information
(c) Trading Plans
No director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K) during the three months ended December 31, 2024, except as follows:

Name	Title	Action	Date of adoption/termination	Scheduled expiration date(1)	Aggregate number of securities to be purchased/sold
Michael Patsalos-Fox	Director	Adoption	December 13, 2024	February 20, 2026	Sale of up to 25,000 shares of common stock
(1) The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
Each of the trading arrangements listed in the above table is intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Cognizant	41	December 31, 2024 Form 10-K

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
We have adopted an insider trading policy governing purchases, sales and/or other dispositions of our securities by our directors, officers, employees and other covered persons, as well as the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The remaining information required by this item will be included under the caption "Corporate governance" in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Cognizant	42	December 31, 2024 Form 10-K

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(2) Consolidated Financial Statement Schedule. Reference is made to the Index to Financial Statement Schedule on Page F-1.

(3) Exhibits.
Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated June 5, 2024, among Propulsion Holdings, LLC, Cognizant Domestic Holdings Corporation, Eagle Acquisition Sub, LLC, and Propulsion Intermediate, LP	8-K	000-24429	2.1	6/10/2024
3.1	Amended and Restated Certificate of Incorporation, dated June 4, 2024	8-K	000-24429	3.1	6/7/2024
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
4.1	Specimen Certificate for shares of Class A common stock	S-4/A	333-101216	4.2	1/30/2003
4.2	Description of Capital Stock	10-K	000-24429	4.2	2/14/2020
10.1†	Form of Indemnification Agreement for Directors and Officers	10-Q	000-24429	10.1	8/7/2013
10.2†	Form of Amended and Restated Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, between the Company and each of the following current or former Executive Officers: Robert Telesmanic, Balu Ganesh Ayyar and John Kim	10-K	000-24429	10.3	2/27/2018
10.3†	2022 Form of Executive Employment and Non-Disclosure, Non-Competition and Invention Assignment Agreement between the Company and each of the following current or former Executive Officers: Surya Gummadi, Kathryn Diaz and Jatin Dalal	10-Q	000-24429	10.1	7/28/2022
10.4†	Executive Employment and Non-Disclosure, Non-Competition and Invention Assignment Agreement, entered into between the Company and Ravi Kumar Singisetti, dated effective January 12, 2023	8-K	000-24429	10.2	1/12/2023
10.5†	Offer Letter, by and between the Company and Ravi Kumar Singisetti, acknowledged and agreed January 9, 2023	8-K	000-24429	10.1	1/12/2023
10.6†	Offer Letter, by and between the Company and Jatin Dalal, acknowledged and agreed September 25, 2023	8-K	000-24429	10.1	9/28/2023
10.7†	Description of Reimbursement Arrangement with Jatin Dalal	10-Q	000-24429	10.1	10/30/2024
10.8†	Non-Employee Director Compensation Guidelines (effective as of June 4, 2024)	10-Q	000-24429	10.9	7/31/2024

Cognizant	43	December 31, 2024 Form 10-K

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
10.9†	2004 Employee Stock Purchase Plan (as amended and restated effective as of January 1, 2022)	10-K	000-24429	10.7	2/16/2022
10.10†	Cognizant Technology Solutions Corporation Amended and Restated 2009 Incentive Compensation Plan, effective March 9, 2015	10-Q	000-24429	10.1	5/4/2015
10.11†	Form of Restricted Stock Unit Award Agreement Non-Employee Director Deferred Issuance	8-K	000-24429	10.7	7/6/2009
10.12†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance	8-K	000-24429	10.8	7/6/2009
10.13†	Cognizant Technology Solutions Corporation 2017 Incentive Award Plan	8-K	000-24429	10.1	6/7/2017
10.14†	Form of Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.2	8/3/2017
10.15†	Form of Performance-Based Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.3	8/3/2017
10.16†	Form of Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.4	8/3/2017
10.17†	Form of Stock Option Grant Notice and Stock Option Agreement	10-Q	000-24429	10.5	8/3/2017
10.18†	Form of Restricted Stock Unit Award Grant Notice (March 5, 2020 form)	10-Q	000-24429	10.1	5/8/2020
10.19†	Form of Performance-Based Restricted Stock Unit Award Grant Notice (March 5, 2020 form)	10-Q	000-24429	10.2	5/8/2020
10.20†	Cognizant Technology Solutions Corporation 2023 Incentive Award Plan	S-8	333-272444	99.1	6/6/2023
10.21†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Grant Notice for Employees, including Executive Officers					Filed
10.22†	Form of Cognizant Technology Solutions Corporation Performance-Based Restricted Stock Unit Award Grant Notice					Filed
10.23†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Grant Notice for Non-Employee Director (Non-Deferred)					Filed
10.24†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Grant Notice Non-Employee Director (Deferred Settlement)					Filed
10.25†	Form of Cognizant Technology Solutions Corporation Deferred Stock Unit Award Grant Notice Non-Employee Director (for Deferred Equity in lieu of Cash Retainer)					Filed
10.26†	Letter Agreement with each of Steven Rohleder and Sandra Wijnberg regarding grant of dividend equivalents on previously issued Deferred Stock Units	10-Q	000-24429	10.8	8/3/2023
10.27†	Retirement, Death and Disability Policy	10-Q	000-24429	10.1	7/30/2020
10.28†	Cognizant Technology Solutions Corporation Senior Executive Cash Severance Policy	8-K	000-24429	10.1	3/6/2023

Cognizant	44	December 31, 2024 Form 10-K

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
10.29	Credit Agreement, dated as of October 6, 2022, among Cognizant Technology Solutions Corporation, Cognizant Worldwide Limited, certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-24429	10.1	10/7/2022
10.30	Amendment No. 1 to the Credit Agreement, dated as of October 6, 2022, among Cognizant Technology Solutions Corporation, Cognizant Worldwide Limited, certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	000-24429	10.2	7/31/2024
10.31†	First Amendment to the 2004 Employee Stock Purchase Plan (as amended and restated effective as of January 1, 2022)	S-8	333-272444	99.3	6/6/2023
19.1	Cognizant Technology Solutions Corporation Insider Trading Policy					Filed
21.1	List of subsidiaries of the Company					Filed
23.1	Consent of PricewaterhouseCoopers LLP					Filed
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					Filed
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					Filed
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)					Furnished
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)					Furnished
97.1	Cognizant Technology Solutions Corporation Rule 10D-1 Compensation Recoupment (Clawback) Policy adopted September 6, 2023	10-K	000-24429	97.1	2/14/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

Cognizant	45	December 31, 2024 Form 10-K

Item 16. Form 10-K Summary
None.

Cognizant	46	December 31, 2024 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/S/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAVI KUMAR S	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2025
Ravi Kumar S

/s/ JATIN DALAL	Chief Financial Officer (Principal Financial Officer)	February 12, 2025
Jatin Dalal

/s/ ROBERT TELESMANIC	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2025
Robert Telesmanic

/s/ STEPHEN J. ROHLEDER	Chair of the Board and Director	February 12, 2025
Stephen J. Rohleder

/s/ ZEIN ABDALLA	Director	February 12, 2025
Zein Abdalla

/s/ VINITA BALI	Director	February 12, 2025
Vinita Bali

/s/ ERIC BRANDERIZ	Director	February 12, 2025
Eric Branderiz

/s/ ARCHANA DESKUS	Director	February 12, 2025
Archana Deskus

/s/ JOHN M. DINEEN	Director	February 12, 2025
John M. Dineen

/s/ LEO S. MACKAY, JR.	Director	February 12, 2025
Leo S. Mackay, Jr.

/s/ MICHAEL PATSALOS-FOX	Director	February 12, 2025
Michael Patsalos-Fox

/s/ ABRAHAM SCHOT	Director	February 12, 2025
Abraham Schot

/s/ KARIMA SILVENT	Director	February 12, 2025
Karima Silvent

/s/ JOSEPH M. VELLI	Director	February 12, 2025
Joseph M. Velli

/s/ SANDRA S. WIJNBERG	Director	February 12, 2025
Sandra S. Wijnberg

Cognizant	47	December 31, 2024 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Cognizant	F-1	December 31, 2024 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Cognizant Technology Solutions Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Belcan from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Belcan from our audit of internal control over financial reporting. Belcan is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 7.7% and 1.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Cognizant	F-2	December 31, 2024 Form 10-K

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

Revenue Recognition – Expected Labor Costs to Complete for Certain Fixed-Price Contracts

As described in Notes 1 and 2 to the consolidated financial statements, fixed-price contracts comprised $9.0 billion of the Company’s total revenues for the year ended December 31, 2024, which includes performance obligations where control is transferred over time. For performance obligations where control is transferred over time, revenues are recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based primarily on the nature of the deliverables to be provided. Management recognizes revenues related to fixed-price contracts for application development and systems integration services, consulting or other technology services as the service is performed using the cost-to-cost method, under which the total value of revenues is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs. The cost-to-cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information. Revenues related to fixed-price application maintenance, quality engineering and assurance as well as business process services are recognized based on management’s right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered. If management’s invoicing is not consistent with the value delivered, revenues are recognized as the service is performed based on the cost-to-cost method described above.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2025

We have served as the Company’s auditor since 1997.

Cognizant	F-3	December 31, 2024 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions, except par values)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,231	$2,621
Short-term investments	12	14
Trade accounts receivable, net	4,059	3,849
Other current assets	1,202	1,022
Total current assets	7,504	7,506
Property and equipment, net	994	1,048
Operating lease assets, net	552	611
Goodwill	6,953	6,085
Intangible assets, net	1,599	1,149
Deferred income tax assets, net	1,248	993
Long-term investments	90	435
Other noncurrent assets	1,026	656
Total assets	$19,966	$18,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$340	$337
Deferred revenue	450	385
Short-term debt	33	33
Operating lease liabilities	152	153
Accrued expenses and other current liabilities	2,610	2,425
Total current liabilities	3,585	3,333
Deferred revenue, noncurrent	30	42
Operating lease liabilities, noncurrent	420	523
Deferred income tax liabilities, net	154	226
Long-term debt	875	606
Long-term income taxes payable	—	157
Other noncurrent liabilities	494	369
Total liabilities	5,558	5,256
Commitments and contingencies (See Note 15)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 495 and 498 shares issued and outstanding as of December 31, 2024 and 2023, respectively	5	5
Additional paid-in capital	13	15
Retained earnings	14,686	13,301
Accumulated other comprehensive income (loss)	(296)	(94)
Total stockholders’ equity	14,408	13,227
Total liabilities and stockholders’ equity	$19,966	$18,483
The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-4	December 31, 2024 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Revenues	$19,736	$19,353	$19,428
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	12,958	12,664	12,448
Selling, general and administrative expenses	3,223	3,252	3,443
Restructuring charges	134	229	—
Depreciation and amortization expense	529	519	569
Income from operations	2,892	2,689	2,968
Other income (expense), net:
Interest income	119	126	59
Interest expense	(54)	(41)	(19)
Foreign currency exchange gains (losses), net	(19)	2	7
Other, net	—	11	1
Total other income (expense), net	46	98	48
Income before provision for income taxes	2,938	2,787	3,016
Provision for income taxes	(713)	(668)	(730)
Income (loss) from equity method investments	15	7	4
Net income	$2,240	$2,126	$2,290
Basic earnings per share	$4.52	$4.21	$4.42
Diluted earnings per share	$4.51	$4.21	$4.41
Weighted average number of common shares outstanding—Basic	496	505	518
Dilutive effect of shares issuable under stock-based compensation plans	1	—	1
Weighted average number of common shares outstanding—Diluted	497	505	519
The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-5	December 31, 2024 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income	$2,240	$2,126	$2,290
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(150)	144	(228)
Unrealized gains and losses on cash flow hedges	(35)	61	(108)
Loss on defined benefit plans	(17)	—	—
Other comprehensive income (loss)	(202)	205	(336)
Comprehensive income	$2,038	$2,331	$1,954
The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-6	December 31, 2024 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2021	525	$5	$27	$11,922	$37	$11,991
Net income	—	—	—	2,290	—	2,290
Other comprehensive income (loss)	—	—	—	—	(336)	(336)
Common stock issued, stock-based compensation plans	4	—	86	—	—	86
Stock-based compensation expense	—	—	261	—	—	261
Repurchases of common stock	(20)	—	(359)	(1,059)	—	(1,418)
Dividends declared, $1.08 per share	—	—	—	(565)	—	(565)
Balance, December 31, 2022	509	5	15	12,588	(299)	12,309
Net income	—	—	—	2,126	—	2,126
Other comprehensive income (loss)	—	—	—	—	205	205
Common stock issued, stock-based compensation plans	4	—	71	—	—	71
Stock-based compensation expense	—	—	176	—	—	176
Repurchases of common stock	(15)	—	(247)	(823)	—	(1,070)
Dividends declared, $1.16 per share	—	—	—	(590)	—	(590)
Balance, December 31, 2023	498	5	15	13,301	(94)	13,227
Net income	—	—	—	2,240	—	2,240
Other comprehensive income (loss)	—	—	—	—	(202)	(202)
Common stock issued, stock-based compensation plans	4	—	63	—	—	63
Common stock issued, acquisition related	1	—	113	—	—	113
Stock-based compensation expense	—	—	175	—	—	175
Repurchases of common stock	(8)	—	(353)	(255)	—	(608)
Dividends declared, $1.20 per share	—	—	—	(600)	—	(600)
Balance, December 31, 2024	495	$5	$13	$14,686	$(296)	$14,408

The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-7	December 31, 2024 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$2,240	$2,126	$2,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	542	555	569
Deferred income taxes	(355)	(339)	(273)
Stock-based compensation expense	175	176	261
Other, net	32	1	45
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(49)	(43)	(238)
Other current and noncurrent assets	(386)	123	343
Accounts payable	(23)	(23)	(11)
Deferred revenue, current and noncurrent	44	(4)	(26)
Other current and noncurrent liabilities	(96)	(242)	(392)
Net cash provided by operating activities	2,124	2,330	2,568
Cash flows from investing activities:
Purchases of property and equipment	(297)	(317)	(332)
Purchases of available-for-sale investment securities	—	(59)	(1,227)
Proceeds from maturity of available-for-sale investment securities	—	285	1,315
Purchases of held-to-maturity investment securities	—	(3)	(44)
Proceeds from maturity of held-to-maturity investment securities	3	24	54
Purchases of other investments	(2)	(379)	(546)
Proceeds from maturity or sale of other investments	265	527	1,013
Proceeds from sales of businesses	—	—	28
Payments for business combinations, net of cash acquired	(1,615)	(409)	(367)
Net cash (used in) investing activities	(1,646)	(331)	(106)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	63	71	86
Repurchases of common stock	(605)	(1,064)	(1,422)
Repayment of term loan borrowings and earnout obligations and finance leases	(73)	(25)	(686)
Proceeds from borrowings under the revolving credit facility	600	—	—
Repayment of notes outstanding under the revolving credit facility	(300)	—	—
Proceeds from debt refinancing	—	—	650
Debt issuance costs	—	—	(3)
Dividends paid	(600)	(591)	(564)
Net cash (used in) financing activities	(915)	(1,609)	(1,939)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(49)	33	(21)
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(486)	423	502
Cash, cash equivalents and restricted cash, beginning of year	2,717	2,294	1,792
Cash, cash equivalents, and restricted cash and cash equivalents, end of year	$2,231	$2,717	$2,294
Supplemental information:
Cash paid for income taxes during the year	$1,120	$1,245	$813
Cash interest paid during the year	$53	$40	$15
The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-8	December 31, 2024 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share data)

Note 1 — Business Description and Summary of Significant Accounting Policies
The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise.
Description of Business. We are one of the world’s leading professional services companies, engineering modern businesses and delivering strategic outcomes for our clients. We help clients modernize technology, reimagine processes and transform experiences so they can stay ahead in today's fast-changing world, where AI is beginning to reshape organizations in every field. We provide industry expertise and close client collaboration, combining critical perspective with a flexible engagement style. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers. Our collaborative services include digital services and solutions, consulting, application development, systems integration, quality engineering and assurance, engineering research and development, application maintenance, infrastructure and security as well as business process services and automation. Digital, AI-enhanced services continue to be an important part of our portfolio, aligning with our clients' focus on becoming data-enabled, customer-centric and differentiated businesses.
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
Cash and Cash Equivalents and Investments. Cash and cash equivalents consist of all cash balances, including money market funds and time deposits that have a maturity, at the date of purchase, of 90 days or less.
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

Cognizant	F-9	December 31, 2024 Form 10-K

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
Internal Use Software. We capitalize certain costs that are incurred to purchase, develop and implement internal-use software during the application development phase, which primarily include coding, testing and certain data conversion activities. These capitalized costs are reported in "Property and equipment, net" in our consolidated statements of financial position. Capitalized costs are amortized on a straight-line basis over the useful life of the software. Costs incurred in performing planning and post-implementation activities are expensed as incurred.
Cloud Computing Arrangements. We defer certain implementation costs that are incurred when implementing cloud computing service or software-as-a-service arrangements, which primarily include efforts associated with configuration and development activities. These capitalized costs are reported in "Other current assets" and "Other noncurrent assets" in our consolidated statements of financial position. Once the service is ready for use, deferred costs are expensed over the term of the arrangement and recognized in income from operations.
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

Cognizant	F-10	December 31, 2024 Form 10-K

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

Cognizant	F-11	December 31, 2024 Form 10-K

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

Revenues related to our non-hosted software license arrangements that do not require significant modification or customization of the underlying software are recognized when the software is delivered as control is transferred at a point in time. For software license arrangements that require significant functionality enhancements or modification of the software, revenues for the software license and related services are recognized as the services are performed in accordance with the methods applicable to application development and systems integration services described above. In software hosting arrangements, the rights provided to the customer, such as ownership of a license, contract termination provisions and the feasibility of the client to operate the software, are considered in determining whether the arrangement includes a license or a service. Sales and usage-based fees promised in exchange for licenses of intellectual property are not recognized as revenue until the uncertainty related to the variable amounts is resolved. Revenues related to software maintenance and support are recognized on a straight-line basis over the contract period.

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

We enter into arrangements that consist of multiple performance obligations. Such arrangements may include any combination of our deliverables. To the extent a contract includes multiple promised deliverables, we apply judgment to determine whether promised deliverables are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised deliverables are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to the customer. When not directly observable, we typically estimate standalone selling price by using the expected cost plus margin or, in limited circumstances, the residual value approach. We typically establish a standalone selling price range for our deliverables, which is reassessed on a periodic basis or when facts and circumstances change.

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

Cognizant	F-12	December 31, 2024 Form 10-K

not distinct, while services added to our other contracts, including application maintenance, quality engineering and assurance as well as business process services contracts, are typically distinct.
We enter into arrangements with third party suppliers to resell products or services. In such cases, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). In doing so, we evaluate whether we control the good or service before it is transferred to the customer. If we control the good or service before it is transferred to the customer, we are the principal; if not, we are the agent. Determining whether we control the good or service before it is transferred to the customer requires significant judgment.
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

Cognizant	F-13	December 31, 2024 Form 10-K

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
Defined Benefit Pension Plans. The funded status of the defined benefit pension plans, which is measured as the difference between the projected benefit obligation and the fair value of plan assets, is recognized on the consolidated statement of financial position. The projected benefit obligation is measured annually using actuarial valuation. Net periodic pension cost includes service cost, interest cost, expected return on plan assets, and amortization of gains and losses and prior service costs. Gains and losses and prior service costs are initially recognized as a component of other comprehensive income and subsequently amortized and recognized as a component of net periodic pension cost applying the requirements of applicable accounting guidance. Assumptions used in measuring the benefit obligation and net periodic pension cost, such as discount rates and expected return on plan assets, are reviewed annually and updated as needed.
Nonretirement Post-employment Benefit Plans. The obligation is measured as the undiscounted amount of expected future payments of benefits earned for service to-date adjusted for expected forfeitures.
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
Our provision for income taxes also includes the impact of reserves established for uncertain income tax positions, as well as the related interest, which may require us to apply judgment to complex issues and may require an extended period of time to resolve. We apply a “more likely than not” threshold when assessing the need for a reserve for an uncertain tax position, which involves significant judgment. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final outcome of these matters will not differ from our recorded amounts. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of the applicable statute of limitations. Additionally, we have tax positions that we believe are more likely than not to be realized and for which we have therefore not established a reserve. To the extent that the final outcome of these matters differs from the amounts recorded, such differences may materially impact, positively or negatively, the provision for income taxes in the period in which such determination is made.
Earnings Per Share. Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, computed using the treasury stock method, includes all potential dilutive common stock in the weighted average shares outstanding. We excluded less than 1 million of anti-dilutive shares in each of 2024, 2023 and 2022 from our diluted EPS calculation. We include PSUs in the dilutive common shares when they become contingently issuable per the authoritative guidance and exclude them when they are not contingently issuable.
Restructuring Charges. Restructuring charges principally consist of severance and related separation costs, facility exit costs, third party and other costs necessary to the restructuring program. The Company accrues for severance and other related separation costs when it is probable that termination benefits will be paid and the amount is reasonably estimable. Recognition

Cognizant	F-14	December 31, 2024 Form 10-K

of employee severance and other separation costs is also dependent on requirements established by severance policy, statutory laws, or historical experience. Facility exit costs generally reflect the accelerated lease expense for right-of-use assets, expected lease termination costs, and asset impairments in connection with closure of certain sites, net of gains on exit-related disposals. Third party and other costs include certain non-facility related asset impairments and professional services fees directly related to the restructuring program.
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
The adoption did not have significant impact on our disclosures. See Note 18 for disclosures that reflect the adoption of this standard.
New Accounting Pronouncements

Date Issued and Topic	Effective Date	Description	Impact
December 2023 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Annual period starting in 2025 Prospective basis	The standard requires enhanced income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information.	We are currently evaluating the impact of the new standard on our disclosures.
November 2024 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)	Annual period starting in 2027 and interim periods starting in 2028 Prospective basis
The standard is intended to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods.
We are currently evaluating the impact of the new standard on our disclosures.

Cognizant	F-15	December 31, 2024 Form 10-K

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

	Year Ended December 31, 2024
(in millions)	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$5,072	$4,075	$3,272	$2,279	$14,698
United Kingdom	186	572	558	511	1,827
Continental Europe	559	613	605	155	1,932
Europe - Total	745	1,185	1,163	666	3,759
Rest of World	115	493	347	324	1,279
Total	$5,932	$5,753	$4,782	$3,269	$19,736

Service line:
Consulting and technology services	$3,456	$4,022	$3,193	$1,821	$12,492
Outsourcing services	2,476	1,731	1,589	1,448	7,244
Total	$5,932	$5,753	$4,782	$3,269	$19,736

Type of contract:
Time and materials	$1,968	$3,188	$1,995	$1,775	$8,926
Fixed-price	2,878	2,384	2,442	1,324	9,028
Transaction or volume-based	1,086	181	345	170	1,782
Total	$5,932	$5,753	$4,782	$3,269	$19,736

Cognizant	F-16	December 31, 2024 Form 10-K

	Year Ended December 31, 2023
(in millions)	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$4,865	$4,091	$3,102	$2,205	$14,263
United Kingdom	167	613	534	571	1,885
Continental Europe	533	605	612	159	1,909
Europe - Total	700	1,218	1,146	730	3,794
Rest of World	109	500	380	307	1,296
Total	$5,674	$5,809	$4,628	$3,242	$19,353

Service line:
Consulting and technology services	$3,238	$3,965	$3,010	$1,751	$11,964
Outsourcing services	2,436	1,844	1,618	1,491	7,389
Total	$5,674	$5,809	$4,628	$3,242	$19,353

Type of contract:
Time and materials	$2,004	$3,215	$1,837	$1,832	$8,888
Fixed-price	2,600	2,369	2,435	1,260	8,664
Transaction or volume-based	1,070	225	356	150	1,801
Total	$5,674	$5,809	$4,628	$3,242	$19,353

	Year Ended December 31, 2022
(in millions)	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$4,853	$4,312	$3,078	$2,192	$14,435
United Kingdom	171	599	521	519	1,810
Continental Europe	483	590	585	137	1,795
Europe - Total	654	1,189	1,106	656	3,605
Rest of World	124	571	382	311	1,388
Total	$5,631	$6,072	$4,566	$3,159	$19,428

Service line:
Consulting and technology services	$3,226	$4,207	$3,017	$1,775	$12,225
Outsourcing services	2,405	1,865	1,549	1,384	7,203
Total	$5,631	$6,072	$4,566	$3,159	$19,428

Type of contract:
Time and materials	$2,010	$3,516	$1,856	$1,797	$9,179
Fixed-price	2,471	2,265	2,357	1,206	8,299
Transaction or volume-based	1,150	291	353	156	1,950
Total	$5,631	$6,072	$4,566	$3,159	$19,428

Cognizant	F-17	December 31, 2024 Form 10-K

Costs to Fulfill
The following table shows significant movements in the capitalized costs to fulfill:

(in millions)	2024	2023
Beginning balance	$245	$265
Costs capitalized	53	67
Amortization expense	(89)	(87)
Ending balance	$209	$245
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows significant movements in contract assets (current and noncurrent):

(in millions)	2024	2023
Beginning balance	$316	$326
Revenues recognized during the period but not billed	358	308
Amounts reclassified to trade accounts receivable	(288)	(327)
Amounts acquired in business combinations	—	9
Ending balance	$386	$316
The table below shows significant movements in the deferred revenue balances (current and noncurrent):

(in millions)	2024	2023
Beginning balance	$427	$417
Amounts billed but not recognized as revenues	421	406
Revenues recognized related to the beginning balance of deferred revenue	(380)	(409)
Amounts acquired in business combinations	12	13
Ending balance	$480	$427
Revenues recognized during the year ended December 31, 2024 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of December 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations, was $4,911 million, of which approximately 35% is expected to be recognized as revenues within 1 year, approximately 55% is expected to be recognized as revenues within 2 years and approximately 90% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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

Cognizant	F-18	December 31, 2024 Form 10-K

Trade Accounts Receivable and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses for the trade accounts receivable:

(in millions)	2024	2023	2022
Beginning balance	$32	$43	$50
Credit loss expense (1)	12	12	9
Write-offs charged against the allowance	(18)	(23)	(16)
Ending balance	$26	$32	$43
(1)Reported in "Selling, general and administrative expenses" in our consolidated statements of operations.

Note 3 — Business Combinations
Acquisitions completed during each of the three years ended December 31, 2024, 2023 and 2022 were not individually or in the aggregate material to our operations. Accordingly, pro forma results have not been presented. The primary items that generated goodwill are the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an identifiable intangible asset.
2024
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
The allocations of purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	Thirdera	Belcan	Total	Weighted Average Useful Life
Cash	$8	$55	$63
Trade accounts receivable	21	173	194
Other current assets	11	22	33
Property and equipment and other noncurrent assets	2	22	24
Operating lease assets	—	55	55
Non-deductible goodwill	180	614	794
Tax-deductible goodwill	164	—	164
Customer relationship assets	73	539	612	11.0 years
Other definite-lived intangible assets	1	—	1	1.0 years
Indefinite-lived intangible assets	—	45	45
Operating lease liabilities, current	—	(8)	(8)
Other current liabilities	(29)	(72)	(101)
Deferred income tax liabilities, net	(3)	(34)	(37)
Operating lease liabilities, noncurrent	—	(48)	(48)
Purchase price	$428	$1,363	$1,791

Goodwill from our acquisition of Thirdera is expected to benefit all of our reportable segments and has been allocated as such. Goodwill from our acquisition of Belcan has been allocated to our Product and Resources segment. For the year ended December 31, 2024, revenues from acquisitions completed in 2024, since the dates of acquisition, were $384 million. The above allocations are preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

Cognizant	F-19	December 31, 2024 Form 10-K

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
2022
In 2022, we acquired 100% ownership in each of the following:
•AustinCSI, a digital transformation consultancy specializing in enterprise cloud and data analytics advisory services, acquired to complement our technology and industry expertise (acquired December 15, 2022), and
•Utegration, a full service consulting and solutions provider specializing in SAP technology and SAP-certified products for the energy and utilities sectors, acquired to expand and strengthen our industry expertise in our SAP practice (acquired December 19, 2022).
The allocations of purchase price to the fair value of the assets acquired and liabilities assumed were as follows:

(dollars in millions)	AustinCSI	Utegration	Total	Weighted Average Useful Life
Cash	$—	$5	$5
Trade accounts receivable	9	19	28
Property and equipment and other assets	4	6	10
Non-deductible goodwill	—	23	23
Tax-deductible goodwill	83	98	181
Customer relationship assets	69	82	151	12.7 years
Other intangible assets	—	2	2	6.7 years
Current liabilities	(3)	(18)	(21)
Noncurrent liabilities	(1)	(3)	(4)
Purchase price	$161	$214	$375
For the year ended December 31, 2022, revenues from acquisitions completed in 2022, since the dates of acquisition, were immaterial.

Cognizant	F-20	December 31, 2024 Form 10-K

Note 4 — Restructuring Charges
At the end of 2024, we completed our NextGen program, which began in the second quarter of 2023 and was aimed at simplifying our operating model, optimizing corporate functions and consolidating and realigning office space to reflect the post-pandemic hybrid work environment.
The total costs related to our NextGen program are reported in "Restructuring charges" in our consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs.” See Note 18. The costs related to our NextGen program were as follows for the years ended December 31:

(in millions)	2024	2023
Employee separation costs	$85	$115
Facility exit costs (1)	36	108
Third party and other costs (2)	13	6
Total restructuring charges	$134	$229

(1)For the year ended December 31, 2024, facility exit costs include lease restructuring of $23 million and accelerated depreciation charges of $13 million. For the year ended December 31, 2023, facility exit costs include lease restructuring of $71 million, accelerated depreciation charges of $36 million and impairment of long-lived assets of $1 million.
(2)Third party and other costs include certain non-facility related asset impairments and professional services fees directly related to the NextGen program.
Changes in our accrued employee separation costs included in "Accrued expenses and other current liabilities" in our consolidated statements of financial position are presented in the table below for the years ended December 31:

(in millions)	2024	2023
Beginning balance	$42	$—
Employee separation costs accrued	85	115
Payments made	(92)	(73)
Ending balance	$35	$42
There were no restructuring charges during 2022.

Note 5 — Investments
Our investments were as follows as of December 31:

(in millions)	2024	2023
Short-term investments:
Equity investment security	$11	$11
Held-to-maturity investment securities	—	3
Time deposits	1	—
Total short-term investments	$12	$14

Long-term investments:
Other investments	$90	$80
Restricted time deposits(1)	—	355
Total long-term investments	$90	$435

(1)As of December 31, 2023 the balance of restricted time deposits contained $96 million of restricted cash equivalents. See Note 11.
Equity Investment Security
Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. Realized and unrealized gains and losses were immaterial for each of the years ended December 31, 2024, 2023 and 2022.

Cognizant	F-21	December 31, 2024 Form 10-K

Other Investments
As of December 31, 2024 and 2023, we had an equity method investment of $84 million and $74 million, respectively, in the technology sector. Additionally, as of each of December 31, 2024 and 2023, we had equity securities without a readily determinable fair value of $6 million.

Note 6 — Property and Equipment, net
Property and equipment were as follows as of December 31:

	Estimated Useful Life	2024	2023
	(in years)	(in millions)
Buildings	30	$736	$769
Computer equipment	3 – 5	811	794
Computer software	3 – 8	1,024	1,007
Furniture and equipment	5 – 9	716	733
Land		6	7
Capital work-in-progress		115	88
Leasehold improvements	Shorter of the lease term or the life of the asset	373	422
Sub-total		3,781	3,820
Accumulated depreciation and amortization		(2,787)	(2,772)
Property and equipment, net		$994	$1,048

Depreciation and amortization expense related to property and equipment was $354 million, $390 million and $385 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024 and 2023, $13 million and $36 million, respectively, of our depreciation and amortization expense was reported in "Restructuring charges". As of December 31, 2024, we had $9 million of physical assets held for sale reported in "Other current assets". We had no assets held for sale as of December 31, 2023.
The gross amount of property and equipment recorded under finance leases was $30 million and $25 million as of December 31, 2024 and 2023, respectively. Accumulated amortization for our ROU finance lease assets was $16 million and $13 million as of December 31, 2024 and 2023, respectively. Amortization expense related to our ROU finance lease assets was $5 million, $4 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The gross amount of property and equipment recorded for software to be sold, leased or marketed reported in the caption "Computer software" above was $338 million and $279 million as of December 31, 2024 and 2023, respectively. Accumulated amortization for software to be sold, leased or marketed was $210 million and $177 million as of December 31, 2024 and 2023, respectively. Amortization expense for software to be sold, leased or marketed recorded as property and equipment was $36 million, $37 million, and $37 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Cognizant	F-22	December 31, 2024 Form 10-K

Note 7 — Leases
The following table provides information on the components of our operating and finance leases included in our consolidated statement of financial position as of December 31:

Leases	Location on Statement of Financial Position	2024	2023
Assets		(in millions)
ROU operating lease assets	Operating lease assets, net	$552	$611
ROU finance lease assets	Property and equipment, net	14	12
	Total	$566	$623

Liabilities
Current
Operating lease	Operating lease liabilities	$152	$153
Finance lease	Accrued expenses and other current liabilities	8	8
Noncurrent
Operating lease	Operating lease liabilities, noncurrent	420	523
Finance lease	Other noncurrent liabilities	15	16
	Total	$595	$700
For the years ended December 31, 2024, 2023 and 2022, our operating lease costs were $216 million, $304 million and $256 million, respectively, including variable lease costs of $23 million, $21 million and $17 million, respectively. Our short-term lease rental expense was $11 million, $15 million and $21 million for the years ended December 31, 2024, 2023 and 2022, respectively. Lease interest expense related to our finance leases for each of the years ended December 31, 2024, 2023 and 2022 was immaterial.
The following table provides information on the weighted average remaining lease term and weighted average discount rate for our operating leases as of December 31:

Operating Lease Term and Discount Rate	2024	2023

Weighted average remaining lease term	5.3 years	5.6 years
Weighted average discount rate	5.5%	5.4%
The following table provides supplemental cash flow and non-cash information related to our operating leases for the years ended December 31:

(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$251	$240	$241
ROU assets obtained in exchange for operating lease liabilities	123	86	164
Reduction of ROU assets and lease liabilities as a result of our NextGen program	(62)	(110)	—
Cash paid for amounts included in the measurement of finance lease liabilities and ROU assets obtained in exchange for finance lease liabilities were each immaterial for each of the years ended December 31, 2024, 2023 and 2022.
The following table provides the schedule of maturities of our operating lease liabilities and a reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the statement of financial position as of December 31:

(in millions)	2024
2025	$179
2026	138
2027	110
2028	84
2029	50
Thereafter	98
Total operating lease payments	659
Interest	(87)
Total operating lease liabilities	$572

Cognizant	F-23	December 31, 2024 Form 10-K

As of December 31, 2024, additional obligations related to operating leases whose lease term had yet to commence were immaterial.

Note 8 — Goodwill and Intangible Assets, net
Changes in goodwill by our reportable business segments were as follows for the years ended December 31, 2024 and 2023:

(in millions)	January 1, 2024	Goodwill Additions	Foreign Currency Translation Adjustments	December 31, 2024
Health Sciences	$2,840	$68	$(13)	$2,895
Financial Services	1,109	48	(28)	1,129
Products and Resources	1,217	698	(31)	1,884
Communications, Media and Technology	919	144	(18)	1,045
Total goodwill	$6,085	$958	$(90)	$6,953

(in millions)	January 1, 2023	Goodwill Additions and Adjustments	Foreign Currency Translation Adjustments	December 31, 2023
Health Sciences	$2,819	$15	$6	$2,840
Financial Services	1,073	19	17	1,109
Products and Resources	1,062	137	18	1,217
Communications, Media and Technology	756	148	15	919
Total goodwill	$5,710	$319	$56	$6,085
Based on our most recent goodwill impairment assessment performed as of October 31, 2024, we concluded that the goodwill in each of our reporting units was not at risk of impairment. We have not recognized any impairment losses on our goodwill.
Components of intangible assets were as follows as of December 31:

	2024			2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,534	$(1,068)	$1,466	$1,956	$(902)	$1,054
Developed technology	384	(379)	5	384	(376)	8
Indefinite lived trademarks	116	—	116	72	—	72
Finite lived trademarks and other	81	(69)	12	82	(67)	15
Total intangible assets	$3,115	$(1,516)	$1,599	$2,494	$(1,345)	$1,149

Other than certain trademarks with indefinite lives, our intangible assets have finite lives and, as such, are subject to amortization. Amortization of intangible assets totaled $188 million, $165 million and $184 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table provides the estimated amortization expense related to our existing intangible assets for the next five years.

(in millions)	Estimated Amortization
2025	$214
2026	211
2027	203
2028	182
2029	165

Cognizant	F-24	December 31, 2024 Form 10-K

Note 9 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows as of December 31:

(in millions)	2024	2023
Compensation and benefits	$1,499	$1,511
Customer volume and other incentives	247	241
Income taxes	100	27
Professional fees	171	146
Other	593	500
Total accrued expenses and other current liabilities	$2,610	$2,425

Note 10 — Debt
We entered into the Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. During the third quarter of 2024, we borrowed $600 million under our revolving credit facility to partially fund the acquisition of Belcan. We repaid $300 million during the fourth quarter of 2024, leaving $300 million of notes outstanding under the revolving credit facility as of December 31, 2024.
The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement. Since issuance of the Term Loan, the Term Loan has been a Term Benchmark loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50:1.00, or for a period of up to four quarters following certain material acquisitions, 3.75:1.00. We were in compliance with all debt covenants and representations of the Credit Agreement as of December 31, 2024.
Short-term Debt
As of each of December 31, 2024 and 2023, we had $33 million of short-term debt related to current maturities of our Term Loan, with a weighted average interest rate of 5.3% and 6.3%, respectively.
Long-term Debt
The following table summarizes the long-term debt balances as of December 31:

(in millions)	2024	2023
Notes outstanding under revolving credit facility	$300	$—
Term Loan	610	642
Less:
Current maturities - Term Loan	(33)	(33)
Unamortized deferred financing costs	(2)	(3)
Long-term debt, net of current maturities	$875	$606
The carrying value of our debt approximated its fair value as of each of December 31, 2024 and 2023.
The following represents the schedule of maturities of our Term Loan:

Year	Amounts (in millions)
2025	$33
2026	33
2027	544
Total	$610

Cognizant	F-25	December 31, 2024 Form 10-K

Note 11 — Income Taxes
Income before provision for income taxes shown below is based on the geographic location to which such income was attributed for years ended December 31:

(in millions)	2024	2023	2022
United States	$906	$813	$975
Foreign	2,032	1,974	2,041
Income before provision for income taxes	$2,938	$2,787	$3,016
The provision for income taxes consisted of the following components for the years ended December 31:

(in millions)	2024	2023	2022
Current:
Federal and state	$426	$522	$492
Foreign	642	485	511
Total current provision	1,068	1,007	1,003
Deferred:
Federal and state	(229)	(354)	(240)
Foreign	(126)	15	(33)
Total deferred income tax (benefit)	(355)	(339)	(273)
Total provision for income taxes	$713	$668	$730
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($386 million at the December 31, 2024 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount. As of December 31, 2023, the balance of deposits under lien was 30 billion Indian rupees, including previously earned interest, or $355 million, was presented in "Long-term investments."
In April 2020, we received a formal assessment from the ITD on the 2016 transaction, which is consistent with the ITD's previous assertions. Our appeal was ruled on unfavorably by the CITA in March 2022 and by the ITAT in September 2023. We filed an appeal against the order of the ITAT with the High Court. On January 8, 2024, the SCI ruled that, in order to proceed with the appeal, we must deposit 30 billion Indian rupees, representing the time deposits of CTS India under lien, on the condition that, if CTS India prevails at the High Court, the amount deposited will be returned to CTS India, along with interest accrued, within four weeks of the judgment. We made the required deposit in January 2024 and, in April 2024, the case commenced before the High Court.
As of December 31, 2024 and 2023, the deposit with the ITD was $403 million and $60 million, respectively at December 31, 2024 and 2023 exchange rates, respectively presented in "Other noncurrent assets". As of December 31, 2023, $96 million of the $355 million in deposits under lien were held in time deposits with a maturity of less than 30 days qualifying as cash equivalent instruments and thus were considered restricted cash equivalents as of December 31, 2023.
The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.

We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of December 31, 2024.

Cognizant	F-26	December 31, 2024 Form 10-K

The reconciliation between the U.S. federal statutory rate and our effective income tax rate were as follows for the years ended December 31:

(Dollars in millions)	2024	%	2023	%	2022	%
Tax expense, at U.S. federal statutory rate	$617	21.0	$585	21.0	$633	21.0
State and local income taxes, net of federal benefit	74	2.5	55	2.0	63	2.1
Non-taxable income for Indian tax purposes	—	—	—	—	(6)	(0.2)
Rate differential on foreign earnings	104	3.5	95	3.4	98	3.2
Recognition of benefits related to uncertain tax positions	(15)	(0.5)	(33)	(1.2)	(43)	(1.4)
Credits and other incentives	(57)	(1.9)	(37)	(1.3)	(17)	(0.6)
Other	(10)	(0.3)	3	0.1	2	0.1
Total provision for income taxes	$713	24.3	$668	24.0	$730	24.2
The significant components of deferred income tax assets and liabilities recorded on the consolidated statements of financial position were as follows as of December 31:

(in millions)	2024	2023
Deferred income tax assets:
Net operating losses	$50	$52
Revenue recognition (including intercompany revenue)	51	126
Compensation and benefits	164	172
Credit carryforwards	11	16
Expenses not currently deductible	1,189	672
	1,465	1,038
Less: valuation allowance	(48)	(53)
Deferred income tax assets, net	1,417	985
Deferred income tax liabilities:
Depreciation and amortization	298	184
Deferred costs	24	31
Other	1	3
Deferred income tax liabilities	323	218
Net deferred income tax assets	$1,094	$767
At December 31, 2024, we had foreign and U.S. net operating loss carryforwards of approximately $131 million and $83 million, respectively. We have recorded valuation allowances on certain net operating loss carryforwards.
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

Cognizant	F-27	December 31, 2024 Form 10-K

Changes in unrecognized income tax benefits were as follows for the years ended December 31:

(in millions)	2024	2023	2022
Balance, beginning of year	$260	$269	$194
Additions based on tax positions related to the current year	15	31	53
Additions for tax positions of prior years	65	22	65
Reductions for tax positions due to lapse of statutes of limitations	(15)	(15)	(43)
Reductions for tax positions related to prior years	(6)	(33)	—
Settlements	—	(14)	—
Balance, end of year	$319	$260	$269
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
The unrecognized income tax benefits would affect our effective income tax rate, if recognized. While the Company believes uncertain tax positions may be settled or resolved within the next twelve months, it is difficult to estimate the specific timing or the income tax impact of these potential resolutions at this time. We recognize accrued interest and any penalties associated with uncertain tax positions as part of our provision for income taxes. The total amount of accrued net interest and penalties was $35 million and $33 million as of December 31, 2024 and 2023, respectively, and related to U.S. and foreign tax matters. The total amount of net interest and penalties recorded in the provision for income taxes in each of 2024, 2023 and 2022 was immaterial.

Cognizant	F-28	December 31, 2024 Form 10-K

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
The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statements of financial position as of December 31:

(in millions)		2024		2023
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$1	$—	$14	$—
	Other noncurrent assets	—	—	5	—
	Accrued expenses and other current liabilities	—	22	—	5
	Other noncurrent liabilities	—	13	—	1
	Total	1	35	19	6
Foreign exchange forward contracts - Not designated as hedging instruments	Other current assets	1	—	1	—
	Accrued expenses and other current liabilities	—	2	—	9
	Total	1	2	1	9
Total		$2	$37	$20	$15
Cash Flow Hedges
We have entered and continue to enter into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during 2025 and 2026. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of December 31, 2024, we estimate that $16 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional value of the outstanding contracts by year of maturity was as follows as of December 31:

(in millions)	2024	2023
2024	$—	$1,878
2025	2,010	1,020
2026	920	—
Total notional value of contracts outstanding (1)	$2,930	$2,898

(1)Includes $45 million notional value of option contracts as of December 31, 2023, with the remaining notional value related to forward contracts. There were no option contracts outstanding as of December 31, 2024.

Cognizant	F-29	December 31, 2024 Form 10-K

The following table provides information on the location and amounts of pre-tax gains and losses on our cash flow hedges for the year ended December 31:

(in millions)	Change in Derivative Gains and Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2024	2023		2024	2023

Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	$(35)	$55	Cost of revenues	$11	$(23)
			SG&A expenses	1	(3)
			Total	$12	$(26)
The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our consolidated statements of stockholders' equity is presented in Note 14.

Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the first quarter of 2025. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows as of December 31:

(in millions)	2024		2023
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$489	$(1)	$1,317	$(8)
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the year ended December 31:

(in millions)	Location of Net Gain (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2024	2023
Foreign exchange forward contracts - Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$10	$(40)
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

Cognizant	F-30	December 31, 2024 Form 10-K

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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2024:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$40	$—	$—	$40
Time deposits	—	991	—	991
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	2	—	2
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(24)	—	(24)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(13)	—	(13)

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2023:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$327	$—	$—	$327
Time deposits	—	834	—	834
Short-term investments:
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	15	—	15
Long-term investments:
Restricted time deposits (1)	—	355	—	355
Other noncurrent assets:
Foreign exchange forward contracts	—	5	—	5
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(14)	—	(14)
Contingent consideration liabilities	—	—	(30)	(30)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(1)	—	(1)

(1)See Note 11

Cognizant	F-31	December 31, 2024 Form 10-K

The following table summarizes the changes in Level 3 contingent consideration liabilities:

(in millions)	2024	2023
Beginning balance	$30	$22
Change in fair value recognized in SG&A expenses	—	17
Payments and other adjustments	(30)	(9)
Ending balance	$—	$30
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The carrying value of the time deposits approximated fair value as of December 31, 2024 and 2023.
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
During the years ended December 31, 2024, 2023 and 2022 there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Note 14 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the year ended December 31, 2024:

	2024
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(109)	$5	$(104)
Change in foreign currency translation adjustments	(152)	2	(150)
Ending balance	$(261)	$7	$(254)
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$13	$(3)	$10
Unrealized (losses) arising during the period	(35)	9	(26)
Reclassifications of net gains to:
Cost of revenues	(11)	3	(8)
SG&A expenses	(1)	—	(1)
Net change	(47)	12	(35)
Ending balance	$(34)	$9	$(25)
Losses on defined benefit plans:
Beginning balance	$—	$—	$—
Losses on defined benefit plans	(20)	3	(17)
Ending balance	$(20)	$3	$(17)
Accumulated other comprehensive income (loss):
Beginning balance	$(96)	$2	$(94)
Other comprehensive income (loss)	(219)	17	(202)
Ending balance	$(315)	$19	$(296)

Cognizant	F-32	December 31, 2024 Form 10-K

Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the years ended December 31, 2023 and 2022:

	2023			2022
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(256)	$8	$(248)	$(22)	$2	$(20)
Change in foreign currency translation adjustments	147	(3)	144	(234)	6	(228)
Ending balance	$(109)	$5	$(104)	$(256)	$8	$(248)
Unrealized (losses) gains on cash flow hedges:
Beginning balance	$(68)	$17	$(51)	$71	$(14)	$57
Unrealized gains (losses) arising during the period	55	(14)	41	(153)	34	(119)
Reclassifications of net losses to:
Cost of revenues	23	(5)	18	13	(3)	10
SG&A expenses	3	(1)	2	1	—	1
Net change	81	(20)	61	(139)	31	(108)
Ending balance	$13	$(3)	$10	$(68)	$17	$(51)
Accumulated other comprehensive income (loss):
Beginning balance	$(324)	$25	$(299)	$49	$(12)	$37
Other comprehensive income (loss)	228	(23)	205	(373)	37	(336)
Ending balance	$(96)	$2	$(94)	$(324)	$25	$(299)

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

Cognizant	F-33	December 31, 2024 Form 10-K

Second Circuit issued its mandate returning the case to the USDC-SDNY. On March 13, 2024, the USDC-SDNY issued a ruling that vacates the alternate compensatory damages awards that were within the scope of the Second Circuit’s remand and awards TriZetto and Cognizant approximately $15 million in attorney’s fees. On October 23, 2024, the USDC-SDNY granted TriZetto and Cognizant’s motion for a new trial on the amount of compensatory damages owed to TriZetto and Cognizant. On November 12, 2024, the USDC-SDNY scheduled the trial for June 16, 2025. On November 13, 2024, the USDC-SDNY granted Syntel’s request to certify for interlocutory appeal the question of whether the Second Circuit’s mandate permits the USDC-SDNY’s October 23rd order for a new trial on compensatory damages. The parties subsequently completed briefing at the Second Circuit on December 27, 2024, regarding whether the Second Circuit should take up the interlocutory appeal, and a decision is pending. TriZetto and Cognizant will continue to vigorously pursue our claims against Syntel. We will not record any gain in our financial statements until it becomes realizable.

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

Cognizant	F-34	December 31, 2024 Form 10-K

insurance policies for our ongoing indemnification and advancement obligations with respect to certain of our current and former officers and directors or incremental legal fees and other expenses related to the above matters.

See Note 11 for information relating to the ITD Dispute.
On September 18, 2017, three former employees filed suit against Cognizant in the USDC-CDCA, alleging that they and similarly situated employees suffered disparate treatment on the basis of race in violation of 42 U.S.C. § 1981. Plaintiffs subsequently amended their complaint three times, adding a fourth former employee plaintiff and claims for both disparate treatment and disparate impact on the basis of race and national origin under Title VII of the Civil Rights Act of 1964, 42 U.S.C. § 2000e et seq. and disparate treatment and disparate impact on the basis of race and national origin under Title VII of the Civil Rights Act of 1964, 42 U.S.C. § 2000e et seq.. Plaintiffs filed the operative Third Amended Complaint-Corrected on January 19, 2021. Cognizant filed its answer on January 29, 2021.

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

The case proceeded to a retrial on September 24, 2024, and on October 4, 2024, the jury returned a verdict in favor of plaintiffs. The case will now proceed to the second phase to determine individualized liability and damages, if any, for each class member. As a result of the verdict, each non-South Asian and non-Indian class member who pursues claims in the second phase will be entitled to a rebuttable presumption that all termination decisions were discriminatory and to the possibility of recovering punitive damages if they prevail. The USDC-CDCA will also consider plaintiffs’ claim that Cognizant policies had a disparate impact on non-South Asian and non-Indian employees. We believe that class certification was improper, and that the second phase of the case will confirm that individualized issues should have precluded class certification. Cognizant will continue to vigorously defend itself in the second phase of this case and to pursue all available appellate arguments concerning class certification and the September 24, 2024 trial at the appropriate time. Because we cannot predict the number of individual plaintiffs who will proceed to the second phase, or the outcome of those cases, and in view of the appellate arguments regarding class certification, we are unable to reasonably estimate a possible loss or range of loss. We have not recorded any accruals related to this matter.
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

Cognizant	F-35	December 31, 2024 Form 10-K

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

Note 16 — Employee Benefits
Defined Contribution Plans
We contribute to defined contribution plans, including 401(k) savings and supplemental retirement plans in the United States. Total expenses for our contributions to our U.S. plans were $115 million, $117 million and $112 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In addition, we maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutorily defined contribution retirement benefit plans. Under the plans, employees contribute up to 12.0% of their eligible compensation, which is matched by an equal contribution by the Company. For these plans, we recognized a contribution expense of $151 million, $149 million and $143 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Outside of the United States and India, we incurred expenses of $104 million, $107 million and $99 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to our contributions to defined contribution plans.
Defined Benefit Pension Plans
We sponsor defined benefit pension plans that are statutorily required and primarily cover employees in certain European countries. Our primary plan is in Switzerland, which provides pension benefits based on a participant’s contributions, the Company’s matching contributions and a minimum investment return guarantee. As of December 31, 2024 the net liability recognized on the balance sheet for our pension plans was $63 million and amounts recognized in prior years were immaterial. The losses recognized in other comprehensive income arose mainly due to change in discount rates used in the valuation of the defined benefit obligation of our Swiss pension plan. The net periodic pension costs recognized in the income statement for the years ended December 31, 2024, 2023 and 2022 were $21 million, $16 million, $13 million, respectively.
Post-Employment Benefit Plan
We maintain a gratuity plan in India that is a statutory post-employment benefit plan providing defined lump sum benefits. We make annual contributions to the employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. As of December 31, 2024 and 2023, the amount accrued under the gratuity plan was $80 million and $130 million, which is net of fund assets of $231 million and $221 million, respectively. Expense recognized by us was $4 million, $56 million and $45 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 17 — Stock-Based Compensation Plans
Our 2023 Incentive Plan provides for the issuance of a total of 25.0 million shares of Class A common stock to eligible employees, less (i) the number of shares granted under the 2017 Incentive Plan between March 24, 2023 and June 6, 2023, plus (ii) any shares subject to awards under the prior 2017 and 2009 Incentive Plans that are forfeited after June 6, 2023. The 2023 Incentive Plan does not affect any awards outstanding under the prior plans. The Purchase Plan provides for the issuance of up to 50.0 million shares of Class A common stock to eligible employees. As of December 31, 2024, we have 22.7 million and 10.6 million shares available for grant under the 2023 Incentive Plan and the Purchase Plan, respectively.

Cognizant	F-36	December 31, 2024 Form 10-K

The allocation of total stock-based compensation expense between cost of revenues, selling, general and administrative expenses and restructuring charges as well as the related income tax benefit were as follows for the three years ended December 31:

(in millions)	2024	2023	2022
Cost of revenues	$26	$30	$33
SG&A expenses	150	153	228
Restructuring charges	(1)	(7)	—
Total stock-based compensation expense	$175	$176	$261
Income tax benefit	$38	$34	$59
Restricted Stock Units and Performance Stock Units
We granted RSUs that vest in quarterly or annual installments over periods of up to four years to employees, including our executive officers. A summary of the activity for RSUs granted under our stock-based compensation plans as of December 31, 2024 and changes during the year then ended is presented below:

	Number of Units (in millions)	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2024	3.3	$69.10
Granted	2.5	77.66
Vested	(2.3)	72.04
Forfeited	(0.7)	73.06
Unvested at December 31, 2024	2.8	$73.47
The total vesting date fair value of vested RSUs was $172 million, $176 million and $207 million for the years ended December 31, 2024, 2023 and 2022, respectively. The weighted-average grant date fair value of RSUs granted in 2024, 2023 and 2022 was $77.66, $65.95 and $78.20, respectively. As of December 31, 2024, $146 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.5 years.

We granted PSUs that vest over periods up to four years to employees, including our executive officers. The vesting of PSUs is contingent on meeting certain financial performance targets, market conditions and continued service. A summary of the activity for PSUs granted under our stock-based compensation plans as of December 31, 2024 and changes during the year then ended is presented below. The presentation reflects the number of PSUs at the maximum performance milestones.

	Number of Units (in millions)	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2024	1.5	$74.13
Granted	0.9	83.63
Vested	(0.2)	72.80
Forfeited	(0.4)	78.42
Adjustment at the conclusion of the performance measurement period	(0.3)	86.87
Unvested at December 31, 2024	1.5	$76.76
The total vesting date fair value of vested PSUs was $15 million, $22 million and $8 million for the years ended December 31, 2024, 2023 and 2022, respectively.The weighted-average grant date fair value of PSUs granted in 2024, 2023 and 2022 was $83.63, $67.82 and $90.92, respectively. As of December 31, 2024, $21 million of the total remaining unrecognized stock-based compensation cost related to PSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.5 years.

All RSUs and PSUs have dividend equivalent rights, which entitle holders to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs and are accumulated and paid when the underlying shares vest.

Cognizant	F-37	December 31, 2024 Form 10-K

Purchase Plan
For the years ended December 31, 2024, 2023 and 2022, the Purchase Plan provided for eligible employees to purchase shares of Class A common stock at a price equal to 95% of the fair market value per share of our Class A common stock on the last date of the purchase period. This plan has been deemed non-compensatory and, therefore, no compensation expense has been recorded. During the years ended December 31, 2024, 2023 and 2022, we issued 0.9 million shares, 1.1 million shares and 1.3 million shares, respectively, of Class A common stock under the Purchase Plan.

Note 18 — Segment Information

Our chief executive officer is our chief operating decision maker. Our CODM regularly reviews the performance of our business by seven industry-based operating segments, which are aggregated into four reportable business segments:
•Health Sciences, which consists of a single operating segment of the same name;
•Financial Services, which consists of the banking and insurance operating segments;
•Products and Resources, which consists of the retail and consumer goods; manufacturing, logistics, energy, and utilities; and travel and hospitality operating segments; and
•Communications, Media and Technology, which consists of a single operating segment of the same name.
We have an industry-led go-to-market strategy, with client partners, account executives and client relationship managers aligned to the specific industries they serve.

Our CODM is regularly provided segment revenues and operating profit, including budget‑to‑actual variances in segment revenue, to formulate industry-focused strategic priorities, allocate financial resources, set targets and key performance indicators, and evaluate the results of such strategies. These strategic priorities, targets and key performance indicators are translated and applied to each client account, rolling up to respective industry-based operating segments. Our hiring and deployment plans are devised according to the strategic priorities and targets set for the client accounts.

Revenue from a client is directly identified with the operating segment with which the client is most closely aligned. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by the operating segments may affect revenues and operating expenses to differing degrees. Segment operating profit is the income from operations before unallocated costs.

Our CODM is not regularly provided with segment expenses. Corporate expenses, expenses related to our NextGen program, a portion of depreciation and amortization and the impact of the settlements of the cash flow hedges are not allocated to individual segments. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations.

We do not disclose assets by segment as a significant portion of the assets is used interchangeably among the segments and our CODM is not provided such information.
Information by reportable segment were as follows:

	Year Ended December 31, 2024
(in millions)	HS	FS	P&R	CMT	Total
Revenues	$5,932	$5,753	$4,782	$3,269	$19,736
Less: other segment items	4,599	4,512	3,802	2,667	15,580
Segment operating profit	1,333	1,241	980	602	4,156
Less: unallocated costs					1,264
Income from operations					$2,892

Cognizant	F-38	December 31, 2024 Form 10-K

	Year Ended December 31, 2023
(in millions)	HS	FS	P&R	CMT	Total
Revenues	$5,674	$5,809	$4,628	$3,242	$19,353
Less: other segment items	4,322	4,653	3,644	2,617	15,236
Segment operating profit	1,352	1,156	984	625	4,117
Less: unallocated costs					1,428
Income from operations					$2,689

	Year Ended December 31, 2022
(in millions)	HS	FS	P&R	CMT	Total
Revenues	$5,631	$6,072	$4,566	$3,159	$19,428
Less: other segment items	4,441	4,749	3,495	2,390	15,075
Segment operating profit	1,190	1,323	1,071	769	4,353
Less: unallocated costs					1,385
Income from operations					$2,968

Other segment items for each reportable segment primarily include employee compensation and benefits, subcontractor costs, costs of third-party products and services related to revenue and project-related travel.
Geographic Area Information
Long-lived assets by geographic area are as follows:

(in millions)	2024	2023	2022
Long-lived Assets:(1)
North America(2)	$338	$335	$354
Europe	72	90	86
Rest of World(3)	584	623	661
Total	$994	$1,048	$1,101

(1)    Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)    Substantially all relates to the United States.
(3)    Substantially all relates to India.

Note 19 — Subsequent Events

Dividend
On February 5, 2025, our Board of Directors approved the Company's declaration of a $0.31 per share dividend with a record date of February 18, 2025 and a payment date of February 26, 2025.

Cognizant	F-39	December 31, 2024 Form 10-K

Cognizant Technology Solutions Corporation
Valuation and Qualifying Accounts
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions /Other	Balance at End of Period
Warranty accrual:
2024	$40	$38	$—	$40	$38
2023	$41	$40	$—	$41	$40
2022	$39	$41	$—	$39	$41
Valuation allowance—deferred income tax assets:
2024	$53	$1	$—	$6	$48
2023	$41	$14	$—	$2	$53
2022	$46	$3	$—	$8	$41

Cognizant	F-40	December 31, 2024 Form 10-K