Form 10-Q
period 2025-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2025-05-01
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2025
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2025:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	492,941,963

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial intelligence
ASC	Accounting Standards Codification
CC	Constant Currency
CE	Continental Europe
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
CODM	Chief Operating Decision Maker
Credit Agreement	Credit agreement with a commercial bank syndicate dated April 18, 2024, as amended
CTS India	Our principal operating subsidiary in India
DOJ	United States Department of Justice
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings per share
ESG	Environmental, social and corporate governance
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
GenAI	Generative artificial intelligence
HS	Health Sciences
High Court	Madras, India High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IRS	Internal Revenue Service
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
NA	North America
NextGen program	Our 2023-2024 program to simplify our operating model, optimize corporate functions and consolidate and realign office space
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
P&R	Products & Resources
Recently completed acquisitions	Acquisitions that were completed in the 12 months preceding the beginning of the reporting period (in order to identify the impact of such acquisitions for the first twelve months of ownership)
RoW	Rest of World
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan under the Credit Agreement
Title VII	Title VII of the Civil Rights Act of 1964, 42 U.S.C. § 2000e et seq.
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-CDCA	United States District Court for the Central District of California
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant Technology Solutions	1	March 31, 2025 Form 10-Q

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

Cognizant Technology Solutions	2	March 31, 2025 Form 10-Q

•potential changes in tax laws, or in their interpretation or enforcement, failure by us to adapt our corporate structure and intercompany arrangements, or adverse outcomes of tax audits, investigations or proceedings;
•potential exposure to litigation and legal claims in the conduct of our business;
•risks related to infringement upon the IP rights of others or having our IP rights infringed upon; and
•the other risks described herein, as well as the factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Cognizant Technology Solutions	3	March 31, 2025 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,980	$2,231
Short-term investments	12	12
Trade accounts receivable, net	4,239	4,059
Other current assets	1,314	1,202
Total current assets	7,545	7,504
Property and equipment, net	988	994
Operating lease assets, net	555	552
Goodwill	7,006	6,953
Intangible assets, net	1,555	1,599
Deferred income tax assets, net	1,216	1,248
Long-term investments	94	90
Other noncurrent assets	1,008	1,026
Total assets	$19,967	$19,966
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$326	$340
Deferred revenue	519	450
Short-term debt	33	33
Operating lease liabilities	155	152
Accrued expenses and other current liabilities	2,373	2,610
Total current liabilities	3,406	3,585
Deferred revenue, noncurrent	33	30
Operating lease liabilities, noncurrent	424	420
Deferred income tax liabilities, net	171	154
Long-term debt	567	875
Other noncurrent liabilities	467	494
Total liabilities	5,068	5,558
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 493 and 495 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	19	13
Retained earnings	15,040	14,686
Accumulated other comprehensive income (loss)	(165)	(296)
Total stockholders’ equity	14,899	14,408
Total liabilities and stockholders’ equity	$19,967	$19,966
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	March 31, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended March 31,
	2025	2024
Revenues	$5,115	$4,760
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,397	3,146
Selling, general and administrative expenses	791	765
Restructuring charges	—	23
Depreciation and amortization expense	136	131
(Gain) on sale of property and equipment	(62)	—
Income from operations	853	695
Other income (expense), net:
Interest income	30	30
Interest expense	(12)	(11)
Foreign currency exchange gains (losses), net	2	6
Other, net	(1)	2
Total other income (expense), net	19	27
Income before provision for income taxes	872	722
Provision for income taxes	(213)	(179)
Income (loss) from equity method investments	4	3
Net income	$663	$546
Basic earnings per share	$1.34	$1.10
Diluted earnings per share	$1.34	$1.10
Weighted average number of common shares outstanding - Basic	494	497
Dilutive effect of shares issuable under stock-based compensation plans	1	1
Weighted average number of common shares outstanding - Diluted	495	498
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	March 31, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended March 31,
	2025	2024
Net income	$663	$546
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	103	(73)
Unrealized gains and losses on cash flow hedges	28	11
Other comprehensive income (loss)	131	(62)
Comprehensive income	$794	$484
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	March 31, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	495	$5	$13	$14,686	$(296)	$14,408
Net income	—	—	—	663	—	663
Other comprehensive income (loss)	—	—	—	—	131	131
Common stock issued, stock-based compensation plans	1	—	19	—	—	19
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(3)	—	(55)	(155)	—	(210)
Dividends declared, $0.31 per share	—	—	—	(154)	—	(154)
Balance, March 31, 2025	493	$5	$19	$15,040	$(165)	$14,899

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	498	$5	$15	$13,301	$(94)	$13,227
Net income	—	—	—	546	—	546
Other comprehensive income (loss)	—	—	—	—	(62)	(62)
Common stock issued, stock-based compensation plans	1	—	20	—	—	20
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(2)	—	(57)	(76)	—	(133)
Dividends declared, $0.30 per share	—	—	—	(150)	—	(150)
Balance, March 31, 2024	497	$5	$20	$13,621	$(156)	$13,490
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	7	March 31, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$663	$546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136	133
Deferred income taxes	54	(26)
Stock-based compensation expense	42	42
Gain on sale of property and equipment	(62)	—
Other, net	(6)	32
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable, current	(177)	39
Other current and noncurrent assets	(42)	(347)
Accounts payable	9	(47)
Deferred revenues, current and noncurrent	70	50
Other current and noncurrent liabilities	(287)	(327)
Net cash provided by operating activities	400	95
Cash flows from investing activities:
Purchases of property and equipment	(77)	(79)
Proceeds from sale of property and equipment	70	—
Proceeds from maturity of held-to-maturity investment securities	—	3
Proceeds from maturity or sale of other investments	—	259
Payments for business combinations, net of cash acquired	—	(421)
Net cash (used in) investing activities	(7)	(238)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	19	20
Repurchases of common stock	(209)	(133)
Repayment of Term Loan borrowings and earnout and finance lease obligations	(12)	(40)
Repayment of notes outstanding under the revolving credit facility	(300)	—
Dividends paid	(155)	(151)
Net cash (used in) financing activities	(657)	(304)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	13	(39)
(Decrease) in cash, cash equivalents and restricted cash and cash equivalents	(251)	(486)
Cash, cash equivalents and restricted cash and cash equivalents beginning of year	2,231	2,717
Cash and cash equivalents, end of period	$1,980	$2,231
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	8	March 31, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Consolidated Financial Statements
The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements included herein in accordance with GAAP and the Exchange Act. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2024. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited consolidated financial statements have been included and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.
Sale of Property and Equipment
During the three months ended March 31, 2025, we sold an office complex in India for proceeds of $70 million and recorded a gain on the transaction of $62 million, which was reported in "(Gain) on sale of property and equipment" on our unaudited consolidated statement of operations. As of December 31, 2024, the physical assets held for sale related to this office complex were reported in "Other current assets" as disclosed in Note 6 in our Annual Report on Form 10-K for the ended December 31, 2024.
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
We are currently evaluating the impact of the new standard on our disclosures.

Cognizant Technology Solutions	9	March 31, 2025 Form 10-Q

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

	Three Months Ended March 31, 2025

(in millions)	Health Sciences	Financial Services	Products and Resources	Communications, Media and Technology	Total
Revenues
Geography:
North America	$1,330	$1,043	$911	$570	$3,854
United Kingdom	49	153	137	118	457
Continental Europe	160	147	153	33	493
Europe - Total	209	300	290	151	950
Rest of World	32	119	77	83	311
Total	$1,571	$1,462	$1,278	$804	$5,115

Service line:
Consulting and technology services	$870	$1,020	$887	$449	$3,226
Outsourcing services	701	442	391	355	1,889
Total	$1,571	$1,462	$1,278	$804	$5,115

Type of contract:
Time and materials	$481	$764	$556	$434	$2,235
Fixed-price	791	651	634	334	2,410
Transaction or volume-based	299	47	88	36	470
Total	$1,571	$1,462	$1,278	$804	$5,115

Cognizant Technology Solutions	10	March 31, 2025 Form 10-Q

	Three Months Ended March 31, 2024

(in millions)	Health Sciences	Financial Services	Products & Resources	Communications, Media and Technology	Total
Revenues
Geography:
North America	$1,209	$977	$773	$562	$3,521
United Kingdom	44	143	131	138	456
Continental Europe	135	151	145	52	483
Europe - Total	179	294	276	190	939
Rest of World	28	114	84	74	300
Total	$1,416	$1,385	$1,133	$826	$4,760

Service line:
Consulting and technology services	$802	$953	$736	$464	$2,955
Outsourcing services	614	432	397	362	1,805
Total	$1,416	$1,385	$1,133	$826	$4,760

Type of contract:
Time and materials	$490	$783	$470	$467	$2,210
Fixed-price	670	556	582	328	2,136
Transaction or volume-based	256	46	81	31	414
Total	$1,416	$1,385	$1,133	$826	$4,760
Costs to Fulfill
The following table shows significant movements in the capitalized costs to fulfill for the three months ended March 31:

(in millions)	2025	2024
Beginning balance	$209	$245
Costs capitalized	10	14
Amortization expense	(20)	(22)
Impairment charge	(7)	(2)
Ending balance	$192	$235
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows significant movements in contract assets (current and noncurrent) for the three months ended March 31:

(in millions)	2025	2024
Beginning balance	$386	$316
Revenues recognized during the period but not billed	327	248
Amounts reclassified to trade accounts receivable	(259)	(180)
Ending balance	$454	$384

Cognizant Technology Solutions	11	March 31, 2025 Form 10-Q

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended March 31:

(in millions)	2025	2024
Beginning balance	$480	$427
Amounts billed but not recognized as revenues	374	311
Revenues recognized related to the beginning balance of deferred revenue	(302)	(262)
Amounts acquired in business combinations	—	9
Ending balance	$552	$485
Revenues recognized during the three months ended March 31, 2025 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of March 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $5,627 million, of which approximately 35% is expected to be recognized as revenues within 1 year, approximately 55% is expected to be recognized as revenues within 2 years and approximately 90% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses for trade accounts receivable for the three months ended March 31:

(in millions)	2025	2024
Beginning balance	$26	$32
Credit loss expense (1)	4	1
Write-offs charged against the allowance	(2)	(3)
Ending balance	$28	$30

(1)Reported in "Selling, general and administrative expenses" in our unaudited consolidated statements of operations.

Note 3 — Restructuring Charges
At the end of 2024, we completed our NextGen program. NextGen charges for the three months ended March 31, 2024 were $23 million and included $8 million of employee separation costs, $14 million of facility exit costs and $1 million of third party and other costs. We did not incur any costs related to the NextGen program during the three months ended March 31, 2025.
The costs related to our NextGen program are reported in "Restructuring charges" in our consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs.” See Note 11.

Cognizant Technology Solutions	12	March 31, 2025 Form 10-Q

Changes in our accrued employee separation costs included in "Accrued expenses and other current liabilities" in our unaudited consolidated statements of financial position are presented in the table below for the three months ended March 31:

(in millions)	2025	2024
Beginning balance	$35	$42
Employee separation costs accrued	—	8
Payments made	(20)	(21)
Ending balance	$15	$29

Note 4 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2025	December 31, 2024
Compensation and benefits	$1,171	$1,499
Customer volume and other incentives	261	247
Liabilities related to the resale of third-party products	245	154
Professional fees	185	171
Income taxes	128	100
Other	383	439
Total accrued expenses and other current liabilities	$2,373	$2,610

Note 5 — Debt
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. During the third quarter of 2024, we borrowed $600 million under our revolving credit facility to partially fund the acquisition of Belcan. We repaid $300 million during the fourth quarter of 2024 and the remaining $300 million during the first quarter of 2025.
The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement. Since issuance of the Term Loan, the Term Loan has been a Term Benchmark loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of March 31, 2025.
Short-term Debt
As of each of March 31, 2025 and December 31, 2024, we had $33 million of short-term debt related to current maturities of our Term Loan.

Cognizant Technology Solutions	13	March 31, 2025 Form 10-Q

Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	March 31, 2025	December 31, 2024
Notes outstanding under revolving credit facility	$—	$300
Term Loan	602	610
Less:
Current maturities - Term Loan	(33)	(33)
Unamortized deferred financing costs	(2)	(2)
Long-term debt, net of current maturities	$567	$875
The carrying value of our debt approximated its fair value as of March 31, 2025 and December 31, 2024.

Note 6 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2025	2024
Effective income tax rate	24.4%	24.8%
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($386 million at the March 31, 2025 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount.

In April 2020, we received a formal assessment from the ITD on the 2016 transaction, which is consistent with the ITD's previous assertions. Our appeal was ruled unfavorably by the CITA in March 2022 and by the ITAT in September 2023. We filed an appeal against the order of the ITAT with the High Court. On January 8, 2024, the SCI ruled that, in order to proceed with the appeal, we must deposit 30 billion Indian rupees, representing the time deposits of CTS India under lien, on the condition that, if CTS India prevails at the High Court, the amount deposited will be returned to CTS India, along with interest accrued, within four weeks of the judgment. We made the required deposit in January 2024 and the case is pending before the High Court.

As of March 31, 2025 and December 31, 2024, the deposit with the ITD was $404 million and $403 million, respectively, presented in "Other noncurrent assets".
The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.

We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of March 31, 2025.

Cognizant Technology Solutions	14	March 31, 2025 Form 10-Q

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		March 31, 2025		December 31, 2024
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$7	$—	$1	$—
	Other noncurrent assets	6	—	—	—
	Accrued expenses and other current liabilities	—	7	—	22
	Other noncurrent liabilities	—	2	—	13
	Total	13	9	1	35
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	2	—	1	—
	Accrued expenses and other current liabilities	—	2	—	2
	Total	2	2	1	2
Total		$15	$11	$2	$37
Cash Flow Hedges
We have entered and continue to enter into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2025, 2026 and the first three months of 2027. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of March 31, 2025, we estimate less than $1 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

Cognizant Technology Solutions	15	March 31, 2025 Form 10-Q

The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	March 31, 2025	December 31, 2024
2025	1,610	$2,010
2026	1,175	920
2027	125	—
Total notional value of contracts outstanding (1)	$2,910	$2,930

(1)Includes $63 million notional value of option contracts as of March 31, 2025 with the remaining notional value related to forward contracts. There were no option contracts as of December 31, 2024.
The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 9.
Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the second quarter of 2025. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	March 31, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$801	$—	$489	$(1)
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the three months ended March 31:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
(in millions)		2025	2024
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(1)	$31
The related cash flow impacts of all the derivative activities are reflected as cash flows from operating activities.

Cognizant Technology Solutions	16	March 31, 2025 Form 10-Q

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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$29	$—	$—	$29
Time deposits	—	794	—	794
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward and option contracts	—	9	—	9
Other noncurrent assets:
Foreign exchange forward contracts	—	6	—	6
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(9)	—	(9)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(2)	—	(2)

Cognizant Technology Solutions	17	March 31, 2025 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2024:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$40	$—	$—	$40
Time deposits	—	991	—	991
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	2	—	2
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(24)	—	(24)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(13)	—	(13)
During the three months ended March 31, 2024, we made $30 million of payments related to Level 3 contingent consideration liabilities, which reduced the balance of these liabilities to zero. For the three months ended March 31, 2025, we did not have any Level 3 contingent consideration liabilities.
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The carrying value of the time deposits approximated fair value as of March 31, 2025 and December 31, 2024.
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
During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	18	March 31, 2025 Form 10-Q

Note 9 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three months ended March 31, 2025:

(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(261)	$7	$(254)
Change in foreign currency translation adjustments	97	6	103
Ending balance	$(164)	$13	$(151)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$(34)	$9	$(25)
Unrealized gains arising during the period	30	(8)	22
Reclassifications of net losses to:
Cost of revenues	7	(2)	5
SG&A expenses	1	—	1
Net change	38	(10)	28
Ending balance	$4	$(1)	$3
Losses on defined benefit plans:
Beginning balance	$(20)	$3	$(17)
Losses on defined benefit plans	—	—	—
Ending balance	$(20)	$3	$(17)
Accumulated other comprehensive income (loss):
Beginning balance	$(315)	$19	$(296)
Other comprehensive income (loss)	135	(4)	131
Ending balance	$(180)	$15	$(165)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three months ended March 31, 2024:

(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(109)	$5	$(104)
Change in foreign currency translation adjustments	(74)	1	(73)
Ending balance	$(183)	$6	$(177)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$13	$(3)	$10
Unrealized gains arising during the period	15	(4)	11
Ending balance	$28	$(7)	$21
Accumulated other comprehensive income (loss):
Beginning balance	$(96)	$2	$(94)
Other comprehensive income (loss)	(59)	(3)	(62)
Ending balance	$(155)	$(1)	$(156)

Cognizant Technology Solutions	19	March 31, 2025 Form 10-Q

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

On January 15, 2015, Syntel sued TriZetto and Cognizant in the USDC-SDNY. Syntel’s complaint alleged breach of contract against TriZetto, and tortious interference and misappropriation of trade secrets against Cognizant and TriZetto, stemming from Cognizant’s hiring of certain former Syntel employees. Cognizant and TriZetto countersued on March 23, 2015, for breach of contract, misappropriation of trade secrets and tortious interference, based on Syntel’s misuse of TriZetto confidential information and abandonment of contractual obligations. Cognizant and TriZetto subsequently added federal DTSA and copyright infringement claims for Syntel’s misuse of TriZetto’s proprietary technology. The parties’ claims were narrowed by the court and the case was tried before a jury, which on October 27, 2020 returned a verdict in favor of Cognizant in the amount of $855 million, including $570 million in punitive damages. On April 20, 2021, the USDC-SDNY issued a post-trial order that, among other things, affirmed the jury’s award of $285 million in actual damages, but reduced the award of punitive damages from $570 million to $285 million, thereby reducing the overall damages award from $855 million to $570 million. The USDC-SDNY subsequently issued a final judgment consistent with the April 20th order. On May 26, 2021, Syntel filed a notice of appeal to the Second Circuit, and on June 3, 2021 the USDC-SDNY stayed execution of judgment pending appeal. On May 25, 2023, the Second Circuit issued an opinion affirming in part and vacating in part the judgment of the USDC-SDNY and remanding the case for further proceedings consistent with its opinion. The Second Circuit affirmed the judgment in all respects on liability but vacated the $570 million award that had been based on avoided development costs under the DTSA, and it remanded the case to the USDC-SDNY for further evaluation of damages. On June 23, 2023, the Second Circuit issued its mandate returning the case to the USDC-SDNY. On March 13, 2024, the USDC-SDNY issued a ruling that vacates the alternate compensatory damages awards that were within the scope of the Second Circuit’s remand and awards TriZetto and Cognizant approximately $15 million in attorney’s fees. On October 23, 2024, the USDC-SDNY granted TriZetto and Cognizant’s motion for a new trial on the amount of compensatory damages owed to TriZetto and Cognizant. On November 12, 2024, the USDC-SDNY scheduled the trial for June 16, 2025. On November 13, 2024, the USDC-SDNY granted Syntel’s request to certify for interlocutory appeal the question of whether the Second Circuit’s mandate permits the USDC-SDNY’s October 23rd order for a new trial on compensatory damages. The parties subsequently completed briefing at the Second Circuit regarding whether the Second Circuit should take up the interlocutory appeal, and on March 7, 2025, the Second Circuit denied Syntel’s request for an interlocutory appeal. On April 9, 2025, the USDC-SDNY rescheduled the trial to begin June 24, 2025. TriZetto and Cognizant will continue to vigorously pursue our claims against Syntel. We will not record any gain in our financial statements until it becomes realizable.
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

Cognizant Technology Solutions	20	March 31, 2025 Form 10-Q

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
We have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s board of directors. In connection with the matters that were the subject of our previously disclosed internal investigation, the DOJ and SEC investigations and the related litigation, we have received requests under such indemnification agreements and our bylaws to provide funds for legal fees and other expenses. There are no amounts remaining available to us under applicable insurance policies for our ongoing indemnification and advancement obligations with respect to certain of our current and former officers and directors or incremental legal fees and other expenses related to the above matters.
See Note 6 for information relating to the ITD Dispute.
On September 18, 2017, three former employees filed suit against Cognizant in the USDC-CDCA, alleging that they and similarly situated employees suffered disparate treatment on the basis of race in violation of 42 U.S.C. § 1981. Plaintiffs subsequently amended their complaint three times, adding a fourth former employee plaintiff and claims for both disparate treatment and disparate impact on the basis of race and national origin under Title VII and disparate treatment and disparate impact on the basis of race and national origin under Title VII. Plaintiffs filed the operative Third Amended Complaint-Corrected on January 19, 2021. Cognizant filed its answer on January 29, 2021.

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

Cognizant Technology Solutions	21	March 31, 2025 Form 10-Q

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

Note 11 — Segment Information
Our chief executive officer is our chief operating decision maker. Our CODM regularly reviews the performance of our business by four industry-based operating segments, which are our four reportable business segments: Health Sciences, Financial Services, Products and Resources, and Communications, Media and Technology.
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

Cognizant Technology Solutions	22	March 31, 2025 Form 10-Q

In the first quarter of 2025, we made certain changes to the internal measurement of segment operating profit for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to reflect a more complete cost of delivery. Specifically, segment operating profit now includes an allocation of certain corporate costs, which were previously included in "unallocated costs." We have reported 2025 segment operating profits using the new allocation methodology and have recast the 2024 results to conform to the new methodology.
Our CODM is not regularly provided with segment expenses. A portion of depreciation and amortization, certain corporate costs, the impact of the settlements of the cash flow hedges, the gain on the sale of property and equipment and expenses related to our NextGen program are not allocated to individual segments. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations.
We do not disclose assets by segment as a significant portion of the assets is used interchangeably among the segments and our CODM is not provided such information.
Information by reportable segment were as follows:

	Three Months Ended March 31, 2025
(in millions)	HS	FS	P&R	CMT	Total
Revenues	$1,571	$1,462	$1,278	$804	$5,115
Less: other segment items	1,265	1,208	1,073	712	4,258
Segment operating profit	306	254	205	92	857
Less: unallocated costs					4
Income from operations					$853

	Three Months Ended March 31, 2024
(in millions)	HS	FS	P&R	CMT	Total
Revenues	$1,416	$1,385	$1,133	$826	$4,760
Less: other segment items	1,154	1,177	952	736	4,019
Segment operating profit	262	208	181	90	741
Less: unallocated costs					46
Income from operations					$695
Other segment items for each reportable segment primarily include employee compensation and benefits, subcontractor costs, costs of third-party products and services related to revenue and project-related travel.
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	March 31, 2025	December 31, 2024
Long-lived Assets: (1)
North America(2)	$327	$338
Europe	73	72
Rest of World (3)	588	584
Total	$988	$994

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Cognizant Technology Solutions	23	March 31, 2025 Form 10-Q

Note 12 — Subsequent Events
Dividend
On April 29, 2025, the Board of Directors approved the Company's declaration of a $0.31 per share dividend with a record date of May 19, 2025 and a payment date of May 28, 2025.

Cognizant Technology Solutions	24	March 31, 2025 Form 10-Q

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
Q1 2025 Financial Results1

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue up $355 million or 7.5% from Q1 2024; an increase of 8.2% in constant currency[1]	Income from Operations up $158 million or 22.7% from Q1 2024 Adjusted Income from Operations[1] up $73 million or 10.2% from Q1 2024	Operating margin up 210 bps from Q1 2024 Adjusted Operating Margin[1] up 40 bps from Q1 2024	Diluted EPS up $0.24 or 21.8% from Q1 2024 Adjusted Diluted EPS[1] up $0.11 or 9.8% from Q1 2024
During the quarter ended March 31, 2025, revenues increased by $355 million as compared to the quarter ended March 31, 2024, representing growth of 7.5%, or 8.2% on a constant currency1 basis. Our recently completed acquisitions contributed approximately 400 basis points to revenue growth. Additionally, revenues were positively impacted by growth in our Health Sciences and Financial Services segment, partially offset by weakness in our Products and Resources (excluding the impact of our recently completed acquisitions) and Communications, Media and Technology segments.
Our operating margin increased to 16.7% for the quarter ended March 31, 2025 from 14.6% for the quarter ended March 31, 2024. Our Adjusted Operating Margin1 increased to 15.5% for the quarter ended March 31, 2025 from 15.1% for the quarter ended March 31, 2024. Our GAAP and Adjusted Operating Margins for the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024, were positively impacted by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by the negative impact of the 2024 merit cycle on compensation costs, and the dilutive impact of the recently completed acquisition of Belcan. In addition, our GAAP operating margin for the quarter ended March 31, 2025 was positively impacted by 120 basis points, or $62 million, from the gain on sale of property and equipment, and our GAAP operating margin for the quarter ended March 31, 2024 was negatively impacted by NextGen charges, both of which were excluded from our Adjusted Operating Margin.
1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	25	March 31, 2025 Form 10-Q

As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. For the trailing twelve months ended March 31, 2025 our Voluntary Attrition - Tech Services was 15.8% as compared to 13.1% for the trailing twelve months ended March 31, 2024. We finished the first quarter of 2025 with approximately 336,300 employees as compared to 344,400 employees at the end of the first quarter of 2024.
Business Outlook
We continue to expect our clients' focus to be on their transformation into AI-ready, technology-driven, data-enabled, customer-centric and differentiated businesses. To support this transformation and drive greater business resiliency, we expect clients will continue to demand services and solutions that can enhance productivity and deliver cost savings. We believe clients will continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies, including tariffs, and other macroeconomic and geopolitical factors. This includes the uncertainty related to the global economy, which has affected and may continue to affect their demand for our services and discretionary work.
We increasingly use AI-based technologies, including GenAI, in our client offerings and our own internal operations. AI technologies and services are part of a highly competitive and rapidly evolving market. We plan to continue to make significant investments in our AI capabilities to meet the needs of our clients and harness AI's value in a flexible, secure, scalable and responsible way. As AI-based technologies or other forms of automation evolve, demand for some services that we currently perform for our clients may be reduced, and our ability to obtain favorable pricing or other terms for some of our services may be diminished.
During the third quarter of 2024, we completed the acquisition of Belcan. This acquisition is expected to have a modest near-term dilutive impact to operating margin, primarily due to integration-related expenses and amortization of acquired intangibles.

Cognizant Technology Solutions	26	March 31, 2025 Form 10-Q

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2025	Revenues	2024	Revenues	$	%
Revenues	$5,115	100.0	$4,760	100.0	$355	7.5
Operating expenses:
Cost of revenues(a)	3,397	66.4	3,146	66.1	251	8.0
Selling, general and administrative expenses(a)	791	15.5	765	16.1	26	3.4
Restructuring charges	—	—	23	0.5	(23)	(100.0)
Depreciation and amortization expense	136	2.7	131	2.8	5	3.8
(Gain) on sale of property and equipment	(62)	(1.2)	—	—	(62)	N/A
Income from operations	853	16.7	695	14.6	158	22.7
Other income (expense), net	19		27		(8)	(29.6)
Income before provision for income taxes	872	17.0	722	15.2	150	20.8
Provision for income taxes	(213)		(179)		(34)	19.0
Income (loss) from equity method investments	4		3		1	33.3
Net income	$663	13.0	$546	11.5	$117	21.4
Diluted EPS	$1.34		$1.10		$0.24	21.8

Other Financial Information[2]
Adjusted Income from Operations and Adjusted Operating Margin	$791	15.5	$718	15.1	$73	10.2
Adjusted Diluted EPS	$1.23		$1.12		$0.11	9.8

(a)Exclusive of depreciation and amortization expense.2
N/A    Not applicable

2 Adjusted Income from Operations, Adjusted Operating Margin and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	27	March 31, 2025 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $5,115 million across our business segments and geographies were as follows for the three months ended March 31, 2025:

Q1 2025 as compared to Q1 2024	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[3]
Health Sciences	155	10.9	11.4
Financial Services	77	5.6	6.5
Products and Resources	145	12.8	13.6
CMT	(22)	(2.7)	(1.9)
Total revenues	$355	7.5	8.2

Q1 2025 as compared to Q1 2024	Increase / (Decrease)
(Dollars in millions)	$	%	CC %[3]
North America	$333	9.5	9.7
United Kingdom	1	0.2	1.0
Continental Europe	10	2.1	5.0
Europe - Total	11	1.2	3.0
Rest of World	11	3.7	7.1
Total revenues	$355	7.5	8.2

Change in revenues was driven by the following factors:3
•    North America revenues, particularly in the Health Sciences and Financial Services segment, were positively impacted by the ramp up of several recently won large deals;
•    Recently completed acquisitions contributed 400 basis points of growth to the overall revenue growth, including approximately 1,500 basis points of growth to our Products and Resources segment (primarily in North America);
•    The resale of third-party products, primarily in North America in our Health Sciences and Financial Services segments, in connection with our integrated offerings strategy, contributed 130 basis points of growth to the overall revenue growth;
•    Reduced demand for discretionary work negatively impacted our revenues, in particular for clients in our Products and Resources segment and our Communications, Media and Technology segments.

3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	28	March 31, 2025 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$251M
é	0.3% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was driven by the negative impact of the 2024 merit cycle on compensation costs, partially offset by operational efficiencies and the beneficial impact of foreign currency exchange rate movements.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily driven by net savings generated from our NextGen program.

é	$26M
ê	0.6% as a % of revenues
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 3.8% while decreasing as a percentage of revenues by 0.1% during the first quarter of 2025 as compared to the first quarter of 2024. The decrease in depreciation expense, which was driven by actions taken under our NextGen program, was offset by an increase in amortization expense driven by intangible assets related to our recently completed acquisition of Belcan.

Gain on Sale of Property and Equipment
During the three months ended March 31, 2025, we realized a gain of $62 million on the sale of an office complex in India. For further detail see Note 1 to our unaudited consolidated financial statements.

Operating Margin and Adjusted Operating Margin[4] - Overall
Our GAAP and Adjusted Operating Margins4 for the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024, were positively impacted by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by the negative impact of the 2024 merit cycle on compensation costs and the dilutive impact of the recently completed acquisition of Belcan. In addition, our GAAP operating margin for the quarter ended March 31, 2025 was positively impacted by 120 basis points, or $62 million, from the gain on sale of property and equipment, and our GAAP operating margin for the quarter ended March 31, 2024 was negatively impacted by NextGen charges, both of which were excluded from our Adjusted Operating Margin.

4 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	29	March 31, 2025 Form 10-Q

A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 23% of our global operating costs during the three months ended March 31, 2025. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee positively impacted our operating margin for the three months ended March 31, 2025 by 58 basis points as compared to the three months ended March 31, 2024.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 74 basis points during the three months ended March 31, 2025. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 17 basis points (excluding the impact of the hedges). The settlement of our cash flow hedges had a negative impact of 16 basis points on our operating margin during the three months ended March 31, 2025, compared to no impact during the three months ended March 31, 2024.

Segment Operating Profit
In the first quarter of 2025, we made certain changes to the internal measurement of segment operating profit for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to reflect a more complete cost of delivery. Specifically, segment operating profit now includes an allocation of corporate costs, which were previously included in "unallocated costs." We have reported 2025 segment operating profits using the new allocation methodology and have recast the 2024 results to conform to the new methodology.
Segment operating profit and operating margin percentage were as follows:

Segment operating profit	%	Segment operating margin
In the first quarter of 2025, segment operating margins across all our segments were positively impacted by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by the negative impact of the 2024 merit cycle on compensation costs. In the first quarter of 2025, segment operating profit in the Products and Resources segment was also negatively impacted by the dilutive impact of the Belcan acquisition.
Total segment operating profit and operating margin were as follows for the three months ended March 31:

(Dollars in millions)	2025	% of Revenues	2024	% of Revenues	Increase/(Decrease)
Total segment operating profit	$857	16.8	$741	15.6	$116
Less: unallocated costs	4	0.1	46	1.0	(42)
Income from operations	$853	16.7	$695	14.6	$158
The decrease in unallocated costs for three months ended March 31, 2025 as compared to March 31, 2024 was driven by the 2025 gain on sale of property and equipment and the absence of NextGen charges, partially offset by higher amortization of intangible assets and certain corporate costs.

Cognizant Technology Solutions	30	March 31, 2025 Form 10-Q

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended March 31:

(in millions)	2025	2024	Increase/ Decrease
Foreign currency exchange gains (losses)	$3	$(25)	$28
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(1)	31	(32)
Foreign currency exchange gains (losses), net	2	6	(4)
Interest income	30	30	—
Interest expense	(12)	(11)	(1)
Other, net	(1)	2	(3)
Total other income (expense), net	$19	$27	$(8)
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of March 31, 2025, the notional value of our undesignated hedges was $801 million.

Provision for Income Taxes

é	$34M

¡ Effective Income Tax Rate ê 0.4%

The increase in provision for income taxes for the three months ended March 31, 2025 was primarily driven by an increase in income from operations, partially offset by a decrease in the effective income tax rate.

Net Income
The increase in net income was primarily driven by an increase in income from operations, including the aforementioned gain on sale of property and equipment.

é	$117M

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

Our non-GAAP financial measures Adjusted Operating Margin and Adjusted Income from Operations exclude unusual items, such as the gain on sale of property and equipment and NextGen charges. Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, such as the gain on sale of property and equipment and NextGen charges, and net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. For further detail on the gain on sale of property and equipment and the NextGen charges, see Note 1 and Note 3, respectively, to our unaudited consolidated financial statements. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.

We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into our operating results. For internal management reporting and budgeting purposes, we use various GAAP and non-GAAP financial measures for financial and operational decision-making, to evaluate period-to-period comparisons, to

Cognizant Technology Solutions	31	March 31, 2025 Form 10-Q

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

	2025	% of Revenues	2024	% of Revenues
GAAP income from operations and operating margin	$853	16.7	$695	14.6
(Gain) on sale of property and equipment(1)	(62)	(1.2)	—	—
NextGen charges(2)	—	—	23	0.5
Adjusted Income from Operations and Adjusted Operating Margin	$791	15.5	$718	15.1

GAAP diluted EPS	$1.34		$1.10
Effect of above adjustments, pre-tax	(0.13)		0.05
Non-operating foreign currency exchange (gains) losses, pre-tax (3)	—		(0.01)
Tax effect of above adjustments(4)	0.02		(0.02)
Adjusted Diluted EPS	$1.23		$1.12

(1)During the three months ended March 31, 2025, we realized a gain of $62 million on the sale of an office complex in India. See Note 1 to our unaudited consolidated financial statements for additional information.
(2)Consists of employee separation, facility exit and other costs incurred in connection with the NextGen program. See Note 3 to our unaudited consolidated financial statements for additional information.
(3)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(4)Presented below are the tax impacts of our non-GAAP adjustments to pre-tax income:

	Three Months Ended March 31,
(in millions)	2025	2024
Non-GAAP income tax benefit (expense) related to:
Gain on sale of property and equipment	$(9)	$—
NextGen charges	—	5
Foreign currency exchange gains and losses	(3)	(1)
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

Cognizant Technology Solutions	32	March 31, 2025 Form 10-Q

Liquidity and Capital Resources
Our cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of March 31, 2025, we had cash, cash equivalents and short-term investments of $1,992 million and available capacity under our credit facility of $1.85 billion.

The following table provides a summary of cash flows for the three months ended March 31:

(in millions)	2025	2024	Increase / Decrease
Net cash provided by (used in):
Operating activities	$400	$95	$305
Investing activities	(7)	(238)	231
Financing activities	(657)	(304)	(353)
Operating activities
The increase in cash provided by operating activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily driven by the $360 million payment made in January 2024 in relation to our dispute with the ITD (see Note 6 to our unaudited consolidated financial statements), which reduced cash from operating activities in 2024.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 81 days as of March 31, 2025, an increase of 3 days from 78 days as of December 31, 2024. Our DSO was 78 days as of March 31, 2024, an increase of 1 day from 77 days as of December 31, 2023.
Investing activities
The cash used in investing activities for the three months ended March 31, 2025, was driven by purchases of property and equipment, partially offset by the proceeds from the sale of an office complex in India. The cash used in investing activities for the three months ended March 31, 2024, was driven by payments for business combinations and purchases of property and equipment, partially offset by net maturities of investments.
Financing activities
The increase in cash used in financing activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily driven by our repayment of the outstanding balance under the revolving credit facility and increased repurchases of common stock during the first quarter of 2025.
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. During the three months ended March 31, 2025, we repaid the $300 million balance that was outstanding under the revolving credit facility, and had no outstanding balance as of March 31, 2025. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2025 and through the date of this filing. See Note 5 to our unaudited consolidated financial statements.

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

Cognizant Technology Solutions	33	March 31, 2025 Form 10-Q

Other Liquidity and Capital Resources Information
We seek to ensure that our cash is available to us in the locations in which it is needed. As part of our ongoing liquidity assessments, we regularly monitor the mix of our domestic and international cash flows and cash balances. We evaluate on an ongoing basis what portion of the non-U.S. cash, cash equivalents and short-term investments is needed locally to execute our strategic plans and what amount is available for repatriation back to the United States.
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

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits, including the application of the cost-to-cost method of measuring progress to completion for certain fixed-price contracts, income taxes, business combinations and valuation of goodwill and other long-lived assets. We base our estimates on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited consolidated financial statements. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Adopted and New Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 12, 2025.

Cognizant Technology Solutions	34	March 31, 2025 Form 10-Q

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	35	March 31, 2025 Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 to our unaudited consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 12, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
Our stock repurchase program was initially adopted in 2017 and, as amended from time to time, including most recently in March 2025, has authorized the repurchase of up to $13.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining balance of $3,047 million as of March 31, 2025. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and depend upon market conditions and other factors.
During the three months ended March 31, 2025, we repurchased $190 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2025 - January 31, 2025	—	$—	—	$1,237
February 1, 2025 -February 28, 2025	1,647,388	84.98	1,647,388	1,097
March 1, 2025 - March 31, 2025	632,811	79.01	632,811	3,047
Total	2,280,199	$83.33	2,280,199
The aggregate purchase price and weighted average price per share does not include the excise tax on net stock repurchases. The excise tax was immaterial for the three months ended March 31, 2025.
During the three months ended March 31, 2025, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended March 31, 2025, such repurchases totaled 0.2 million shares at an aggregate cost of $19 million.

Item 5. Other Information
(c) Trading Plans
During the three months ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Cognizant Technology Solutions	36	March 31, 2025 Form 10-Q

Item 6. Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, dated June 4, 2024	8-K	000-24429	3.1	6/7/2024
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	37	March 31, 2025 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	April 30, 2025	By:	/s/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2025	By:	/s/ JATIN DALAL
Jatin Dalal,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	38	March 31, 2025 Form 10-Q