Form 10-Q
period 2025-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2025-07-31
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2025
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 0-24429

 COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3728359
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Frank W. Burr Blvd., Suite 36, 6th Floor
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 25, 2025:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	488,395,937

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial intelligence
ASC	Accounting Standards Codification
CC	Constant Currency
CE	Continental Europe
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
CODM	Chief Operating Decision Maker
Credit Agreement	Credit agreement with a commercial bank syndicate dated April 18, 2024, as amended
CTS India	Our principal operating subsidiary in India
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings per share
ESG	Environmental, social and corporate governance
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
GenAI	Generative artificial intelligence
HS	Health Sciences
High Court	Madras, India High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IP	Intellectual property
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
NA	North America
NextGen program	Our 2023-2024 program to simplify our operating model, optimize corporate functions and consolidate and realign office space
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
OBBBA	One Big Beautiful Bill Act
P&R	Products & Resources
R&E	Research and experimental
Recently completed acquisitions	Acquisitions that were completed in the 12 months preceding the beginning of the reporting period (in order to identify the impact of such acquisitions for the first twelve months of ownership)
RoW	Rest of World
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Term Loan	Unsecured term loan under the Credit Agreement
Title VII	Title VII of the Civil Rights Act of 1964, 42 U.S.C. § 2000e et seq.
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-CDCA	United States District Court for the Central District of California
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant Technology Solutions	1	June 30, 2025 Form 10-Q

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
•our ability to successfully use AI-based technologies in our client offerings and our own internal operations and the impact AI-based technologies may have on the demand for our services or our ability to obtain favorable pricing or other terms for our services;
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

Cognizant Technology Solutions	2	June 30, 2025 Form 10-Q

•actual and potential changes in tax laws, or in their interpretation or enforcement, failure by us to adapt our corporate structure and intercompany arrangements, or adverse outcomes of tax audits, investigations or proceedings;
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

Cognizant Technology Solutions	3	June 30, 2025 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,796	$2,231
Short-term investments	12	12
Trade accounts receivable, net	4,402	4,059
Other current assets	1,396	1,202
Total current assets	7,606	7,504
Property and equipment, net	976	994
Operating lease assets, net	565	552
Goodwill	7,120	6,953
Intangible assets, net	1,523	1,599
Deferred income tax assets, net	1,256	1,248
Long-term investments	110	90
Other noncurrent assets	1,008	1,026
Total assets	$20,164	$19,966
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$279	$340
Deferred revenue	440	450
Short-term debt	33	33
Operating lease liabilities	155	152
Accrued expenses and other current liabilities	2,249	2,610
Total current liabilities	3,156	3,585
Deferred revenue, noncurrent	34	30
Operating lease liabilities, noncurrent	430	420
Deferred income tax liabilities, net	169	154
Long-term debt	559	875
Other noncurrent liabilities	528	494
Total liabilities	4,876	5,558
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 489 and 495 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	14	13
Retained earnings	15,226	14,686
Accumulated other comprehensive income (loss)	43	(296)
Total stockholders’ equity	15,288	14,408
Total liabilities and stockholders’ equity	$20,164	$19,966
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	June 30, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$5,245	$4,850	$10,360	$9,610
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,479	3,204	6,876	6,350
Selling, general and administrative expenses	810	781	1,601	1,546
Restructuring charges	—	29	—	52
Depreciation and amortization expense	139	128	275	259
(Gain) on sale of property and equipment	—	—	(62)	—
Income from operations	817	708	1,670	1,403
Other income (expense), net:
Interest income	23	30	53	60
Interest expense	(9)	(10)	(21)	(21)
Foreign currency exchange gains (losses), net	7	1	9	7
Other, net	4	(1)	3	1
Total other income (expense), net	25	20	44	47
Income before provision for income taxes	842	728	1,714	1,450
Provision for income taxes	(197)	(165)	(410)	(344)
Income (loss) from equity method investments	—	3	4	6
Net income	$645	$566	$1,308	$1,112
Basic earnings per share	$1.31	$1.14	$2.65	$2.24
Diluted earnings per share	$1.31	$1.14	$2.65	$2.23
Weighted average number of common shares outstanding - Basic	492	497	493	497
Dilutive effect of shares issuable under stock-based compensation plans	—	1	—	1
Weighted average number of common shares outstanding - Diluted	492	498	493	498
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	June 30, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$645	$566	$1,308	$1,112
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	197	(1)	300	(74)
Unrealized gains and losses on cash flow hedges	10	7	38	18
Gains and losses on defined benefit plans	1	—	1	—
Other comprehensive income (loss)	208	6	339	(56)
Comprehensive income	$853	$572	$1,647	$1,056
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	June 30, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	495	$5	$13	$14,686	$(296)	$14,408
Net income	—	—	—	663	—	663
Other comprehensive income (loss)	—	—	—	—	131	131
Common stock issued, stock-based compensation plans	1	—	19	—	—	19
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(3)	—	(55)	(155)	—	(210)
Dividends declared, $0.31 per share	—	—	—	(154)	—	(154)
Balance, March 31, 2025	493	5	19	15,040	(165)	14,899
Net income	—	—	—	645	—	645
Other comprehensive income (loss)	—	—	—	—	208	208
Common stock issued, stock-based compensation plans	—	—	14	—	—	14
Stock-based compensation expense	—	—	48	—	—	48
Repurchases of common stock	(4)	—	(67)	(305)	—	(372)
Dividends declared, $0.31 per share	—	—	—	(154)	—	(154)
Balance, June 30, 2025	489	$5	$14	$15,226	$43	$15,288

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	498	$5	$15	$13,301	$(94)	$13,227
Net income	—	—	—	546	—	546
Other comprehensive income (loss)	—	—	—	—	(62)	(62)
Common stock issued, stock-based compensation plans	1	—	20	—	—	20
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(2)	—	(57)	(76)	—	(133)
Dividends declared, $0.30 per share	—	—	—	(150)	—	(150)
Balance, March 31, 2024	497	5	20	13,621	(156)	13,490
Net income	—	—	—	566	—	566
Other comprehensive income (loss)	—	—	—	—	6	6
Common stock issued, stock-based compensation plans	1	—	15	—	—	15
Stock-based compensation expense	—	—	48	—	—	48
Repurchases of common stock	(1)	—	(68)	(8)	—	(76)
Dividends declared, $0.30 per share	—	—	—	(151)	—	(151)
Balance, June 30, 2024	497	$5	$15	$14,028	$(150)	$13,898
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	7	June 30, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,308	$1,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275	266
Deferred income taxes	9	(125)
Stock-based compensation expense	90	90
Gain on sale of property and equipment	(62)	—
Other, net	(15)	31
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable, current	(320)	(121)
Other current and noncurrent assets	(60)	(355)
Accounts payable	(29)	(34)
Deferred revenues, current and noncurrent	(10)	(14)
Other current and noncurrent liabilities	(388)	(493)
Net cash provided by operating activities	798	357
Cash flows from investing activities:
Purchases of property and equipment	(144)	(158)
Proceeds from sale of property and equipment	70	—
Proceeds from maturity of held-to-maturity investment securities	—	3
Purchases of other investments	(16)	(1)
Proceeds from maturity or sale of other investments	1	260
Payments for business combinations, net of cash acquired	—	(421)
Net cash (used in) investing activities	(89)	(317)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	33	35
Repurchases of common stock	(577)	(209)
Repayment of Term Loan borrowings and earnout and finance lease obligations	(21)	(50)
Repayment of notes outstanding under the revolving credit facility	(300)	—
Dividends paid	(308)	(301)
Net cash (used in) financing activities	(1,173)	(525)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	29	(39)
(Decrease) in cash, cash equivalents and restricted cash and cash equivalents	(435)	(524)
Cash, cash equivalents and restricted cash and cash equivalents beginning of year	2,231	2,717
Cash and cash equivalents, end of period	$1,796	$2,193
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	8	June 30, 2025 Form 10-Q

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
We are currently evaluating the impact of the new standard on our disclosures.

Cognizant Technology Solutions	9	June 30, 2025 Form 10-Q

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

	Three Months Ended June 30, 2025					Six Months Ended June 30, 2025

(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$1,298	$1,096	$918	$600	$3,912	$2,628	$2,139	$1,829	$1,170	$7,766
United Kingdom	51	159	148	124	482	100	312	285	242	939
Continental Europe	166	160	159	35	520	326	307	312	68	1,013
Europe - Total	217	319	307	159	1,002	426	619	597	310	1,952
Rest of World	36	132	81	82	331	68	251	158	165	642
Total	$1,551	$1,547	$1,306	$841	$5,245	$3,122	$3,009	$2,584	$1,645	$10,360

Service line:
Consulting and technology services	$908	$1,099	$918	$464	$3,389	$1,778	$2,119	$1,805	$913	$6,615
Outsourcing services	643	448	388	377	1,856	1,344	890	779	732	3,745
Total	$1,551	$1,547	$1,306	$841	$5,245	$3,122	$3,009	$2,584	$1,645	$10,360

Type of contract:
Time and materials	$495	$812	$580	$454	$2,341	$976	$1,576	$1,136	$888	$4,576
Fixed-price	750	687	638	338	2,413	1,541	1,338	1,272	672	4,823
Transaction or volume-based	306	48	88	49	491	605	95	176	85	961
Total	$1,551	$1,547	$1,306	$841	$5,245	$3,122	$3,009	$2,584	$1,645	$10,360

Cognizant Technology Solutions	10	June 30, 2025 Form 10-Q

	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024

(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$1,252	$1,039	$761	$568	$3,620	$2,461	$2,016	$1,534	$1,130	$7,141
United Kingdom	47	138	127	132	444	91	281	258	270	900
Continental Europe	135	150	148	37	470	270	301	293	89	953
Europe - Total	182	288	275	169	914	361	582	551	359	1,853
Rest of World	27	120	90	79	316	55	234	174	153	616
Total	$1,461	$1,447	$1,126	$816	$4,850	$2,877	$2,832	$2,259	$1,642	$9,610

Service line:
Consulting and technology services	$863	$1,021	$728	$462	$3,074	$1,665	$1,974	$1,464	$926	$6,029
Outsourcing services	598	426	398	354	1,776	1,212	858	795	716	3,581
Total	$1,461	$1,447	$1,126	$816	$4,850	$2,877	$2,832	$2,259	$1,642	$9,610

Type of contract:
Time and materials	$497	$805	$447	$430	$2,179	$987	$1,588	$917	$897	$4,389
Fixed-price	703	597	594	339	2,233	1,373	1,153	1,176	667	4,369
Transaction or volume-based	261	45	85	47	438	517	91	166	78	852
Total	$1,461	$1,447	$1,126	$816	$4,850	$2,877	$2,832	$2,259	$1,642	$9,610
Costs to Fulfill
The following table shows significant movements in the capitalized costs to fulfill for the six months ended June 30:

(in millions)	2025	2024
Beginning balance	$209	$245
Costs capitalized	20	35
Amortization expense	(40)	(44)
Impairment charge	(7)	(2)
Ending balance	$182	$234
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows significant movements in contract assets (current and noncurrent) for the six months ended June 30:

(in millions)	2025	2024
Beginning balance	$386	$316
Revenues recognized during the period but not billed	426	304
Amounts reclassified to trade accounts receivable	(323)	(245)
Ending balance	$489	$375

Cognizant Technology Solutions	11	June 30, 2025 Form 10-Q

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the six months ended June 30:

(in millions)	2025	2024
Beginning balance	$480	$427
Amounts billed but not recognized as revenues	332	300
Revenues recognized related to the beginning balance of deferred revenue	(338)	(316)
Amounts acquired in business combinations	—	9
Ending balance	$474	$420
Revenues recognized during the six months ended June 30, 2025 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of June 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $6,082 million, of which approximately 35% is expected to be recognized as revenues within 1 year, approximately 55% is expected to be recognized as revenues within 2 years and approximately 90% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses for trade accounts receivable for the six months ended June 30:

(in millions)	2025	2024
Beginning balance	$26	$32
Credit loss expense (1)	5	5
Write-offs charged against the allowance	(5)	(4)
Ending balance	$26	$33

(1)Reported in "Selling, general and administrative expenses" in our unaudited consolidated statements of operations.

Note 3 — Restructuring Charges
At the end of 2024, we completed our NextGen program. NextGen charges for the three months ended June 30, 2024 were $29 million and included $18 million of employee separation costs and $11 million of facility exit costs. NextGen charges for the six months ended June 30, 2024 were $52 million and included $26 million of employee separation costs, $25 million of facility exit costs and $1 million of third party and other costs. We did not incur any costs related to the NextGen program during the six months ended June 30, 2025.
The costs related to our NextGen program are reported in "Restructuring charges" in our consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs.” See Note 11.

Cognizant Technology Solutions	12	June 30, 2025 Form 10-Q

Changes in our accrued employee separation costs related to the NextGen program included in "Accrued expenses and other current liabilities" in our unaudited consolidated statements of financial position are presented in the table below for the six months ended June 30:

(in millions)	2025	2024
Beginning balance	$35	$42
Employee separation costs accrued	—	26
Payments made	(35)	(48)
Ending balance	$—	$20

Note 4 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

(in millions)	June 30, 2025	December 31, 2024
Compensation and benefits	$1,197	$1,499
Customer volume and other incentives	286	247
Liabilities related to the resale of third-party products	220	154
Professional fees	201	171
Income taxes	11	100
Other	334	439
Total accrued expenses and other current liabilities	$2,249	$2,610

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
The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement. Since the issuance of the Term Loan, the Term Loan has been a Term Benchmark loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of June 30, 2025.
Short-term Debt
As of each of June 30, 2025 and December 31, 2024, we had $33 million of short-term debt related to current maturities of our Term Loan.

Cognizant Technology Solutions	13	June 30, 2025 Form 10-Q

Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	June 30, 2025	December 31, 2024
Notes outstanding under revolving credit facility	$—	$300
Term Loan	594	610
Less:
Current maturities - Term Loan	(33)	(33)
Unamortized deferred financing costs	(2)	(2)
Long-term debt, net of current maturities	$559	$875
The carrying value of our debt approximated its fair value as of June 30, 2025 and December 31, 2024.

Note 6 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective income tax rate	23.4%	22.7%	23.9%	23.7%
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($385 million at the June 30, 2025 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount.
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
As of both June 30, 2025 and December 31, 2024, the deposit with the ITD was $403 million presented in "Other noncurrent assets".
The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.
 We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of June 30, 2025.
Subsequent Event
In July 2025, the OBBBA was enacted in the United States, which, among other provisions, repealed the requirement to capitalize U.S. R&E costs. As a result, we do not believe it is more likely than not that we will realize our deferred tax asset of approximately $400 million related to R&E costs capitalized outside the United States. These amounts would have otherwise been available to offset certain future U.S. taxes on our non-U.S. earnings, which, as a result of this repeal, we no longer project to be applicable to us. Therefore, we anticipate a one-time, non-cash tax expense of approximately $400 million in the third quarter of 2025. Other than this anticipated impact, we do not expect the OBBBA to significantly impact our effective income tax rate. This assessment is based upon our current interpretation of the OBBBA, which may change as a result of future clarifications or guidance.

Cognizant Technology Solutions	14	June 30, 2025 Form 10-Q

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		June 30, 2025		December 31, 2024
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$11	$—	$1	$—
	Other noncurrent assets	9	—	—	—
	Accrued expenses and other current liabilities	—	2	—	22
	Other noncurrent liabilities	—	1	—	13
	Total	20	3	1	35
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	5	—	1	—
	Accrued expenses and other current liabilities	—	7	—	2
	Total	5	7	1	2
Total		$25	$10	$2	$37
Cash Flow Hedges
We have entered and continue to enter into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2025, 2026 and the first six months of 2027. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of June 30, 2025, we estimate $7 million, net of tax, of net gains related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

Cognizant Technology Solutions	15	June 30, 2025 Form 10-Q

The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	June 30, 2025	December 31, 2024
2025	$1,185	$2,010
2026	1,510	920
2027	340	—
Total notional value of contracts outstanding	$3,035	$2,930
The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 9.
Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the third quarter of 2025. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	June 30, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$940	$(2)	$489	$(1)
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the three and six months ended June 30:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2025	2024	2025	2024
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(7)	$(3)	$(8)	$28
The related cash flow impacts of all the derivative activities are reflected as cash flows from operating activities.

Cognizant Technology Solutions	16	June 30, 2025 Form 10-Q

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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25	$—	$—	$25
Time deposits	—	246	—	246
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	16	—	16
Other noncurrent assets:
Foreign exchange forward contracts	—	9	—	9
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(9)	—	(9)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(1)	—	(1)

Cognizant Technology Solutions	17	June 30, 2025 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2024:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$40	$—	$—	$40
Time deposits	—	991	—	991
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	2	—	2
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(24)	—	(24)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(13)	—	(13)
During the three months ended March 31, 2024, we made $30 million of payments related to Level 3 contingent consideration liabilities, which reduced the balance of these liabilities to zero. For the three and six months ended June 30, 2025, we did not have any Level 3 contingent consideration liabilities.
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The carrying value of the time deposits approximated fair value as of June 30, 2025 and December 31, 2024.
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
During the six months ended June 30, 2025 and the year ended December 31, 2024, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	18	June 30, 2025 Form 10-Q

Note 9 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and six months ended June 30, 2025:

	Three Months			Six Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(164)	$13	$(151)	$(261)	$7	$(254)
Change in foreign currency translation adjustments	204	(7)	197	301	(1)	300
Ending balance	$40	$6	$46	$40	$6	$46
Unrealized gains and losses on cash flow hedges:
Beginning balance	$4	$(1)	$3	$(34)	$9	$(25)
Unrealized gains arising during the period	14	(3)	11	44	(11)	33
Reclassifications of net gains and losses to:
Cost of revenues	(1)	—	(1)	6	(1)	5
SG&A expenses	—	—	—	1	(1)	—
Net change	13	(3)	10	51	(13)	38
Ending balance	$17	$(4)	$13	$17	$(4)	$13
Gains and (losses) on defined benefit plans:
Beginning balance	$(20)	$3	$(17)	$(20)	$3	$(17)
Amortization of loss on defined benefit plans	1	—	1	1	—	1
Ending balance	$(19)	$3	$(16)	$(19)	$3	$(16)
Accumulated other comprehensive income (loss):
Beginning balance	$(180)	$15	$(165)	$(315)	$19	$(296)
Other comprehensive income (loss)	218	(10)	208	353	(14)	339
Ending balance	$38	$5	$43	$38	$5	$43
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and six months ended June 30, 2024:

	Three Months			Six Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(183)	$6	$(177)	$(109)	$5	$(104)
Change in foreign currency translation adjustments	(3)	2	(1)	(77)	3	(74)
Ending balance	$(186)	$8	$(178)	$(186)	$8	$(178)
Unrealized gains and losses on cash flow hedges:
Beginning balance	$28	$(7)	$21	$13	$(3)	$10
Unrealized gains arising during the period	13	(3)	10	28	(7)	21
Reclassifications of net gains to:
Cost of revenues	(3)	1	(2)	(3)	1	(2)
SG&A expenses	(1)	—	(1)	(1)	—	(1)
Net change	9	(2)	7	24	(6)	18
Ending balance	$37	$(9)	$28	$37	$(9)	$28
Accumulated other comprehensive income (loss):
Beginning balance	$(155)	$(1)	$(156)	$(96)	$2	$(94)
Other comprehensive income (loss)	6	—	6	(53)	(3)	(56)
Ending balance	$(149)	$(1)	$(150)	$(149)	$(1)	$(150)

Cognizant Technology Solutions	19	June 30, 2025 Form 10-Q

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

On January 15, 2015, Syntel sued TriZetto and Cognizant in the USDC-SDNY. Syntel’s complaint alleged breach of contract against TriZetto, and tortious interference and misappropriation of trade secrets against Cognizant and TriZetto, stemming from Cognizant’s hiring of certain former Syntel employees. Cognizant and TriZetto countersued on March 23, 2015, for breach of contract, misappropriation of trade secrets and tortious interference, based on Syntel’s misuse of TriZetto confidential information and abandonment of contractual obligations. Cognizant and TriZetto subsequently added federal DTSA and copyright infringement claims for Syntel’s misuse of TriZetto’s proprietary technology. The parties’ claims were narrowed by the court and the case was tried before a jury, which on October 27, 2020 returned a verdict in favor of Cognizant in the amount of $855 million, including $570 million in punitive damages. On April 20, 2021, the USDC-SDNY issued a post-trial order that, among other things, affirmed the jury’s award of $285 million in actual damages, but reduced the award of punitive damages from $570 million to $285 million, thereby reducing the overall damages award from $855 million to $570 million. The USDC-SDNY subsequently issued a final judgment consistent with the April 20th order. On May 26, 2021, Syntel filed a notice of appeal to the Second Circuit, and on June 3, 2021 the USDC-SDNY stayed execution of judgment pending appeal. On May 25, 2023, the Second Circuit issued an opinion affirming in part and vacating in part the judgment of the USDC-SDNY and remanding the case for further proceedings consistent with its opinion. The Second Circuit affirmed the judgment in all respects on liability but vacated the $570 million award that had been based on avoided development costs under the DTSA, and it remanded the case to the USDC-SDNY for further evaluation of damages. On June 23, 2023, the Second Circuit issued its mandate returning the case to the USDC-SDNY. On March 13, 2024, the USDC-SDNY issued a ruling that vacated the alternate compensatory damages awards that were within the scope of the Second Circuit’s remand and awarded TriZetto and Cognizant approximately $15 million in attorney’s fees. On October 23, 2024, the USDC-SDNY granted TriZetto and Cognizant’s motion for a new trial on the amount of compensatory damages owed to TriZetto and Cognizant. On June 24, 2025, the parties proceeded to trial, and on June 30, 2025, the jury returned a verdict in favor of TriZetto and Cognizant, awarding $70 million in compensatory damages. Entry of judgement remains pending. Thereafter, we expect Syntel to appeal and thus we will not record any gain in our financial statements until it becomes realizable.
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

Cognizant Technology Solutions	20	June 30, 2025 Form 10-Q

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

On June 1, 2021, an eighth putative shareholder derivative complaint was filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. The complaint asserts claims similar to those in the previously-filed putative shareholder derivative actions. On March 31, 2022, we and certain of our current and former directors and officers moved to dismiss the complaint. On November 30, 2022, the USDC-NJ denied without prejudice those motions. The USDC-NJ ordered the parties to conduct limited discovery related to the issue of whether our board of directors wrongfully refused the plaintiff’s earlier litigation demand and, after the conclusion of such limited discovery, to file targeted motions for summary judgment on the issue of wrongful refusal. On July 25, 2025, we reached an agreement in principle to settle this lawsuit. The settlement, which is subject to the approval of our board of directors and the individual defendants, is still being finalized. The amount of the settlement is expected to be immaterial to the Company’s consolidated financial statements.
We have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s board of directors. In connection with the matters that were the subject of our previously disclosed internal investigation, the United States Department of Justice and SEC investigations and the related litigation, we have received requests under such indemnification agreements and our bylaws to provide funds for legal fees and other expenses. There are no amounts remaining available to us under applicable insurance policies for our ongoing indemnification and advancement obligations with respect to certain of our current and former officers and directors or incremental legal fees and other expenses related to the above matters.
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

Cognizant Technology Solutions	21	June 30, 2025 Form 10-Q

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

Cognizant Technology Solutions	22	June 30, 2025 Form 10-Q

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
Information by reportable segment were as follows:

	Three Months Ended June 30, 2025					Six Months Ended June 30, 2025
(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues	$1,551	$1,547	$1,306	$841	$5,245	$3,122	$3,009	$2,584	$1,645	$10,360
Less: other segment items	1,248	1,293	1,119	726	4,386	2,513	2,501	2,192	1,438	8,644
Segment operating profit	$303	$254	$187	$115	$859	$609	$508	$392	$207	$1,716
Less: unallocated costs					42					46
Income from operations					$817					$1,670

	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024
(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues	$1,461	$1,447	$1,126	$816	$4,850	$2,877	$2,832	$2,259	$1,642	$9,610
Less: other segment items	1,187	1,239	947	727	4,100	2,341	2,416	1,899	1,463	8,119
Segment operating profit	$274	$208	$179	$89	$750	$536	$416	$360	$179	$1,491
Less: unallocated costs					42					88
Income from operations					$708					$1,403
Other segment items for each reportable segment primarily include employee compensation and benefits, subcontractor costs, costs of third-party products and services related to revenue and project-related travel.
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	June 30, 2025	December 31, 2024
Long-lived Assets: (1)
North America(2)	$319	$338
Europe	75	72
Rest of World (3)	582	584
Total	$976	$994

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 12 — Subsequent Events
Dividend
On July 29, 2025, the Board of Directors approved the Company's declaration of a $0.31 per share dividend with a record date of August 18, 2025 and a payment date of August 26, 2025.

Cognizant Technology Solutions	23	June 30, 2025 Form 10-Q

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
Q2 2025 Financial Results1

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue up $395 million or 8.1% from Q2 2024; an increase of 7.2% in constant currency[1]	Income from Operations up $109 million or 15.4% from Q2 2024 Adjusted Income from Operations[1] up $80 million or 10.9% from Q2 2024	Operating margin up 100 bps from Q2 2024 Adjusted Operating Margin[1] up 40 bps from Q2 2024	Diluted EPS up $0.17 or 14.9% from Q2 2024 Adjusted Diluted EPS[1] up $0.14 or 12.0% from Q2 2024
During the quarter ended June 30, 2025, revenues increased by $395 million as compared to the quarter ended June 30, 2024, representing growth of 8.1%, or 7.2% on a constant currency1 basis. Our recently completed acquisition of Belcan contributed approximately 400 basis points to revenue growth. Additionally, revenues were positively impacted by growth in our Financial Services and Health Sciences segments, partially offset by weakness in our Products and Resources segment (excluding the impact of Belcan).
Our GAAP operating margin and Adjusted Operating Margin1 were both 15.6% for the quarter ended June 30, 2025, as there were no adjustments for unusual items to report in our calculation of Adjusted Operating Margin for that period. Our GAAP operating margin and Adjusted Operating Margin were 14.6% and 15.2%, respectively, for the quarter ended June 30, 2024. Our operating margin for the quarter ended June 30, 2025, as compared to the quarter ended June 30, 2024, was positively impacted by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs and the dilutive impact of the recently completed acquisition of Belcan. In addition, our GAAP operating margin for the quarter ended June 30, 2024 was negatively impacted by NextGen charges, which were excluded from our Adjusted Operating Margin.

1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	24	June 30, 2025 Form 10-Q

As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. For the trailing twelve months ended June 30, 2025 our Voluntary Attrition - Tech Services was 15.2% as compared to 13.6% for the trailing twelve months ended June 30, 2024. We finished the second quarter of 2025 with approximately 343,800 employees as compared to 336,300 employees at the end of the second quarter of 2024.
Business Outlook
We continue to expect our clients' focus to be on their transformation into AI-ready, technology-driven, data-enabled, customer-centric and differentiated businesses. To support this transformation and drive greater business resiliency, clients have demanded and may increasingly demand services and solutions that deliver productivity and cost savings. We believe clients will continue to contend with industry-specific changes driven by evolving digital technologies, uncertainty in the regulatory environment, industry consolidation and convergence as well as international trade policies, including tariffs, and other macroeconomic and geopolitical factors. This includes the uncertainty related to the global economy, which has affected and may continue to affect their demand for our services and discretionary work.
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
In July 2025, the OBBBA was enacted in the United States, which, among other provisions, repealed the requirement to capitalize U.S. R&E costs. As a result, we do not believe it is more likely than not that we will realize our deferred tax asset of approximately $400 million related to R&E costs capitalized outside the United States. These amounts would have otherwise been available to offset certain future U.S. taxes on our non-U.S. earnings, which, as a result of this repeal, we no longer project to be applicable to us. Therefore, we anticipate a one-time, non-cash tax expense of approximately $400 million in the third quarter of 2025. Other than this anticipated impact, we do not expect the OBBBA to significantly impact our effective income tax rate. Additionally, as a result of this repeal, we project the OBBBA will reduce our cash taxes by $200 million in 2025. These assessments are based upon our current interpretation of the OBBBA, which may change as a result of future clarifications or guidance.

Cognizant Technology Solutions	25	June 30, 2025 Form 10-Q

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2025	Revenues	2024	Revenues	$	%
Revenues	$5,245	100.0	$4,850	100.0	$395	8.1
Operating expenses:
Cost of revenues(a)	3,479	66.3	3,204	66.1	275	8.6
Selling, general and administrative expenses(a)	810	15.4	781	16.1	29	3.7
Restructuring charges	—	—	29	0.6	(29)	(100.0)
Depreciation and amortization expense	139	2.7	128	2.6	11	8.6
Income from operations and operating margin	817	15.6	708	14.6	109	15.4
Other income (expense), net	25		20		5	25.0
Income before provision for income taxes	842	16.1	728	15.0	114	15.7
Provision for income taxes	(197)		(165)		(32)	19.4
Income (loss) from equity method investments	—		3		(3)	(100.0)
Net income	$645	12.3	$566	11.7	$79	14.0
Diluted EPS	$1.31		$1.14		$0.17	14.9

Other Financial Information[2]
Adjusted Income from Operations and Adjusted Operating Margin	$817	15.6	$737	15.2	$80	10.9
Adjusted Diluted EPS	$1.31		$1.17		$0.14	12.0

(a)Exclusive of depreciation and amortization expense.2

2 Adjusted Income from Operations, Adjusted Operating Margin and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	26	June 30, 2025 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $5,245 million across our business segments and geographies were as follows for the three months ended June 30, 2025:

Q2 2025 as compared to Q2 2024	Increase
(Dollars in millions)	$	%	CC %[3]
Health Sciences	90	6.2	5.3
Financial Services	100	6.9	6.0
Products and Resources	180	16.0	14.7
CMT	25	3.1	2.2
Total revenues	$395	8.1	7.2

Q2 2025 as compared to Q2 2024	Increase
(Dollars in millions)	$	%	CC %[3]
North America	$292	8.1	8.1
United Kingdom	38	8.6	3.2
Continental Europe	50	10.6	4.7
Europe - Total	88	9.6	4.0
Rest of World	15	4.7	6.0
Total revenues	$395	8.1	7.2

Revenue growth was driven by the following factors:3
•    Revenue growth across all geographies was driven by our Financial Services and Health Sciences segments, which were positively impacted by the ramp up of several recently won large deals;
•    Our acquisition of Belcan contributed 400 basis points of growth to overall revenue growth, including approximately 1,600 basis points of growth to our Products and Resources segment, primarily in North America and to a lesser extent in the United Kingdom;
•    Reduced demand for discretionary work negatively impacted our revenues, in particular for clients in our Products and Resources segment.
3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	27	June 30, 2025 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$275M
é	0.2% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was driven by increased compensation costs, partially offset by operational efficiencies and the beneficial impact of foreign currency exchange rate movements.

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

é	$29M
ê	0.7% as a % of revenues
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 8.6% while remaining flat as a percentage of revenues during the second quarter of 2025 as compared to the second quarter of 2024. The increase was driven by amortization expense from intangible assets related to our recently completed acquisition of Belcan.

Operating Margin and Adjusted Operating Margin[4] - Overall
Our GAAP and Adjusted Operating Margins4 for the quarter ended June 30, 2025, as compared to the quarter ended June 30, 2024, were positively impacted by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs and the dilutive impact of the recently completed acquisition of Belcan. In addition, our GAAP operating margin for the quarter ended June 30, 2024 was negatively impacted by NextGen charges, which were excluded from our Adjusted Operating Margin.

A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 23% of our global operating costs during the three months ended June 30, 2025. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee positively impacted our operating margin for the three months ended June 30, 2025 by 38 basis points as compared to the three months ended June 30, 2024.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 44 basis points during the three months ended June 30, 2025. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 17 basis points (excluding the impact of the hedges). The settlement of our cash flow hedges had a positive impact of 2 basis points on our operating margin during the three months ended June 30, 2025, compared to a positive impact of 8 basis points during the three months ended June 30, 2024.
4 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	28	June 30, 2025 Form 10-Q

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
In the second quarter of 2025, segment operating margins across all our segments were positively impacted by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs. In the second quarter of 2025, segment operating profit in the Products and Resources segment was also negatively impacted by the dilutive impact of the Belcan acquisition.
Total segment operating profit and operating margin were as follows for the three months ended June 30:

(Dollars in millions)	2025	% of Revenues	2024	% of Revenues	Increase
Total segment operating profit	$859	16.4	$750	15.5	$109
Less: unallocated costs	42	0.8	42	0.9	—
Income from operations	$817	15.6	$708	14.6	$109

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended June 30:

(in millions)	2025	2024	Increase/ Decrease
Foreign currency exchange gains	$14	$4	$10
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(7)	(3)	(4)
Foreign currency exchange gains (losses), net	7	1	6
Interest income	23	30	(7)
Interest expense	(9)	(10)	1
Other, net	4	(1)	5
Total other income (expense), net	$25	$20	$5
The foreign currency exchange gains were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of June 30, 2025, the notional value of our undesignated hedges was $940 million. Interest income declined for the three months ended June 30, 2025, driven by a mix of lower invested balances and lower yields as compared to the three months ended June 30, 2024.

Cognizant Technology Solutions	29	June 30, 2025 Form 10-Q

Provision for Income Taxes

é	$32M

¡ Effective Income Tax Rate é 0.7%

The effective income tax rate in both periods reflects the benefits of discrete items related to U.S. state income taxes, which were larger during the 2024 period.

Net Income
The increase in net income was primarily driven by an increase in income from operations.

é	$79M

¡ é 0.6% of Revenues

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

Our non-GAAP financial measures Adjusted Operating Margin and Adjusted Income from Operations exclude unusual items, such as the gain on sale of property and equipment in the first quarter of 2025 and NextGen charges in 2024. Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, such as the gain on sale of property and equipment and NextGen charges, and net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. For further detail on the gain on sale of property and equipment and the NextGen charges, see Note 1 and Note 3, respectively, to our unaudited consolidated financial statements. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.

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

Cognizant Technology Solutions	30	June 30, 2025 Form 10-Q

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

	2025	% of Revenues	2024	% of Revenues
GAAP income from operations and operating margin	$817	15.6	$708	14.6
NextGen charges(1)	—	—	29	0.6
Adjusted Income from Operations and Adjusted Operating Margin	$817	15.6	$737	15.2

GAAP diluted EPS	$1.31		$1.14
Effect of above adjustments, pre-tax	—		0.06
Non-operating foreign currency exchange (gains) losses, pre-tax (2)	(0.01)		—
Tax effect of above adjustments(3)	0.01		(0.03)
Adjusted Diluted EPS	$1.31		$1.17

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
(3)Presented below are the tax impacts of our non-GAAP adjustments to pre-tax income:

	Three Months Ended June 30,
(in millions)	2025	2024
Non-GAAP income tax benefit (expense) related to:
NextGen charges	$—	$8
Foreign currency exchange gains and losses	(7)	1
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

Cognizant Technology Solutions	31	June 30, 2025 Form 10-Q

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2025	Revenues	2024	Revenues	$	%
Revenues	$10,360	100.0	$9,610	100.0	$750	7.8
Cost of revenues(a)	6,876	66.4	6,350	66.1	526	8.3
Selling, general and administrative expenses(a)	1,601	15.5	1,546	16.1	55	3.6
Restructuring charges	—	—	52	0.5	(52)	(100.0)
Depreciation and amortization expense	275	2.7	259	2.7	16	6.2
(Gain) on sale of property and equipment	(62)	(0.6)	—	—	(62)	NA
Income from operations and operating margin	1,670	16.1	1,403	14.6	267	19.0
Other income (expense), net	44		47		(3)	(6.4)
Income before provision for income taxes	1,714	16.5	1,450	15.1	264	18.2
Provision for income taxes	(410)		(344)		(66)	19.2
Income (loss) from equity method investments	4		6		(2)	(33.3)
Net income	$1,308	12.6	$1,112	11.6	$196	17.6
Diluted EPS	$2.65		$2.23		$0.42	18.8
Other Financial Information[5]
Adjusted Income From Operations and Adjusted Operating Margin	$1,608	15.5	$1,455	15.1	$153	10.5
Adjusted Diluted EPS	$2.55		$2.30		$0.25	10.9

(a)Exclusive of depreciation and amortization expense.
NA    Not Applicable

Revenues
During the six months ended June 30, 2025, revenues increased by $750 million as compared to the six months ended June 30, 2024, representing growth of 7.8%, or 7.7% on a constant currency basis5. Our recently completed acquisitions contributed approximately 400 basis points to revenue growth.

5 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant Technology Solutions	32	June 30, 2025 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $10,360 million across our business segments and geographies were as follows for the six months ended June 30, 2025:

YTD 2025 as compared to YTD 2024	Increase
(Dollars in millions)	$	%	CC %[6]
Health Sciences	245	8.5	8.3
Financial Services	177	6.3	6.2
Products and Resources	325	14.4	14.1
CMT	3	0.2	0.1
Total revenues	$750	7.8	7.7

YTD 2025 as compared to YTD 2024	Increase
(Dollars in millions)	$	%	CC %[6]
North America	$625	8.8	8.9
United Kingdom	39	4.3	2.1
Continental Europe	60	6.3	4.9
Europe - Total	99	5.3	3.5
Rest of World	26	4.2	6.5
Total revenues	$750	7.8	7.7

Revenue growth was driven by the following factors:6
•Revenue growth across all geographies was driven by our Financial Services and Health Sciences segments, which were positively impacted by the ramp up of several recently won large deals;
•Recently completed acquisitions contributed 400 basis points of growth to the overall revenue growth, including approximately 1,550 basis points of growth to our Products and Resources segment, primarily in North America and to a lesser extent the United Kingdom;
•Reduced demand for discretionary work negatively impacted our revenues, in particular for clients in our Products and Resources segment.

6 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	33	June 30, 2025 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$526M
é	0.3% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was driven by increased compensation costs, partially offset by operational efficiencies and the beneficial impact of foreign currency exchange rate movements.

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

é	$55M
ê	0.6% as a % of revenues
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 6.2%, but remained flat as a percentage of revenues, during the six months ended June 30, 2025 as compared to the 2024 period. The increase was driven by amortization expense from intangible assets related to our recently completed acquisitions.

Gain on Sale of Property and Equipment
During the six months ended June 30, 2025, we realized a gain of $62 million on the sale of an office complex in India. For further detail see Note 1 to our unaudited consolidated financial statements.

Operating Margin and Adjusted Operating Margin[7]- Overall

The increase in our 2025 GAAP operating margin and Adjusted Operating Margin7 was primarily driven by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by the increased compensation costs and the dilutive impact of the recently completed acquisition of Belcan. In addition, our GAAP operating margin for 2025 was positively impacted by 60 basis points, or $62 million, from the gain on sale of property and equipment, and our GAAP operating margin for 2024 was negatively impacted by NextGen charges, both of which were excluded from our Adjusted Operating Margin.
Net of the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee positively impacted our operating margin for the six months ended June 30, 2025 by 48 basis points as compared to the six months ended June 30, 2024. Excluding the impact of such hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 59 basis points for the six months ended June 30, 2025. The settlement of our cash flow hedges had a negative impact of 7 basis points on our operating margin during the six months ended June 30, 2025, compared to a positive impact of 4 basis points during the 2024 period.
7 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	34	June 30, 2025 Form 10-Q

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
In 2025, segment operating margins across all our segments were positively impacted by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs. In 2025, segment operating profit in the Products and Resources segment was also negatively impacted by the dilutive impact of the Belcan acquisition.
Total segment operating profit and margin were as follows for the six months ended June 30:

(Dollars in millions)	2025	% of Revenues	2024	% of Revenues	Increase/(Decrease)
Total segment operating profit	$1,716	16.6	$1,491	15.5	$225
Less: unallocated costs	46	0.5	88	0.9	(42)
Income from operations	$1,670	16.1	$1,403	14.6	$267
The decrease in unallocated costs for six months ended June 30, 2025 as compared to June 30, 2024 was driven by the 2025 gain on sale of property and equipment and the absence of NextGen charges, partially offset by higher amortization of intangible assets and certain corporate costs.

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the six months ended June 30:

(in millions)	2025	2024	Increase/ Decrease
Foreign currency exchange gains (losses)	$17	$(21)	$38
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(8)	28	(36)
Foreign currency exchange gains (losses), net	9	7	2
Interest income	53	60	(7)
Interest expense	(21)	(21)	—
Other, net	3	1	2
Total other income (expense), net	$44	$47	$(3)
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

Cognizant Technology Solutions	35	June 30, 2025 Form 10-Q

Provision for Income Taxes

é	$66M

¡ Effective Income Tax Rate é 0.2%

The increase in provision for income taxes was primarily driven by an increase in income from operations.

Net Income
The increase in net income was driven by an increase in income from operations, including the aforementioned gain on sale of property and equipment.

é	$196M

¡ é 1.0% of Revenues

Non-GAAP Financial Measures
See “Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024 – Non-GAAP Financial Measures” above for additional information about our use of non-GAAP financial measures.
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:

(Dollars in millions, except per share amounts)	2025	% of Revenues	2024	% of Revenues
GAAP income from operations and operating margin	$1,670	16.1	$1,403	14.6
(Gain) on sale of property and equipment(1)	(62)	(0.6)	—	—
NextGen charges (2)	—	—	52	0.5
Adjusted Income from Operations and Adjusted Operating Margin	$1,608	15.5	$1,455	15.1

GAAP diluted EPS	$2.65		$2.23
Effect of above adjustments, pre-tax	(0.13)		0.10
Non-operating foreign currency exchange (gains) losses, pre-tax (3)	(0.02)		(0.01)
Tax effect of above adjustments (4)	0.05		(0.02)
Adjusted Diluted EPS	$2.55		$2.30

(1)During the six months ended June 30, 2025, we realized a gain of $62 million on the sale of an office complex in India. See Note 1 to our unaudited consolidated financial statements for additional information.
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
(4)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

(in millions)	Six Months Ended June 30,
	2025	2024
Non-GAAP income tax benefit (expense) related to:
Gain on sale of property and equipment	$(9)	$—
NextGen charges	—	13
Foreign currency exchange gains and losses	(10)	—
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

Cognizant Technology Solutions	36	June 30, 2025 Form 10-Q

Liquidity and Capital Resources
Our cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of June 30, 2025, we had cash, cash equivalents and short-term investments of $1,808 million and available capacity under our credit facility of $1.85 billion.

The following table provides a summary of cash flows for the six months ended June 30:

(in millions)	2025	2024	Increase / Decrease
Net cash provided by (used in):
Operating activities	$798	$357	$441
Investing activities	(89)	(317)	228
Financing activities	(1,173)	(525)	(648)
Operating activities
The increase in cash provided by operating activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily driven by the $360 million payment we made in January 2024 in relation to our dispute with the ITD (see Note 6 to our unaudited consolidated financial statements), which reduced cash from operating activities in 2024.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 83 days as of June 30, 2025, an increase of 5 days from 78 days as of December 31, 2024. Our DSO was 80 days as of June 30, 2024, an increase of 3 days from 77 days as of December 31, 2023.
Investing activities
The cash used in investing activities for the six months ended June 30, 2025, was driven by purchases of property and equipment, partially offset by the proceeds from the sale of an office complex in India. The cash used in investing activities for the six months ended June 30, 2024, was driven by payments for business combinations and purchases of property and equipment, partially offset by net maturities of investments.
Financing activities
The increase in cash used in financing activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily driven by increased repurchases of common stock and the repayment of the outstanding balance under the revolving credit facility.
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. During the six months ended June 30, 2025, we repaid the $300 million balance that was outstanding under the revolving credit facility, and had no outstanding balance as of June 30, 2025. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of June 30, 2025 and through the date of this filing. See Note 5 to our unaudited consolidated financial statements.
In July 2025, the OBBBA was enacted in the United States, which, among other provisions, repealed the requirement to capitalize U.S. R&E costs. As a result of the repeal, we project the OBBBA will reduce our cash taxes by $200 million in 2025. See Note 6 to our unaudited consolidated financial statements.

Cognizant Technology Solutions	37	June 30, 2025 Form 10-Q

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
We expect operating cash flows, cash and short-term investment balances, together with the available capacity under our revolving credit facilities, to be sufficient to meet our operating requirements, including purchase commitments, tax payments and servicing our debt for the next twelve months. The ability to expand and grow our business in accordance with current plans, make acquisitions, meet long-term capital requirements beyond a twelve-month period and execute our capital return plan will depend on many factors, including the rate, if any, at which cash flow increases, our ability and willingness to pay for acquisitions with capital stock and the availability of public and private debt, including the ability to extend the maturity of or refinance our existing debt, and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

Commitments and Contingencies
See Note 10 to our unaudited consolidated financial statements.

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue, including the application of the cost-to-cost method of measuring progress to completion for certain fixed-price contracts, income taxes, business combinations and valuation of goodwill and other long-lived assets. We base our estimates on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited consolidated financial statements. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Adopted and New Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements.

Cognizant Technology Solutions	38	June 30, 2025 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 12, 2025.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	39	June 30, 2025 Form 10-Q

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
Our stock repurchase program was initially adopted in 2017 and, as amended from time to time, including most recently in March 2025, has authorized the repurchase of up to $13.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining balance of $2,693 million as of June 30, 2025. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and depend upon market conditions and other factors.
During the three months ended June 30, 2025, we repurchased $354 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2025 - April 30, 2025	—	$—	—	$3,047
May 1, 2025 -May 31, 2025	1,800,845	79.96	1,800,845	2,903
June 1, 2025 - June 30, 2025	2,654,094	79.11	2,654,094	2,693
Total	4,454,939	$79.45	4,454,939
The aggregate purchase price and weighted average price per share does not include the excise tax on net stock repurchases. The excise tax was immaterial for the three months ended June 30, 2025.
During the three months ended June 30, 2025, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended June 30, 2025, such repurchases totaled 0.2 million shares at an aggregate cost of $14 million.

Item 5. Other Information
(c) Trading Plans
During the three months ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Cognizant Technology Solutions	40	June 30, 2025 Form 10-Q

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, dated June 4, 2024	8-K	000-24429	3.1	6/7/2024
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
10.1	Non-Employee Director Compensation Guidelines (effective as of June 3, 2025)					Filed
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	41	June 30, 2025 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	July 30, 2025	By:	/s/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2025	By:	/s/ JATIN DALAL
Jatin Dalal,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	42	June 30, 2025 Form 10-Q