Form 10-Q
period 2025-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2025-10-29
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2025
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number: 0-24429

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 24, 2025:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	482,646,473

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
GLOSSARY		1

FORWARD LOOKING STATEMENTS		2

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Consolidated Statements of Financial Position (Unaudited) as of September 30, 2025 and December 31, 2024	4

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	5

	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	6

	Consolidated Statements of Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2025 and 2024, June 30, 2025 and 2024 and September 30, 2025 and 2024	7

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2025 and 2024	9

	Notes to Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION	41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 5.	Other Information	42

Item 6.	Exhibits	43

SIGNATURES		44

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial intelligence
ASC	Accounting Standards Codification
CC	Constant Currency
CE	Continental Europe
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
CODM	Chief Operating Decision Maker
Credit Agreement	Credit agreement with a commercial bank syndicate dated April 18, 2024, as amended
CTS India	Our principal operating subsidiary in India
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings per share
ESG	Environmental, social and corporate governance
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
GenAI	Generative artificial intelligence
HS	Health Sciences
High Court	Madras, India High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IP	Intellectual property
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
NA	North America
NextGen program	Our 2023-2024 program to simplify our operating model, optimize corporate functions and consolidate and realign office space
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
OBBBA	One Big Beautiful Bill Act
P&R	Products & Resources
R&E	Research and experimental
Recently completed acquisitions	Acquisitions that were completed in the 12 months preceding the beginning of the reporting period (in order to identify the impact of such acquisitions for the first twelve months of ownership)
RoW	Rest of World
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Term Loan	Unsecured term loan under the Credit Agreement
Title VII	Title VII of the Civil Rights Act of 1964, 42 U.S.C. § 2000e et seq.
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-CDCA	United States District Court for the Central District of California
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York

Cognizant Technology Solutions	1	September 30, 2025 Form 10-Q

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

Cognizant Technology Solutions	2	September 30, 2025 Form 10-Q

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

Cognizant Technology Solutions	3	September 30, 2025 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,341	$2,231
Short-term investments	13	12
Trade accounts receivable, net	4,391	4,059
Other current assets	1,349	1,202
Total current assets	8,094	7,504
Property and equipment, net	949	994
Operating lease assets, net	578	552
Goodwill	7,100	6,953
Intangible assets, net	1,472	1,599
Deferred income tax assets, net	844	1,248
Long-term investments	107	90
Other noncurrent assets	990	1,026
Total assets	$20,134	$19,966
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$284	$340
Deferred revenue	384	450
Short-term debt	33	33
Operating lease liabilities	154	152
Accrued expenses and other current liabilities	2,578	2,610
Total current liabilities	3,433	3,585
Deferred revenue, noncurrent	35	30
Operating lease liabilities, noncurrent	432	420
Deferred income tax liabilities, net	168	154
Long-term debt	551	875
Other noncurrent liabilities	618	494
Total liabilities	5,237	5,558
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 483 and 495 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	14	13
Retained earnings	14,942	14,686
Accumulated other comprehensive income (loss)	(64)	(296)
Total stockholders’ equity	14,897	14,408
Total liabilities and stockholders’ equity	$20,134	$19,966
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	September 30, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$5,415	$5,044	$15,775	$14,654
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,581	3,311	10,457	9,661
Selling, general and administrative expenses	833	833	2,434	2,379
Restructuring charges	—	33	—	85
Depreciation and amortization expense	135	129	410	388
(Gain) on sale of property and equipment	—	—	(62)	—
Income from operations	866	738	2,536	2,141
Other income (expense), net:
Interest income	25	31	78	91
Interest expense	(8)	(14)	(29)	(35)
Foreign currency exchange gains (losses), net	4	(8)	13	(1)
Other, net	—	1	3	2
Total other income (expense), net	21	10	65	57
Income before provision for income taxes	887	748	2,601	2,198
Provision for income taxes	(613)	(170)	(1,023)	(514)
Income (loss) from equity method investments	—	4	4	10
Net income	$274	$582	$1,582	$1,694
Basic earnings per share	$0.56	$1.17	$3.22	$3.41
Diluted earnings per share	$0.56	$1.17	$3.22	$3.41
Weighted average number of common shares outstanding - Basic	486	496	491	497
Dilutive effect of shares issuable under stock-based compensation plans	1	—	—	—
Weighted average number of common shares outstanding - Diluted	487	496	491	497
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	September 30, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$274	$582	$1,582	$1,694
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(41)	206	259	132
Unrealized gains and losses on cash flow hedges	(66)	(14)	(28)	4
Unrealized gains and losses on defined benefit plans	—	—	1	—
Other comprehensive income (loss)	(107)	192	232	136
Comprehensive income	$167	$774	$1,814	$1,830
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	September 30, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	495	$5	$13	$14,686	$(296)	$14,408
Net income	—	—	—	663	—	663
Other comprehensive income (loss)	—	—	—	—	131	131
Common stock issued, stock-based compensation plans	1	—	19	—	—	19
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(3)	—	(55)	(155)	—	(210)
Dividends declared, $0.31 per share	—	—	—	(154)	—	(154)
Balance, March 31, 2025	493	5	19	15,040	(165)	14,899
Net income	—	—	—	645	—	645
Other comprehensive income (loss)	—	—	—	—	208	208
Common stock issued, stock-based compensation plans	—	—	14	—	—	14
Stock-based compensation expense	—	—	48	—	—	48
Repurchases of common stock	(4)	—	(67)	(305)	—	(372)
Dividends declared, $0.31 per share	—	—	—	(154)	—	(154)
Balance, June 30, 2025	489	5	14	15,226	43	15,288
Net income	—	—	—	274	—	274
Other comprehensive income (loss)	—	—	—	—	(107)	(107)
Common stock issued, stock-based compensation plans	1	—	13	—	—	13
Stock-based compensation expense	—	—	47	—	—	47
Repurchases of common stock	(7)	—	(60)	(406)	—	(466)
Dividends declared, $0.31 per share	—	—	—	(152)	—	(152)
Balance, September 30, 2025	483	$5	$14	$14,942	$(64)	$14,897

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	7	September 30, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	498	$5	$15	$13,301	$(94)	$13,227
Net income	—	—	—	546	—	546
Other comprehensive income (loss)	—	—	—	—	(62)	(62)
Common stock issued, stock-based compensation plans	1	—	20	—	—	20
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(2)	—	(57)	(76)	—	(133)
Dividends declared, $0.30 per share	—	—	—	(150)	—	(150)
Balance, March 31, 2024	497	5	20	13,621	(156)	13,490
Net income	—	—	—	566	—	566
Other comprehensive income (loss)	—	—	—	—	6	6
Common stock issued, stock-based compensation plans	1	—	15	—	—	15
Stock-based compensation expense	—	—	48	—	—	48
Repurchases of common stock	(1)	—	(68)	(8)	—	(76)
Dividends declared, $0.30 per share	—	—	—	(151)	—	(151)
Balance, June 30, 2024	497	5	15	14,028	(150)	13,898
Net income	—	—	—	582	—	582
Other comprehensive income (loss)	—	—	—	—	192	192
Common stock issued, stock-based compensation plans	1	—	14	—	—	14
Common stock issued, acquisition related	1	—	113	—	—	113
Stock-based compensation expense	—	—	44	—	—	44
Repurchases of common stock	(3)	—	(128)	(114)	—	(242)
Dividends declared, $0.30 per share	—	—	—	(149)	—	(149)
Balance, September 30, 2024	496	$5	$58	$14,347	$42	$14,452

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	8	September 30, 2025 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,582	$1,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	410	399
Deferred income taxes	415	(202)
Stock-based compensation expense	137	134
Gain on sale of property and equipment	(62)	—
Other, net	(3)	23
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable, current	(322)	(166)
Other current and noncurrent assets	1	(512)
Accounts payable	(35)	(29)
Deferred revenues, current and noncurrent	(64)	(56)
Other current and noncurrent liabilities	(34)	(81)
Net cash provided by operating activities	2,025	1,204
Cash flows from investing activities:
Purchases of property and equipment	(211)	(214)
Proceeds from sale of property and equipment	70	—
Proceeds from maturity of held-to-maturity investment securities	—	3
Purchases of other investments	(17)	(1)
Proceeds from maturity or sale of other investments	3	260
Payments for business combinations, net of cash acquired	—	(1,615)
Net cash (used in) investing activities	(155)	(1,567)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	46	49
Repurchases of common stock	(1,040)	(451)
Repayment of Term Loan borrowings and earnout and finance lease obligations	(32)	(61)
Proceeds from borrowings under the revolving credit facility	—	600
Repayment of notes outstanding under the revolving credit facility	(300)	—
Dividends paid	(459)	(450)
Net cash (used in) financing activities	(1,785)	(313)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	25	(28)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	110	(704)
Cash, cash equivalents and restricted cash and cash equivalents beginning of year	2,231	2,717
Cash and cash equivalents, end of period	$2,341	$2,013
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	9	September 30, 2025 Form 10-Q

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
New Accounting Pronouncements

Date Issued and Topic	Effective Date	Description	Impact
December 2023 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Annual period starting in 2025 Prospective basis	The standard requires enhanced income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information.	We are currently preparing to implement the new disclosure requirements in our 2025 annual financial statements.
November 2024 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)	Annual period starting in 2027 and interim periods starting in 2028 Prospective basis
The standard is intended to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods.
We are currently evaluating the impact on our disclosures.
July 2025 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Annual reporting periods starting in 2026, and interim reporting periods within those annual reporting periods Prospective basis
The standard is intended to simplify the measurement of credit losses for accounts receivable and contract assets by providing a practical expedient that allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset.

We are currently evaluating the impact of applying the practical expedient.
September 2025 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Annual reporting periods starting in 2028, and interim reporting periods within those annual reporting periods Prospective basis	The standard is intended to modernize the internal-use software guidance, making it easier to apply to various software development methods.	We are currently evaluating the impact on our internal use software capitalization policy.

Cognizant Technology Solutions	10	September 30, 2025 Form 10-Q

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

	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025

(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$1,331	$1,115	$978	$604	$4,028	$3,959	$3,254	$2,807	$1,774	$11,794
United Kingdom	56	166	156	125	503	156	478	441	367	1,442
Continental Europe	174	164	167	34	539	500	471	479	102	1,552
Europe - Total	230	330	323	159	1,042	656	949	920	469	2,994
Rest of World	43	133	82	87	345	111	384	240	252	987
Total	$1,604	$1,578	$1,383	$850	$5,415	$4,726	$4,587	$3,967	$2,495	$15,775

Service line:
Consulting and technology services	$929	$1,118	$981	$466	$3,494	$2,707	$3,237	$2,786	$1,379	$10,109
Outsourcing services	675	460	402	384	1,921	2,019	1,350	1,181	1,116	5,666
Total	$1,604	$1,578	$1,383	$850	$5,415	$4,726	$4,587	$3,967	$2,495	$15,775

Type of contract:
Time and materials	$506	$829	$589	$446	$2,370	$1,482	$2,405	$1,725	$1,334	$6,946
Fixed-price	791	697	704	355	2,547	2,332	2,035	1,976	1,027	7,370
Transaction or volume-based	307	52	90	49	498	912	147	266	134	1,459
Total	$1,604	$1,578	$1,383	$850	$5,415	$4,726	$4,587	$3,967	$2,495	$15,775

Cognizant Technology Solutions	11	September 30, 2025 Form 10-Q

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024

(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$1,295	$1,048	$828	$564	$3,735	$3,756	$3,064	$2,362	$1,694	$10,876
United Kingdom	47	147	157	131	482	138	428	415	401	1,382
Continental Europe	143	156	154	32	485	413	457	447	121	1,438
Europe - Total	190	303	311	163	967	551	885	862	522	2,820
Rest of World	29	135	89	89	342	84	369	263	242	958
Total	$1,514	$1,486	$1,228	$816	$5,044	$4,391	$4,318	$3,487	$2,458	$14,654

Service line:
Consulting and technology services	$895	$1,051	$833	$447	$3,226	$2,560	$3,025	$2,297	$1,373	$9,255
Outsourcing services	619	435	395	369	1,818	1,831	1,293	1,190	1,085	5,399
Total	$1,514	$1,486	$1,228	$816	$5,044	$4,391	$4,318	$3,487	$2,458	$14,654

Type of contract:
Time and materials	$499	$833	$511	$439	$2,282	$1,486	$2,421	$1,428	$1,336	$6,671
Fixed-price	738	608	627	327	2,300	2,111	1,761	1,803	994	6,669
Transaction or volume-based	277	45	90	50	462	794	136	256	128	1,314
Total	$1,514	$1,486	$1,228	$816	$5,044	$4,391	$4,318	$3,487	$2,458	$14,654
Costs to Fulfill
The following table shows significant movements in the capitalized costs to fulfill for the nine months ended September 30:

(in millions)	2025	2024
Beginning balance	$209	$245
Costs capitalized	31	43
Amortization expense	(59)	(67)
Impairment charge	(7)	(2)
Ending balance	$174	$219
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows significant movements in contract assets (current and noncurrent) for the nine months ended September 30:

(in millions)	2025	2024
Beginning balance	$386	$316
Revenues recognized during the period but not billed	482	377
Amounts reclassified to trade accounts receivable	(351)	(270)
Ending balance	$517	$423

Cognizant Technology Solutions	12	September 30, 2025 Form 10-Q

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended September 30:

(in millions)	2025	2024
Beginning balance	$480	$427
Amounts billed but not recognized as revenues	299	298
Revenues recognized related to the beginning balance of deferred revenue	(360)	(354)
Amounts acquired in business combinations	—	12
Ending balance	$419	$383
Revenues recognized during the nine months ended September 30, 2025 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of September 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $6,218 million, of which approximately 35% is expected to be recognized as revenues within 1 year, approximately 60% is expected to be recognized as revenues within 2 years and approximately 95% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses for trade accounts receivable for the nine months ended September 30:

(in millions)	2025	2024
Beginning balance	$26	$32
Credit loss expense (1)	12	7
Write-offs charged against the allowance	(12)	(9)
Ending balance	$26	$30

(1)Reported in "Selling, general and administrative expenses" in our unaudited consolidated statements of operations.

Note 3 — Restructuring Charges
At the end of 2024, we completed our NextGen program. NextGen charges for the three months ended September 30, 2024 were $33 million and included $29 million of employee separation costs and $4 million of facility exit costs. NextGen charges for the nine months ended September 30, 2024 were $85 million and included $55 million of employee separation costs, $29 million of facility exit costs and $1 million of third party and other costs. We did not incur any costs related to the NextGen program during the nine months ended September 30, 2025.
The costs related to our NextGen program are reported in "Restructuring charges" in our consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs.” See Note 11.

Cognizant Technology Solutions	13	September 30, 2025 Form 10-Q

Changes in our accrued employee separation costs related to the NextGen program included in "Accrued expenses and other current liabilities" in our unaudited consolidated statements of financial position are presented in the table below for the nine months ended September 30:

(in millions)	2025	2024
Beginning balance	$35	$42
Employee separation costs accrued	—	55
Payments made	(35)	(75)
Ending balance	$—	$22

Note 4 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

(in millions)	September 30, 2025	December 31, 2024
Compensation and benefits	$1,413	$1,499
Customer volume and other incentives	331	247
Liabilities related to the resale of third-party products	237	154
Professional fees	189	171
Income taxes	36	100
Other	372	439
Total accrued expenses and other current liabilities	$2,578	$2,610

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
The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement. Since the issuance of the Term Loan, the Term Loan has been a Term Benchmark loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of September 30, 2025.
Short-term Debt
As of each of September 30, 2025 and December 31, 2024, we had $33 million of short-term debt related to current maturities of our Term Loan.

Cognizant Technology Solutions	14	September 30, 2025 Form 10-Q

Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	September 30, 2025	December 31, 2024
Notes outstanding under revolving credit facility	$—	$300
Term Loan	586	610
Less:
Current maturities - Term Loan	(33)	(33)
Unamortized deferred financing costs	(2)	(2)
Long-term debt, net of current maturities	$551	$875
The carrying value of our debt approximated its fair value as of September 30, 2025 and December 31, 2024.

Note 6 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective income tax rate	69.1%	22.7%	39.3%	23.4%
In July 2025, the OBBBA was enacted in the United States, which, among other provisions, repealed the requirement to capitalize U.S. R&E costs. As a result, we do not believe it is more likely than not that we will realize our deferred tax asset of $390 million related to R&E costs capitalized outside the United States. These amounts would have otherwise been available to offset certain future U.S. taxes on our non-U.S. earnings, which, as a result of this repeal, we no longer project to be applicable to us. Therefore, in the third quarter of 2025, we recorded a one-time, non-cash income tax expense of $390 million, which increased our effective income tax rate for the three and nine months ended September 30, 2025.
Our effective tax rate for the three and nine months ended September 30, 2024, benefited from discrete items, which decreased our effective income tax rate in those periods. During the three months ended September 30, 2024, we recognized a $40 million deferred tax asset related to foreign tax credits. Additionally, during the nine months ended September 30, 2024, we recognized a discrete benefit related to U.S. state income taxes.
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($372 million at the September 30, 2025 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount.
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
As of September 30, 2025 and December 31, 2024, the deposit with the ITD was $389 million and $403 million, respectively, presented in "Other noncurrent assets."
The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.

Cognizant Technology Solutions	15	September 30, 2025 Form 10-Q

 We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of September 30, 2025.

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		September 30, 2025		December 31, 2024
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$—	$—	$1	$—
	Accrued expenses and other current liabilities	—	53	—	22
	Other noncurrent liabilities	—	18	—	13
	Total	—	71	1	35
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	1	—	1	—
	Accrued expenses and other current liabilities	—	2	—	2
	Total	1	2	1	2
Total		$1	$73	$2	$37
Cash Flow Hedges
We have entered and continue to enter into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2025, 2026 and the first nine months of 2027. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of September 30, 2025, we estimate $40 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

Cognizant Technology Solutions	16	September 30, 2025 Form 10-Q

The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	September 30, 2025	December 31, 2024
2025	$660	$2,010
2026	1,860	920
2027	630	—
Total notional value of contracts outstanding	$3,150	$2,930
The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 9.
Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the fourth quarter of 2025. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	September 30, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$770	$(1)	$489	$(1)
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the three and nine months ended September 30:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2025	2024	2025	2024
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$5	$14	$(3)	$42
The related cash flow impacts of all the derivative activities are reflected as cash flows from operating activities.

Cognizant Technology Solutions	17	September 30, 2025 Form 10-Q

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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30	$—	$—	$30
Time deposits	—	688	—	688
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	12	—	—	12
Other current assets:
Foreign exchange forward contracts	—	1	—	1
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(55)	—	(55)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(18)	—	(18)

Cognizant Technology Solutions	18	September 30, 2025 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2024:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$40	$—	$—	$40
Time deposits	—	991	—	991
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	2	—	2
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(24)	—	(24)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(13)	—	(13)
During the three months ended March 31, 2024, we made $30 million of payments related to Level 3 contingent consideration liabilities, which reduced the balance of these liabilities to zero. For the three and nine months ended September 30, 2025, we did not have any Level 3 contingent consideration liabilities.
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The carrying value of the time deposits approximated fair value as of September 30, 2025 and December 31, 2024.
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
During the nine months ended September 30, 2025 and the year ended December 31, 2024, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	19	September 30, 2025 Form 10-Q

Note 9 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and nine months ended September 30, 2025:

	Three Months			Nine Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$40	$6	$46	$(261)	$7	$(254)
Change in foreign currency translation adjustments	(38)	(3)	(41)	263	(4)	259
Ending balance	$2	$3	$5	$2	$3	$5
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$17	$(4)	$13	$(34)	$9	$(25)
Unrealized (losses) arising during the period	(100)	25	(75)	(56)	14	(42)
Reclassifications of net losses to:
Cost of revenues	11	(3)	8	17	(4)	13
SG&A expenses	1	—	1	2	(1)	1
Net change	(88)	22	(66)	(37)	9	(28)
Ending balance	$(71)	$18	$(53)	$(71)	$18	$(53)
Unrealized gains (losses) on defined benefit plans:
Beginning balance	$(19)	$3	$(16)	$(20)	$3	$(17)
Amortization of loss on defined benefit plans	—	—	—	1	—	1
Ending balance	$(19)	$3	$(16)	$(19)	$3	$(16)
Accumulated other comprehensive income (loss):
Beginning balance	$38	$5	$43	$(315)	$19	$(296)
Other comprehensive income (loss)	(126)	19	(107)	227	5	232
Ending balance	$(88)	$24	$(64)	$(88)	$24	$(64)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and nine months ended September 30, 2024:

	Three Months			Nine Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(186)	$8	$(178)	$(109)	$5	$(104)
Change in foreign currency translation adjustments	207	(1)	206	130	2	132
Ending balance	$21	$7	$28	$21	$7	$28
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$37	$(9)	$28	$13	$(3)	$10
Unrealized (losses) gains arising during the period	(13)	3	(10)	15	(4)	11
Reclassifications of net gains to:
Cost of revenues	(5)	1	(4)	(8)	2	(6)
SG&A expenses	—	—	—	(1)	—	(1)
Net change	(18)	4	(14)	6	(2)	4
Ending balance	$19	$(5)	$14	$19	$(5)	$14
Accumulated other comprehensive income (loss):
Beginning balance	$(149)	$(1)	$(150)	$(96)	$2	$(94)
Other comprehensive income (loss)	189	3	192	136	—	136
Ending balance	$40	$2	$42	$40	$2	$42

Cognizant Technology Solutions	20	September 30, 2025 Form 10-Q

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

On January 15, 2015, Syntel sued TriZetto and Cognizant in the USDC-SDNY. Syntel’s complaint alleged breach of contract against TriZetto, and tortious interference and misappropriation of trade secrets against Cognizant and TriZetto, stemming from Cognizant’s hiring of certain former Syntel employees. Cognizant and TriZetto countersued on March 23, 2015, for breach of contract, misappropriation of trade secrets and tortious interference, based on Syntel’s misuse of TriZetto confidential information and abandonment of contractual obligations. Cognizant and TriZetto subsequently added federal DTSA and copyright infringement claims for Syntel’s misuse of TriZetto’s proprietary technology. The parties’ claims were narrowed by the court and the case was tried before a jury, which on October 27, 2020 returned a verdict in favor of Cognizant in the amount of $855 million, including $570 million in punitive damages. On April 20, 2021, the USDC-SDNY issued a post-trial order that, among other things, affirmed the jury’s award of $285 million in actual damages, but reduced the award of punitive damages from $570 million to $285 million, thereby reducing the overall damages award from $855 million to $570 million. The USDC-SDNY subsequently issued a final judgment consistent with the April 20th order. On May 26, 2021, Syntel filed a notice of appeal to the Second Circuit, and on June 3, 2021 the USDC-SDNY stayed execution of the judgment pending appeal. On May 25, 2023, the Second Circuit issued an opinion affirming in part and vacating in part the judgment of the USDC-SDNY and remanding the case for further proceedings consistent with its opinion. The Second Circuit affirmed the judgment in all respects on liability but vacated the $570 million award that had been based on avoided development costs under the DTSA, and it remanded the case to the USDC-SDNY for further evaluation of damages. On June 23, 2023, the Second Circuit issued its mandate returning the case to the USDC-SDNY. On March 13, 2024, the USDC-SDNY issued a ruling that vacated the alternate compensatory damages awards that were within the scope of the Second Circuit’s remand and awarded TriZetto and Cognizant approximately $15 million in attorney’s fees. On October 23, 2024, the USDC-SDNY granted TriZetto and Cognizant’s motion for a new trial on the amount of compensatory damages owed to TriZetto and Cognizant. On June 24, 2025, the parties proceeded to trial, and on June 30, 2025, the jury returned a verdict in favor of TriZetto and Cognizant, awarding $70 million in compensatory damages. Entry of judgment remains pending. Thereafter, we expect Syntel to appeal and thus we will not record any gain in our financial statements until it becomes realizable.
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

Cognizant Technology Solutions	21	September 30, 2025 Form 10-Q

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

Cognizant Technology Solutions	22	September 30, 2025 Form 10-Q

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

Cognizant Technology Solutions	23	September 30, 2025 Form 10-Q

Our CODM is not regularly provided with segment expenses. A portion of depreciation and amortization expense, certain corporate costs, the impact of the settlements of the cash flow hedges, the gain on the sale of property and equipment and expenses related to our NextGen program are not allocated to individual segments. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations.
We do not disclose assets by segment as a significant portion of the assets is used interchangeably among the segments and our CODM is not provided such information.
Information by reportable segment were as follows:

	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues	$1,604	$1,578	$1,383	$850	$5,415	$4,726	$4,587	$3,967	$2,495	$15,775
Less: other segment items	1,290	1,316	1,192	735	4,533	3,803	3,817	3,384	2,173	13,177
Segment operating profit	$314	$262	$191	$115	$882	$923	$770	$583	$322	$2,598
Less: unallocated costs					16					62
Income from operations					$866					$2,536

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues	$1,514	$1,486	$1,228	$816	$5,044	$4,391	$4,318	$3,487	$2,458	$14,654
Less: other segment items	1,261	1,235	1,027	714	4,237	3,602	3,651	2,926	2,177	12,356
Segment operating profit	$253	$251	$201	$102	$807	$789	$667	$561	$281	$2,298
Less: unallocated costs					69					157
Income from operations					$738					$2,141
Other segment items for each reportable segment primarily include employee compensation and benefits, subcontractor costs, costs of third-party products and services related to revenue and project-related travel.
Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	September 30, 2025	December 31, 2024
Long-lived Assets: (1)
North America(2)	$311	$338
Europe	70	72
Rest of World (3)	568	584
Total	$949	$994

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 12 — Subsequent Events
Dividend
On October 28, 2025, the Board of Directors approved the Company's declaration of a $0.31 per share dividend with a record date of November 18, 2025 and a payment date of November 26, 2025.

Cognizant Technology Solutions	24	September 30, 2025 Form 10-Q

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
Q3 2025 Financial Results1

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue up $371 million or 7.4% from Q3 2024; an increase of 6.5% in constant currency[1]	Income from Operations up $128 million or 17.3% from Q3 2024 Adjusted Income from Operations[1] up $95 million or 12.3% from Q3 2024	Operating margin up 140 bps from Q3 2024 Adjusted Operating Margin[1] up 70 bps from Q3 2024	Diluted EPS down $0.61 or 52.1% from Q3 2024 Adjusted Diluted EPS[1] up $0.14 or 11.2% from Q3 2024
During the quarter ended September 30, 2025, revenues increased by $371 million as compared to the quarter ended September 30, 2024, representing growth of 7.4%, or 6.5% on a constant currency1 basis. Revenue growth was broad-based, led by North America. Additionally, our recently completed acquisition of Belcan contributed approximately 250 basis points to revenue growth.
Our GAAP operating margin and Adjusted Operating Margin1 were both 16.0% for the quarter ended September 30, 2025, as there were no adjustments for unusual items to report in our calculation of Adjusted Operating Margin for that period. Our GAAP operating margin and Adjusted Operating Margin were 14.6% and 15.3%, respectively, for the quarter ended September 30, 2024. Our operating margin for the quarter ended September 30, 2025, as compared to the quarter ended September 30, 2024, was positively impacted by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by the dilutive impact of the recently completed acquisition of Belcan. In addition, our GAAP operating margin for the quarter ended September 30, 2024 was negatively impacted by NextGen charges, which were excluded from our Adjusted Operating Margin.

1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	25	September 30, 2025 Form 10-Q

As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. For the trailing twelve months ended September 30, 2025, our Voluntary Attrition - Tech Services was 14.5% as compared to 14.6% for the trailing twelve months ended September 30, 2024. We finished the third quarter of 2025 with approximately 349,800 employees as compared to 340,100 employees at the end of the third quarter of 2024.
In July 2025, the OBBBA was enacted in the United States, which, among other provisions, repealed the requirement to capitalize U.S. R&E costs. As a result, we do not believe it is more likely than not that we will realize our deferred tax asset of $390 million related to R&E costs capitalized outside the United States. These amounts would have otherwise been available to offset certain future U.S. taxes on our non-U.S. earnings, which, as a result of this repeal, we no longer project to be applicable to us. Therefore, in the third quarter of 2025, we recorded a one-time, non-cash income tax expense of $390 million. This impacted our GAAP diluted EPS by $0.80, which is added back for the calculation of Adjusted EPS. Other than this impact, we do not expect the OBBBA to significantly impact our effective income tax rate. Additionally, as a result of this repeal, our cash taxes during the third quarter of 2025 were reduced by approximately $150 million as compared to our initial cash tax projections prior to the repeal. An additional reduction of $50 million in cash taxes as compared to our initial cash tax projections prior to the repeal is expected during the fourth quarter of 2025. These assessments are based upon our current interpretation of the OBBBA, which may change as a result of future clarifications or guidance.
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

Cognizant Technology Solutions	26	September 30, 2025 Form 10-Q

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2025	Revenues	2024	Revenues	$	%
Revenues	$5,415	100.0	$5,044	100.0	$371	7.4
Operating expenses:
Cost of revenues(a)	3,581	66.1	3,311	65.6	270	8.2
Selling, general and administrative expenses(a)	833	15.4	833	16.5	—	—
Restructuring charges	—	—	33	0.7	(33)	(100.0)
Depreciation and amortization expense	135	2.5	129	2.6	6	4.7
Income from operations and operating margin	866	16.0	738	14.6	128	17.3
Other income (expense), net	21		10		11	110.0
Income before provision for income taxes	887	16.4	748	14.8	139	18.6
Provision for income taxes	(613)		(170)		(443)	260.6
Income (loss) from equity method investments	—		4		(4)	(100.0)
Net income	$274	5.1	$582	11.5	$(308)	(52.9)
Diluted EPS	$0.56		$1.17		$(0.61)	(52.1)

Other Financial Information[2]
Adjusted Income from Operations and Adjusted Operating Margin	$866	16.0	$771	15.3	$95	12.3
Adjusted Diluted EPS	$1.39		$1.25		$0.14	11.2

(a)Exclusive of depreciation and amortization expense.2

2 Adjusted Income from Operations, Adjusted Operating Margin and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	27	September 30, 2025 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $5,415 million across our business segments and geographies were as follows for the three months ended September 30, 2025:

Q3 2025 as compared to Q3 2024	Increase
(Dollars in millions)	$	%	CC %[3]
Health Sciences	90	5.9	5.1
Financial Services	92	6.2	5.4
Products and Resources	155	12.6	11.4
CMT	34	4.2	3.6
Total revenues	$371	7.4	6.5

Q3 2025 as compared to Q3 2024	Increase
(Dollars in millions)	$	%	CC %[3]
North America	$293	7.8	7.8
United Kingdom	21	4.4	0.7
Continental Europe	54	11.1	4.6
Europe - Total	75	7.8	2.7
Rest of World	3	0.9	2.6
Total revenues	$371	7.4	6.5

Revenue growth was driven by the following factors:3
•    Revenue growth across all geographies was driven by our Financial Services and Health Sciences segments, which were positively impacted by the ramp up of several recently won large deals. Revenue growth within our Communications, Media and Technology segment was driven by clients in the North America region;
•    Our acquisition of Belcan contributed approximately 250 basis points of growth to overall revenue growth, including approximately 900 basis points of growth to our Products and Resources segment, primarily in North America and to a lesser extent in the United Kingdom. The remaining growth in our Products and Resources segment was driven by the resale of third-party products, primarily in North America, in connection with our integrated offerings strategy.

3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	28	September 30, 2025 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$270M
é	0.5% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was primarily driven by the impact of the resale of third-party products in connection with our integrated offerings strategy and the dilutive impact of the recently completed acquisition of Belcan, partially offset by operational efficiencies and the beneficial impact of foreign currency exchange rate movements.

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

Flat YoY
ê	1.1% as a % of revenues
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 4.7% and decreased 0.1% as a percentage of revenues during the third quarter of 2025 as compared to the third quarter of 2024. The increase was driven by amortization expense from intangible assets related to our recently completed acquisition of Belcan.

Operating Margin and Adjusted Operating Margin[4] - Overall
Our GAAP and Adjusted Operating Margins4 for the quarter ended September 30, 2025, as compared to the quarter ended September 30, 2024, were positively impacted by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by the dilutive impact of the recently completed acquisition of Belcan. In addition, our GAAP operating margin for the quarter ended September 30, 2024 was negatively impacted by NextGen charges, which were excluded from our Adjusted Operating Margin.

A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 23% of our global operating costs during the three months ended September 30, 2025. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee positively impacted our operating margin for the three months ended September 30, 2025 by 40 basis points as compared to the three months ended September 30, 2024.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 70 basis points during the three months ended September 30, 2025. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 18 basis points (excluding the impact of the hedges). The settlement of our cash flow hedges had a negative impact of 20 basis points on our operating margin during the three months ended September 30, 2025, compared to a positive impact of 10 basis points during the three months ended September 30, 2024.
4 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	29	September 30, 2025 Form 10-Q

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
In the third quarter of 2025, segment operating margins across all our segments were positively impacted by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements. Health Sciences segment operating profit in the third quarter of 2025 was positively impacted by reduced resales of third-party products in connection with our integrated offerings strategy. Financial Services segment operating profit in the third quarter of 2025 was negatively impacted by higher costs typical to the initial phases of several recently won large deals. Products and Resources segment operating profit in the third quarter of 2025 was negatively impacted by the dilutive impact of the Belcan acquisition and by resales of third-party products in connection with our integrated offerings strategy.
Total segment operating profit and operating margin were as follows for the three months ended September 30:

(Dollars in millions)	2025	% of Revenues	2024	% of Revenues	Increase/(Decrease)
Total segment operating profit	$882	16.3	$807	16.0	$75
Less: unallocated costs	16	0.3	69	1.4	(53)
Income from operations	$866	16.0	$738	14.6	$128
The decrease in unallocated costs for three months ended September 30, 2025 as compared to September 30, 2024 was primarily driven by the absence of NextGen charges in 2025.

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended September 30:

(in millions)	2025	2024	Increase/ Decrease
Foreign currency exchange (losses)	$(1)	$(22)	$21
Gains on foreign exchange forward contracts not designated as hedging instruments	5	14	(9)
Foreign currency exchange gains (losses), net	4	(8)	12
Interest income	25	31	(6)
Interest expense	(8)	(14)	6
Other, net	—	1	(1)
Total other income (expense), net	$21	$10	$11
The foreign currency exchange losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of September 30, 2025, the notional value of our undesignated hedges was $770 million. Interest income declined for the three months ended September 30, 2025, primarily driven by lower yields as compared

Cognizant Technology Solutions	30	September 30, 2025 Form 10-Q

to the three months ended September 30, 2024. Higher interest expense during the three months ended September 30, 2024 was driven by the borrowing of $600 million under our revolving credit facility to partially fund the acquisition of Belcan in that period. The borrowing was subsequently repaid in the fourth quarter of 2024 and first quarter of 2025.

Provision for Income Taxes

é	$443M
¡ Effective Income Tax Rate é 46.4%

The effective income tax rate for Q3 2025 was negatively impacted by the one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA. The effective income tax rate for Q3 2024 reflects the benefit of the recognition of a $40 million deferred tax asset related to foreign tax credits.

Net Income
The decrease in net income was primarily driven by the one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA, partially offset by an increase in income from operations.

ê	$308M

¡ ê 6.4% of Revenues

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

Our non-GAAP financial measures Adjusted Operating Margin and Adjusted Income from Operations exclude unusual items, such as the gain on sale of property and equipment in the first quarter of 2025 and NextGen charges in 2024. Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, such as the one-time income tax expense related to the enactment of the OBBBA, the gain on sale of property and equipment and NextGen charges, and net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. For further detail on the one-time income tax expense related to the enactment of the OBBBA, the gain on sale of property and equipment and NextGen charges, see Note 6, Note 1 and Note 3, respectively, to our unaudited consolidated financial statements. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.

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

Cognizant Technology Solutions	31	September 30, 2025 Form 10-Q

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

	2025	% of Revenues	2024	% of Revenues
GAAP income from operations and operating margin	$866	16.0	$738	14.6
NextGen charges(1)	—	—	33	0.7
Adjusted Income from Operations and Adjusted Operating Margin	$866	16.0	$771	15.3

GAAP diluted EPS	$0.56		$1.17
Effect of above adjustments, pre-tax	—		0.07
Non-operating foreign currency exchange (gains) losses, pre-tax (2)	(0.01)		0.02
Tax effect of above adjustments(3)	0.04		(0.01)
One-time income tax expense related to the enactment of the OBBBA (4)	0.80		—
Adjusted Diluted EPS	$1.39		$1.25

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
(3)Presented below are the tax impacts of our non-GAAP adjustments to pre-tax income:

	Three Months Ended September 30,
(in millions)	2025	2024
Non-GAAP income tax benefit (expense) related to:
NextGen charges	$—	$8
Foreign currency exchange gains and losses	(15)	(3)
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
(4)In the third quarter of 2025, we recorded a one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA. See Note 6 to our unaudited consolidated financial statements for additional information.

Cognizant Technology Solutions	32	September 30, 2025 Form 10-Q

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2025	Revenues	2024	Revenues	$	%
Revenues	$15,775	100.0	$14,654	100.0	$1,121	7.6
Cost of revenues(a)	10,457	66.3	9,661	65.9	796	8.2
Selling, general and administrative expenses(a)	2,434	15.4	2,379	16.2	55	2.3
Restructuring charges	—	—	85	0.6	(85)	(100.0)
Depreciation and amortization expense	410	2.6	388	2.6	22	5.7
(Gain) on sale of property and equipment	(62)	(0.4)	—	—	(62)	NA
Income from operations and operating margin	2,536	16.1	2,141	14.6	395	18.4
Other income (expense), net	65		57		8	14.0
Income before provision for income taxes	2,601	16.5	2,198	15.0	403	18.3
Provision for income taxes	(1,023)		(514)		(509)	99.0
Income (loss) from equity method investments	4		10		(6)	(60.0)
Net income	$1,582	10.0	$1,694	11.6	$(112)	(6.6)
Diluted EPS	$3.22		$3.41		$(0.19)	(5.6)
Other Financial Information[5]
Adjusted Income From Operations and Adjusted Operating Margin	$2,474	15.7	$2,226	15.2	$248	11.1
Adjusted Diluted EPS	$3.93		$3.55		$0.38	10.7

(a)Exclusive of depreciation and amortization expense.
NA    Not Applicable

Revenues
During the nine months ended September 30, 2025, revenues increased by $1,121 million as compared to the nine months ended September 30, 2024, representing growth of 7.6%, or 7.3% on a constant currency basis5. Revenue growth was broad-based, led by North America. Our recently completed acquisitions contributed approximately 350 basis points to revenue growth.

5 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant Technology Solutions	33	September 30, 2025 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $15,775 million across our business segments and geographies were as follows for the nine months ended September 30, 2025:

YTD 2025 as compared to YTD 2024	Increase
(Dollars in millions)	$	%	CC %[6]
Health Sciences	335	7.6	7.2
Financial Services	269	6.2	5.9
Products and Resources	480	13.8	13.2
CMT	37	1.5	1.3
Total revenues	$1,121	7.6	7.3

YTD 2025 as compared to YTD 2024	Increase
(Dollars in millions)	$	%	CC %[6]
North America	$918	8.4	8.5
United Kingdom	60	4.3	1.6
Continental Europe	114	7.9	4.8
Europe - Total	174	6.2	3.2
Rest of World	29	3.0	5.1
Total revenues	$1,121	7.6	7.3

Revenue growth was driven by the following factors:6
•Revenue growth across all geographies was driven by our Financial Services and Health Sciences segments, which were positively impacted by the ramp up of several recently won large deals. Revenue growth within our Communications, Media and Technology segment was driven by clients in the North America region;
•Recently completed acquisitions contributed 350 basis points of growth to the overall revenue growth, including approximately 1,300 basis points of growth to our Products and Resources segment, primarily in North America and to a lesser extent the United Kingdom.

6 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	34	September 30, 2025 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$796M
é	0.4% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was driven by increased compensation costs and the dilutive impact of the recently completed acquisition of Belcan, partially offset by operational efficiencies and the beneficial impact of foreign currency exchange rate movements.

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

é	$55M
ê	0.8% as a % of revenues
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 5.7%, but remained flat as a percentage of revenues, during the nine months ended September 30, 2025 as compared to the 2024 period. The increase was driven by amortization expense from intangible assets related to our recently completed acquisitions.

Gain on Sale of Property and Equipment
During the nine months ended September 30, 2025, we realized a gain of $62 million on the sale of an office complex in India. For further detail see Note 1 to our unaudited consolidated financial statements.

Operating Margin and Adjusted Operating Margin[7]- Overall

The increase in our 2025 GAAP operating margin and Adjusted Operating Margin7 was primarily driven by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by the increased compensation costs and the dilutive impact of the recently completed acquisition of Belcan. In addition, our GAAP operating margin for 2025 was positively impacted by 40 basis points, or $62 million, from the gain on sale of property and equipment, and our GAAP operating margin for 2024 was negatively impacted by NextGen charges, both of which were excluded from our Adjusted Operating Margin.
Net of the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee positively impacted our operating margin for the nine months ended September 30, 2025 by 45 basis points as compared to the nine months ended September 30, 2024. Excluding the impact of such hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by 65 basis points for the nine months ended September 30, 2025. The settlement of our cash flow hedges had a negative impact of 10 basis points on our operating margin during the nine months ended September 30, 2025, compared to a positive impact of 10 basis points during the 2024 period.
7 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	35	September 30, 2025 Form 10-Q

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
In 2025, segment operating margins across all our segments were positively impacted by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs. In 2025, segment operating profit in the Products and Resources segment was negatively impacted by the dilutive impact of the Belcan acquisition and by resales of third-party products in connection with our integrated offerings strategy.
Total segment operating profit and margin were as follows for the nine months ended September 30:

(Dollars in millions)	2025	% of Revenues	2024	% of Revenues	Increase/(Decrease)
Total segment operating profit	$2,598	16.5	$2,298	15.7	$300
Less: unallocated costs	62	0.4	157	1.1	(95)
Income from operations	$2,536	16.1	$2,141	14.6	$395
The decrease in unallocated costs for nine months ended September 30, 2025 as compared to September 30, 2024 was driven by the 2025 gain on sale of property and equipment and the absence of NextGen charges, partially offset by higher amortization of intangible assets and certain corporate costs.

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the nine months ended September 30:

(in millions)	2025	2024	Increase/ Decrease
Foreign currency exchange gains (losses)	$16	$(43)	$59
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(3)	42	(45)
Foreign currency exchange gains (losses), net	13	(1)	14
Interest income	78	91	(13)
Interest expense	(29)	(35)	6
Other, net	3	2	1
Total other income (expense), net	$65	$57	$8
The foreign currency exchange gains and losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. Interest income declined in 2025 as compared to 2024, driven

Cognizant Technology Solutions	36	September 30, 2025 Form 10-Q

by a mix of lower invested balances and lower yields. Higher interest expense during 2024 was driven by the borrowing of $600 million under our revolving credit facility to partially fund the acquisition of Belcan during the third quarter of 2024. The borrowing was subsequently repaid in the fourth quarter of 2024 and first quarter of 2025.

Provision for Income Taxes

é	$509M

¡ Effective Income Tax Rate é 15.9%

The effective income tax rate for Q3 2025 was negatively impacted by the one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA. The effective income tax rate for 2024 reflects the benefits of the recognition of a $40 million deferred tax asset related to foreign tax credits as well as discrete items related to U.S. state income taxes.

Net Income
The decrease in net income was primarily driven by the one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA, partially offset by an increase in income from operations, including the $62 million gain on sale of property and equipment.

ê	$112M

¡ ê 1.6% of Revenues

Non-GAAP Financial Measures
See “Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024 – Non-GAAP Financial Measures” above for additional information about our use of non-GAAP financial measures.
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

(Dollars in millions, except per share amounts)	2025	% of Revenues	2024	% of Revenues
GAAP income from operations and operating margin	$2,536	16.1	$2,141	14.6
(Gain) on sale of property and equipment(1)	(62)	(0.4)	—	—
NextGen charges (2)	—	—	85	0.6
Adjusted Income from Operations and Adjusted Operating Margin	$2,474	15.7	$2,226	15.2

GAAP diluted EPS	$3.22		$3.41
Effect of above adjustments, pre-tax	(0.13)		0.17
Non-operating foreign currency exchange (gains) losses, pre-tax (3)	(0.03)		—
Tax effect of above adjustments (4)	0.08		(0.03)
One-time income tax expense related to the enactment of the OBBBA (5)	0.79		—
Adjusted Diluted EPS	$3.93		$3.55

(1)During the nine months ended September 30, 2025, we realized a gain of $62 million on the sale of an office complex in India. See Note 1 to our unaudited consolidated financial statements for additional information.
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

Cognizant Technology Solutions	37	September 30, 2025 Form 10-Q

(4)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

(in millions)	Nine Months Ended September 30,
	2025	2024
Non-GAAP income tax benefit (expense) related to:
Gain on sale of property and equipment	$(9)	$—
NextGen charges	—	21
Foreign currency exchange gains and losses	(25)	(3)
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
(5)In the third quarter of 2025, we recorded a one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA. See Note 6 to our unaudited consolidated financial statements for additional information.

Liquidity and Capital Resources
Our cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $2,354 million and available capacity under our credit facility of $1.85 billion.

The following table provides a summary of cash flows for the nine months ended September 30:

(in millions)	2025	2024	Increase / Decrease
Net cash provided by (used in):
Operating activities	$2,025	$1,204	$821
Investing activities	(155)	(1,567)	1,412
Financing activities	(1,785)	(313)	(1,472)
Operating activities
The increase in cash provided by operating activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily driven by the increase in net income, excluding the one-time, non-cash income tax expense of $390 million we recorded as a result of the enactment of the OBBBA, as well as the $360 million payment we made in January 2024 in relation to our dispute with the ITD (see Note 6 to our unaudited consolidated financial statements), which reduced cash from operating activities in 2024.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 82 days as of September 30, 2025, an increase of 4 days from 78 days as of December 31, 2024. Our DSO was 81 days as of September 30, 2024, an increase of 4 days from 77 days as of December 31, 2023.
Investing activities
The decrease in cash used in investing activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was driven by payments for business acquisitions in 2024 and the proceeds from the sale of an office complex in India in 2025, partially offset by net maturities of investments in 2024.
Financing activities
The increase in cash used in financing activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily driven by increased repurchases of common stock during 2025, and the repayment of the outstanding balance under the revolving credit facility in 2025 in contrast to borrowing under the revolving credit facility to finance the Belcan acquisition in 2024.
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. During the nine months ended September 30, 2025, we repaid the $300 million balance that was outstanding under the revolving credit facility, and had no outstanding balance as of

Cognizant Technology Solutions	38	September 30, 2025 Form 10-Q

September 30, 2025. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of September 30, 2025 and through the date of this filing. See Note 5 to our unaudited consolidated financial statements.
In July 2025, the OBBBA was enacted in the United States, which, among other provisions, repealed the requirement to capitalize U.S. R&E costs. As a result of this repeal, our cash taxes during the third quarter of 2025 were reduced by approximately $150 million as compared to our initial cash tax projections prior to the repeal. An additional reduction of $50 million in cash taxes as compared to our initial cash tax projections prior to the repeal is expected during the fourth quarter of 2025. See Note 6 to our unaudited consolidated financial statements.

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

Cognizant Technology Solutions	39	September 30, 2025 Form 10-Q

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	40	September 30, 2025 Form 10-Q

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
Our stock repurchase program was initially adopted in 2017 and, as amended from time to time, including most recently in March 2025, has authorized the repurchase of up to $13.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under 10b5-1 Plans in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining balance of $2,243 million as of September 30, 2025. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and depend upon market conditions and other factors.
During the three months ended September 30, 2025, we repurchased $450 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2025 - July 31, 2025	643,440	$77.71	643,440	$2,643
August 1, 2025 - August 31, 2025	2,831,812	70.12	2,831,812	2,445
September 1, 2025 - September 30, 2025	2,864,442	70.32	2,864,442	2,243
Total	6,339,694	$70.98	6,339,694
The aggregate purchase price and weighted average price per share does not include the excise tax on net stock repurchases. The excise tax was immaterial for the three months ended September 30, 2025.
During the three months ended September 30, 2025, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended September 30, 2025, such repurchases totaled 0.2 million shares at an aggregate cost of $12 million.

Cognizant Technology Solutions	41	September 30, 2025 Form 10-Q

Item 5. Other Information
(c) Trading Plans
No director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K) during the three months ended September 30, 2025, except as follows:

Name	Title	Action	Date of adoption/termination	Scheduled expiration date[1]	Aggregate number of securities to be purchased/sold
Ravi Kumar S	Chief Executive Officer	Adoption	August 15, 2025	November 13, 2026	Sale of up to 11,630 shares of common stock
Alina Kerdman	Senior Vice President, Controller and Chief Accounting Officer	Adoption	August 19, 2025	December 31, 2026	(2)
Surya Gummadi	President-Americas	Adoption	August 27, 2025	August 19, 2026	Sale of up to 22,728 shares of common stock
Michael Patsalos-Fox	Director	Termination	September 10, 2025	February 20, 2026	Sale of up to 25,000 shares of common stock
Michael Patsalos-Fox	Director	Adoption	September 11, 2025	September 11, 2026	Sale of up to 25,000 shares of common stock
John Kim	Chief Legal Officer, Chief Administrative Officer and Corporate Secretary	Adoption	September 12, 2025	May 29, 2026	Sale of up to 10,000 shares of common stock
(1) The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(2) The trading plan permits the sale of up to the net shares of common stock to be issued to Ms. Kerdman after the satisfaction of applicable taxes following the vesting and settlement of 3,641 RSUs.
Each of the trading arrangements listed in the above table is intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Cognizant Technology Solutions	42	September 30, 2025 Form 10-Q

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, dated June 4, 2024	8-K	000-24429	3.1	6/7/2024
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	43	September 30, 2025 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	October 29, 2025	By:	/s/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2025	By:	/s/ JATIN DALAL
Jatin Dalal,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	44	September 30, 2025 Form 10-Q