Form 10-K
period 2025-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2026-02-12
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No
The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2025, based on $78 per share, the last reported sale price on the Nasdaq Global Select Market of the Nasdaq Stock Market LLC on that date, was $38.1 billion.
The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 6, 2026 was 478,246,920 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act
2009 Incentive Plan	Cognizant Technology Solutions Corporation Amended and Restated 2009 Incentive Compensation Plan
2017 Incentive Plan	Cognizant Technology Solutions Corporation 2017 Incentive Award Plan
2023 Incentive Plan	Cognizant Technology Solutions Corporation 2023 Incentive Award Plan
2026 Proxy Statement	Definitive proxy statement for the 2026 Annual Meeting of Stockholders
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial Intelligence
APA	Advance Pricing Agreement
ASC	Accounting Standards Codification
CC	Constant Currency
CE	Continental Europe
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIO	Chief Information Officer
CITA	Commissioner of Income Tax (Appeals) in India
CLO	Chief Legal Officer, Chief Administrative Officer and Corporate Secretary
CMT	Communications, Media and Technology
CODM	Chief Operating Decision Maker
CPI	Consumer Price Index
Credit Agreement	Credit agreement with a commercial bank syndicate dated April 18, 2024, as amended
CSO	Chief Security Officer
CTS India	Our principal operating subsidiary in India
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings Per Share
ENS	The National Security Scheme
EU	European Union
EU AI Act	European Union Artificial Intelligence Act
EVP	Executive Vice President
Exchange Act	Securities Exchange Act of 1934, as amended
FCPA	Foreign Corrupt Practices Act
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
GCCs	Global Capability Centers
GenAI	Generative Artificial Intelligence
High Court	Madras, India High Court
HR	Human Resources
HS	Health Sciences
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IP	Intellectual property
IoT	Internet of Things
IRS	Internal Revenue Service
ISO	An international standard for information security management

Cognizant	1	December 31, 2025 Form 10-K

Defined Term	Definition
IT	Information Technology
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
Labor Code	Labor law reforms implemented by the Government of India effective November 21, 2025, including the Code on Social Security, 2020.
NA	North America
Nasscom	National Association of Software and Services Companies
NextGen program	Our 2023-2024 program to simplify our operating model, optimize corporate functions and consolidate and realign office space
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NIST	National Institute of Standards and Technology
OBBBA	One Big Beautiful Bill Act
PSU	Performance Stock Units
Purchase Plan	Cognizant Technology Solutions Corporation 2004 Employee Stock Purchase Plan, as amended
P&R	Products and Resources
R&E	Research and experimental
Recently completed acquisitions	Acquisitions that were completed in the 12 months preceding the beginning of the reporting period (in order to identify the impact of such acquisitions for the first twelve months of ownership)
ROU	Right of Use
RoW	Rest of World
RSU	Restricted Stock Units
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
SVP	Senior Vice President
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Tax Reform Act	Tax Cuts and Jobs Act
Term Loan	Unsecured term loan under the Credit Agreement
Third Circuit	United States Court of Appeals for the Third Circuit
Title VII	Title VII of the Civil Rights Act of 1964, 42 U.S.C § 2000e et seq.
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-CDCA	United States District Court for the Central District of California
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York
Voluntary Attrition - Tech Services	Attrition metric that includes all voluntary separations with the exception of employees in our Intuitive Operations and Automation practice
VP	Vice President

Cognizant	2	December 31, 2025 Form 10-K

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues, operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the competitive marketplace for talent and future attrition trends, anticipated effective income tax rate and income tax expense, liquidity, financing strategy, access to capital, capital return strategy, investment strategies, cost management, plans and objectives, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of and costs associated with regulatory and litigation matters, the appropriateness of the accrual related to the India Defined Contribution Obligation and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
•macroeconomic and geopolitical conditions globally, in particular in the markets in which our clients and operations are concentrated;
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
•challenges related to growing our business organically as well as inorganically through acquisitions, and our ability to achieve our targeted growth rates and successfully integrate acquired businesses;
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
•the impact of extreme weather on our business;
•our ability to meet sustainability and societal related expectations and ambitions;
•the effectiveness of our risk management, business resilience and disaster recovery plans and the potential that our global delivery capabilities could be impacted;
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

Cognizant	3	December 31, 2025 Form 10-K

•actual and potential changes in tax laws, or in their interpretation or enforcement, failure by us to adapt our corporate structure and intercompany arrangements, or adverse outcomes of tax audits, investigations or proceedings;
•actual and potential exposure to litigation and legal claims in the conduct of our business;
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

Cognizant	4	December 31, 2025 Form 10-K

PART I
Item 1. Business
Overview
Cognizant is one of the world’s leading professional services companies, engineering modern businesses and delivering strategic outcomes for our clients. We help clients modernize technology, reimagine processes and transform experiences so they can stay ahead in today's fast-changing world, where AI is reshaping organizations in every field. As an AI builder, we provide deep expertise at the intersection of industry and technology, combining our perspective with extensive knowledge of our clients' organizations to build industry-specific platforms and incorporate context into systems, AI models and custom solutions. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers. Our services include consulting, application development, systems integration, quality engineering and assurance, engineering research and development, application maintenance, infrastructure and security as well as business process services and automation.
Our purpose, vision and values are central to Cognizant's strategic approach. Our values support our vision and enhance our ability to innovate and co-create with our clients.
In order to achieve this vision and support our clients, we are focusing on accelerating growth, becoming an employer of choice and simplifying our operations through modernization and an AI-enabled IT roadmap. In executing our strategy, we seek to drive organic growth through investments in our digital and AI capabilities across industries and geographies, including the extensive training and reskilling of our technical teams and the expansion of our local workforces in the United States and other markets around the world. Additionally, we pursue select strategic acquisitions to expand our talent, experience and capabilities in key technologies or in particular geographies or industries. See Note 3 and Note 18 to our consolidated financial statements for additional information.
We are focused on expanding our partner ecosystem across a broad range of technology companies, including hyperscalers, cloud providers, enterprise software companies, best-in-class digital software enterprises and emerging start-ups. We believe this partner ecosystem will enable us to enhance our innovative, integrated offerings by combining third-party products with our service solutions to deliver enterprise-wide digital transformation.
Reportable Business Segments
In 2025, we went to market across four industry-based operating segments, which are our four reportable business segments: (i) Health Sciences (HS) (ii) Financial Services (FS) (iii) Products and Resources (P&R) and (iv) Communications, Media and Technology (CMT).
Our clients seek to partner with service providers that have a deep understanding of their businesses, industry initiatives, customers, markets and cultures and the ability to create solutions tailored to meet their individual business needs. Across industries, our clients are confronted with the risk of being disrupted by nimble, AI-native competitors. Our clients increasingly feel the need to transform and are therefore redirecting their focus and investment to new operating models and embracing AI,

Cognizant	5	December 31, 2025 Form 10-K

cloud-native architectures and modern development practices that enable quick adjustments to shifts in their markets. We believe that our deep knowledge of our clients’ businesses and the industries we serve has been central to our growth and high client satisfaction, and we continue to develop and deploy our client-centric culture, innovating together to produce transformative outcomes.
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
Our FS segment includes banking, capital markets, payments and insurance companies. Demand in this segment is driven by our clients’ need to modernize legacy technology environments, strengthen operational resilience and adopt cloud, data and AI capabilities to meet evolving customer expectations and regulatory requirements. Our clients are expanding enterprise AI adoption to enhance customer experience, improve risk and fraud management, accelerate underwriting and lending and modernize payments. These initiatives require core platform modernization, greater use of advanced analytics and responsible AI frameworks to ensure transparency, security and compliance.
Our P&R segment includes manufacturers, automakers, retailers, consumer goods companies, aerospace and defense companies, and travel and hospitality companies, as well as businesses providing logistics, energy and utility services. Demand in this segment is driven by our clients’ focus on improving the efficiency and sustainability of their operations; the enablement and integration of business platforms to support sales and customer experience enhancement initiatives; the generational shift from mechanical to software-defined, experience-driven customer interactions; grid modernization to support a consumer-driven energy landscape that enables cleaner, more efficient energy use; and their adoption and integration of AI and other technologies, such as intelligent systems to manage supply chains and enhance overall customer experiences, and IoT to generate data and insights for factories, fleets, products and real estate companies.
Our CMT segment includes global communications, media and entertainment, education, publishing, information and professional services and technology companies. Demand in this segment is driven by our clients’ need for services related to AI adoption, modernization of business and technology operations, development of agentic ecosystems for the generation of new revenue streams, enhancing user experiences and driving operational efficiency. In response to this demand, our focus areas include AI and analytics, data modernization, customer experience design, supporting clients as they launch new products and services, transforming client interactions with customers, telecom network monetization, media supply chain transformation and applications, as well as infrastructure modernization.
For the year ended December 31, 2025, revenues across our four reportable business segments were as follows:
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

Cognizant	6	December 31, 2025 Form 10-K

Services and Solutions
Our services include AI and other technology services and solutions, consulting, application development, systems integration, quality engineering and assurance, application maintenance, infrastructure and security as well as business process services and automation. Additionally, we develop, license, implement and support proprietary and third-party software products and platforms. Central to our strategy to align with our clients’ need for continuous transformation is our sustained investment in new technologies, including GenAI and agentic systems, cloud, data modernization, automation, digital engineering and IoT. These capabilities help clients enable AI-led productivity and efficiency, industrialize AI and agentify the enterprise to improve the experiences they offer to their customers, tap into new revenue streams and defend against digital- and AI-native competitors.
In most cases, our clients operate in hybrid technology environments, running critical new digital initiatives alongside essential legacy systems. In the AI era, our clients have an accelerated need to modernize their technology estates, reimagine operations and shift to an AI-driven operating model. This has intensified demand for next-gen capabilities in AI, automation, digital commerce, secure distributed work and the design and integration of full-stack AI solutions tailored to each enterprise's specific needs. We believe our deep understanding of our clients' established systems and their ambitions provides us with a unique advantage as we work with them to architect solutions that are both transformative and practical.
Our services and solutions are organized into seven integrated practices, which help us deliver these capabilities in ways that align with each client’s specific transformation journey. These practices are Core Technologies and Insights, Enterprise Platform Services, Industry Solutions, Intuitive Operations and Automation, Software and Platform Engineering, Cognizant Moment and our newest practice, Security. Our consulting professionals have deep industry-specific expertise and work closely across our practices to design and deliver integrated AI and digital solutions tailored to specific client requirements. Leveraging a wide range of technologies across our clients’ enterprises, together with our proprietary platforms and accelerators and those of our ecosystem partners, we help clients implement and operate AI solutions with integration, governance, security and monitoring controls. These offerings, many including unique IP developed in our AI Lab, improve efficiency, enable new customer experiences, and support business outcomes that align to our clients' industries. Our GCC offerings also help clients establish, scale and optimize GCCs to build resilient, cost-effective and innovation-focused operating models. These offerings combine domain expertise, digital engineering capabilities, and global delivery to help clients improve productivity, enhance governance and accelerate modernization at scale.
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
•Cloud and infrastructure, which helps simplify and modernize IT environments, creating a solid foundation for AI innovation; and
•IoT, which enables the convergence of the physical and the digital in smart products.
Enterprise Platform Services
Our Enterprise Platform Services practice helps our clients transform multiple front- and back-office business processes, implementing enterprise-wide platforms that enable customer experience, customer relationship management, human capital management, supply chain management, enterprise resource planning and financial processes. Our services decrease time to market, drive efficiencies and deliver impactful experiences. Our clients can better share information, simplify IT processes, automate workflows and improve flexibility. This practice focuses on application services, which help enterprises engage their partner ecosystems more productively, and run their operations and financial organizations more efficiently while enabling improved employee and customer experiences. We work closely with partners including Amazon Web Services, Cisco, Google, Microsoft, Oracle, Pegasystems, Salesforce, SAP, ServiceNow, Workday and many others.

Cognizant	7	December 31, 2025 Form 10-K

Industry Solutions
Our Industry Solutions practice was established as part of Cognizant’s strategy to build differentiation at the industry level. The practice integrates industry technologists and thought leaders specialized in vertical micro-segments. These teams work with specialized partners to develop industry-specific products and services that enable clients to improve productivity, increase operational excellence and accelerate innovation.
Intuitive Operations and Automation
Our Intuitive Operations and Automation practice helps clients build and run modern operations through two main vehicles: AI-led automation, which includes advisory and process and IT automation solutions designed to simplify and accelerate automation adoption, and business process outsourcing services, which help deliver business outcomes including revenue growth, increased customer and employee satisfaction and cost savings. Our automation advisory, implementation and managed services experts partner with clients to transform end-to-end processes, design and manage the next-generation human and digital workforce, enable seamless experiences and achieve multi-fold productivity increases. Our technology-driven business process outsourcing services incorporate key AI use cases to help clients transform and run functions and industry-specific processes such as finance and accounting, omni-channel customer care, loan origination, annotation services, location-based services and medical data management.
Software and Platform Engineering
Our Software and Platform Engineering practice helps clients develop modern enterprises through digital software engineering products, services and solutions that support optimization and modernization of their IT estates and deliver new value for their customers. This practice manages service-delivery platforms that enable enterprise transformation at scale and accelerate the wide use of GenAI in the enterprise. Our clients can leverage data, technologies and our digital engineering, design and product development capabilities to build world-class experiences, and a responsive, agile and intuitive framework for continuous innovation. Areas of focus are:
•Digital engineering, which delivers modern business software;
•Application development and management, which improves or reimagines applications; and
•Quality engineering and assurance, which helps clients build and run the highest quality software.
Digital Experience Services (Cognizant Moment)
Cognizant Moment is our digital experience practice, designed to help clients leverage the power of AI to reimagine customer experiences and engineer innovative strategies aimed at driving growth. Cognizant Moment delivers intelligent ecosystem orchestration, connecting experiences as well as their underlying data, technology and operations across the entire enterprise. This approach enables clients to leverage GenAI's content generation capabilities alongside human ingenuity to innovate and differentiate by informing and automating processes, and creating dynamic, hyper-personalized experiences for their customers.
Security

Established in 2026, our Security practice helps clients protect their digital environments and maintain regulatory compliance through comprehensive cybersecurity solutions. We provide governance, risk and compliance services to manage cyber risks and ensure adherence to regulatory standards, threat and vulnerability management to enable proactive detection and mitigation of sophisticated threats, data protection and privacy services including classification, encryption and leakage prevention, identity and access management solutions delivering identity-centric, zero-trust security and cloud and infrastructure security services protecting network, workload and cloud environments.
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

Cognizant	8	December 31, 2025 Form 10-K

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
The principal competitive factors affecting the markets for our services include the provider’s reputation and experience, strategic advisory capabilities, digital and AI capabilities, performance and reliability, responsiveness to customer needs, financial stability, corporate governance and competitive pricing of services. Accordingly, we rely on the following to compete effectively:
•investments to scale our AI capabilities;
•our recruiting, training and retention model;
•an entrepreneurial culture and approach to our work;
•a broad client referral base;
•investment in process improvement and knowledge capture;
•our global delivery model;
•financial stability and good corporate governance;
•our partnerships;
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

Cognizant	9	December 31, 2025 Form 10-K

Our People and Culture
Cognizant's success is powered by our talented global workforce and distinct culture. As of December 31, 2025, we had approximately 351,600 employees, with 256,900 in India, 41,600 in North America, 14,600 in Continental Europe, 7,800 in the United Kingdom and 30,700 in various other locations throughout the rest of the world. As of December 31, 2025, our workforce is comprised of approximately 39% women and 61% men.
•Culture and engagement: Guided by our core values - Work as One, Raise the Bar, Dare to Innovate, Do the Right Thing, and Own It - we strive to foster a culture that is highly innovative, collaborative, inclusive and ethical.
–Employees are encouraged to embrace a strong spirit of empowerment and entrepreneurship: our grassroots Bluebolt program enables any employee to submit ideas for implementation with clients or internally.
–In 2025, Cognizant achieved a GUINNESS WORLD RECORD™ for the largest online GenAI hackathon by hosting a global Vibe Coding Week. Associates were given access to leading vibe coding tools to sharpen their AI skills, producing more than 30,000 prototypes.
–Leader training on anti-discrimination, a strong ethics & compliance ecosystem and global affinity employee groups help support our efforts to provide equal opportunity for all.
–Our people are passionate about volunteerism, with over 240,000 hours volunteered for causes such as community skilling and education.
–Our annual engagement survey scores are above industry benchmarks, and we strive to continuously address feedback at the enterprise and people manager levels.
–We’re recognized as a top employer by leading organizations based on the experiences and real feedback of our people. In 2025, this included: Forbes World's Best Employers, Time’s World’s Best Companies, Newsweek’s America's Greatest Workplaces, Fortune’s America’s Most Innovative Companies and Ethisphere’s World’s Most Ethical Companies, among others.
•Skill relevance and growth: Amidst the rapidly changing AI-driven landscape, Cognizant aims to fuel strong performance and future readiness at all levels through our award-winning learning engine.
–Our proprietary talent intelligence model is designed to identify skills needed and ready our workforce ahead of technology transformation.
–AI skill building is a core focus – from July 2023 to end of 2025, we have upskilled more than 330,000 associates on GenAI via more than 1,000 learning programs.
–In addition to our deep institutional learning expertise, we provide cutting edge training through alliances and partnerships with leading organizations, such as Google, Microsoft, Anthropic and NVIDIA.
–We encourage learning through experimentation by providing access to leading AI tools, including Microsoft Copilot, GitHub CoPilot, Google Gemini Code Assist and Windsurf.
–We evolve roles and career pathways for the future. We are redesigning career paths to transition roles highly impacted by AI to higher value roles by building adjacent skills.
–We build future workforce capability both internally and in our communities. In 2025, we doubled our Synapse program commitment having achieved our original goal early, and are now targeting upskilling 2 million future workers by 2030.
•Career and talent development: We believe broad, interdisciplinary experience strengthens talent in an AI-driven world. We empower our people to build unique and varied careers across the Cognizant ecosystem.
–We enable regular role movement and career growth and progression through an internal job move program and talent marketplace.
–We regularly promote talent across the business, including both role-based and performance-based promotions, promoting approximately 110,000 employees since 2023.
–We have structured talent review and performance processes to support career growth and development.
–We build our leadership pipeline and capability across levels through leadership development initiatives, assessments based on our leadership competencies, multi-stakeholder feedback, coaching, accelerated programs, partnerships with leading universities and more.

Cognizant	10	December 31, 2025 Form 10-K

•Total rewards: We reward employees through compensation, benefits, and recognition programs to help support their physical, mental and financial wellbeing.
–Our comprehensive portfolio includes compensation programs, healthcare benefits, risk protection coverage, overall wellbeing and family care, tax savings programs, income protection, retirement and financial planning resources, time off programs, recognition and more.
–We promote awareness and provide access to mental health support through mental health training for all employees, wellbeing events, and free counseling sessions via our Employee Assistance Program, among other initiatives. Additionally, Cognizant’s mental health ally network has hundreds of trained and certified employees who provide peer-to-peer support.
–Cognizant’s recognition platform celebrates service milestones and enables leader-initiated and peer-to-peer awards for both non-monetary and monetary appreciation. Recognition is also enabled through manager toolkits, funds for team celebrations, a global annual awards event and more.
•Talent sourcing: We avail ourselves of broad talent pools to identify the best talent to shape the future.
–Cognizant believes early-in-career talent have a competitive edge in this dynamic moment as AI natives and lifelong learners. Our talent programs across regions focus on robust upskilling, AI exposure and real-world experience.
–We have strengthened our North America talent strategy with expanded recruiting, training, a revitalized internship program, and increased office presence across multiple locations, while in India we are scaling operations into tier two cities to access emerging talent pools.
–To meet dynamic client demand, we utilize subcontractors for additional capacity and agility. Historically, subcontractor usage has been immaterial relative to our overall headcount.
–We are not party to any significant collective bargaining agreements.
–Globally, we manage visa-dependent roles with careful consideration of business needs and associated risks. For additional information, see Part I, Item 1A. Risk Factors.
–For the years ended December 31, 2025 and 2024, our Voluntary Attrition - Tech Services was 13.9% and 15.9%, respectively.
Governmental Regulation
As a result of the size, breadth and geographic diversity of our business, our operations are subject to a variety of laws and regulations in the jurisdictions in which we operate, including with respect to import and export controls, temporary work authorizations or work permits and other immigration laws, content requirements, trade restrictions, tariffs, taxation, anti-corruption, the environment, government affairs, internal and disclosure control obligations, data privacy, intellectual property, employee and labor relations, and compliance with these laws may impact our capital expenditures, earnings and competitive position. For additional information, see Part I, Item 1A. Risk Factors as well as the "Business Outlook" section within Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Executive Summary.

Information About Our Executive Officers
The following table identifies our current executive officers:

Name	Age	Capacities in Which Served
Ravi Kumar S	54	Chief Executive Officer
Jatin Dalal	51	Chief Financial Officer
Balu Ganesh Ayyar	64	President - Intuitive Operations and Automation and Industry Solutions
Kathryn Diaz	56	Chief People Officer
Surya Gummadi	49	President - Americas
Alina Kerdman	45	SVP, Controller and Chief Accounting Officer
John Kim	58	Chief Legal Officer, Chief Administrative Officer and Corporate Secretary
Rajesh Varrier	56	President - Operations and Managing Director, Cognizant India

Cognizant	11	December 31, 2025 Form 10-K

Ravi Kumar Singisetti (also referred to as Ravi Kumar S or Ravi Kumar) has been our Chief Executive Officer since January 2023. Prior to joining Cognizant, Mr. Kumar was the President of Infosys, an Indian multinational technology company, where he led the Infosys Global Services Organization across all global industry segments from January 2016 to October 2022. While serving as President of Infosys, he also served as Chairman of the Board of various Infosys subsidiaries. Prior to such role, Mr. Kumar served in positions of increasing authority at PricewaterhouseCoopers, Cambridge Technology Partners, Oracle Corporation, Sapient and Infosys. He is a member of the Board of Directors of Transunion, where he is a member of the Compensation Committee and the Technology Committee. He is also on the Board of Directors for the U.S. Chamber of Commerce. Mr. Kumar has a bachelor’s degree in engineering from Shivaji University and an MBA from Xavier Institute of Management, India.

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

Balu Ganesh Ayyar has held the title of President - Intuitive Operations, and Automation and Industry Solutions since March 2025. His previous title was EVP and President, Intuitive Operations and Automation and Industry Solutions, which he had from April 2023 to March 2025. From July 2022 to April 2023, he served as EVP and President, Intuitive Operations and Automation. Previously, he was EVP and President, Digital Operations from August 2019 to June 2022. Prior to joining Cognizant, Mr. Ayyar was the CEO of Mphasis, a global IT services company listed in India, from 2009 to 2017. Prior to Mphasis, Mr. Ayyar spent nearly two decades with Hewlett-Packard, holding a variety of leadership roles across multiple geographies.

Kathryn (Kathy) Diaz has held the title of Chief People Officer since March 2025. From September 2023 to March 2025, her title was EVP, Chief People Officer. She held the Chief People Officer role on an interim basis from May 2023 to September 2023. Prior to being appointed Chief People Officer, Ms. Diaz served as SVP, Head of Global Total Rewards at Cognizant from July 2020 until September 2023. Prior to joining Cognizant in 2020, Ms. Diaz was VP, Total Rewards at Pearson, a multinational publishing and education company. She was the VP of Global Compensation, Global Mobility and HR Systems at PVH (the parent company of Calvin Klein and Tommy Hilfiger). Previously, Ms. Diaz spent over 20 years in a series of HR leadership positions at Merck & Co, Inc. She holds a bachelor’s degree in accounting from Rider University and an MBA from Lehigh University.

Surya Gummadi has held the title of President - Americas since March 2025. Previously, his title was EVP and President, Americas from January 2023 to March 2025. He held the President of the Americas role on an interim basis from late June 2022 to January 2023. Prior to being appointed President of the Americas, Mr. Gummadi served as Senior Vice President of our Health Sciences business segment from April 2022 to January 2023, Senior Vice President and head of our Healthcare business from July 2020 to April 2022, Vice President and market leader of our Healthcare business from February 2020 to July 2020 and Vice President and market head for our Health Plans business from October 2017 to February 2020. Prior to that, he served in a variety of roles during his more than 20-year tenure with Cognizant. He holds a degree in mechanical engineering from the Indian Institute of Technology, Bombay.

Alina Kerdman has been our Senior Vice President, Controller and Chief Accounting Officer since July 2025. She previously served as SVP, Assistant Global Controller, from December 2023 to June 2025. From June 2019 to December 2023, she served as VP, Global Revenue Controller and Head of External Reporting. Prior to that she held several finance roles of increasing responsibility at the Company. She joined the Company in 2010 from Ernst & Young LLP, where she began her career in 2001. She holds a bachelor’s degree in accounting and finance from the New York University Stern School of Business. She is also an alumna of the Advanced Management Program of the Wharton School of the University of Pennsylvania.

John Kim has held the title of Chief Legal Officer, Chief Administrative Officer and Corporate Secretary since March 2025. From February 2024 to March 2025 his title was EVP, Chief Legal Officer, Chief Administrative Officer and Corporate Secretary. Previously, he was EVP, General Counsel, Chief Corporate Affairs Officer and Secretary, holding this position from

Cognizant	12	December 31, 2025 Form 10-K

March 2021 to February 2024. Before March 2021, he served as Senior Vice President, Interim General Counsel from January 2021 to March 2021, after joining Cognizant in November 2019 as our Senior Vice President and Deputy General Counsel, Global Commercial Contracts. Prior to joining Cognizant in 2019, Mr. Kim held a variety of senior leadership roles at Capgemini from January 2012 to November 2019, including Global Head of Big Deals. Prior to Capgemini, Mr. Kim served as U.S. Counsel for WNS Global Services from July 2009 to June 2011 and held a variety of leadership roles at Cendant Travel Distribution Services (now known as Travelport) from January 2001 to June 2006, including General Counsel and Chief Compliance Officer. He holds a bachelor’s degree in English literature from Columbia University and obtained his law degree from Cornell Law School.

Rajesh Varrier has held the title of President – Operations and Managing Director, Cognizant India since March 2025. From October 2024 to March 2025, he held the title of EVP, Global Head of Operations, and Chairman and Managing Director, Cognizant India. Upon joining the Company in September 2024 until October 2024, he served as EVP, Global Head of Operations. Prior to joining Cognizant, Mr. Varrier held a number of positions at Infosys, an Indian multinational technology company, including serving as EVP, Global Head of Services from November 2023 to April 2024, EVP, Head of Operations Infosys Americas and Global Head of Digital Experience and Microsoft Practice from June 2023 to October 2023 and SVP, Global Head of Digital Experience and Microsoft Practice from April 2018 to June 2023. Prior to that, Mr. Varrier was CIO and Digital Officer for Aditya Birla Sun Life Insurance. Mr. Varrier is a member of the Nasscom Executive Council and a member of the Board of Directors of Cognizant Foundation India. Mr. Varrier holds a bachelor’s degree in physics, and a postgraduate degree in Computer Engineering from the University of Mumbai.

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

Cognizant	13	December 31, 2025 Form 10-K

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and the other documents and materials we file with the SEC, as well as news releases and other information we publicly disseminate from time to time. The disclosure below reflects our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. References to past events are provided as examples only and are not intended to be a complete list or representation as to whether or not the other risks described below have occurred in the past. The risks described below are not the only risks or uncertainties we face. Additional risks and uncertainties not previously known to us, or that we currently see as immaterial, may also adversely affect us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, prospects, or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Additionally, macroeconomic and geopolitical developments may amplify many of the risks discussed below to which we are subject. The extent of the impact of macroeconomic and geopolitical developments on our financial and operating performance depends significantly on the duration and severity of such macroeconomic and geopolitical developments, the actions taken to contain or mitigate their impact and any changes in client behaviors as a result thereof.
Risks Related to our Business and Operations
Our results of operations could be adversely affected by macroeconomic and geopolitical conditions globally and in particular in the markets in which our clients and operations are concentrated.
Global macroeconomic conditions have a significant effect on our business as well as the businesses of our clients. Volatile, negative or uncertain economic and geopolitical conditions, including as a result of recession or slowing economic growth, inflation, higher interest rates, tightening of credit markets and changes in trade policy (including trade disputes, the threat or imposition of tariffs or other trade restrictions and related retaliatory actions), have in the past and could in the future cause our clients to reduce, postpone or cancel spending on new or existing projects with us, negatively affecting our business and making it more difficult for us to accurately forecast client demand and have available the right resources to profitably address such client demand. For example, in the recent past some of our clients continued to reduce their discretionary spending in response to economic and geopolitical uncertainty, which negatively impacted our revenues. Clients may reduce demand for services quickly and with little warning, which may cause us to incur extra costs where we have employed more personnel than client demand supports. Further, our business depends on our ability to obtain payment from our clients of the amounts they owe us for the work we perform. Macroeconomic or geopolitical conditions, including recessionary or inflationary pressures, trade disputes or other challenges could result in financial difficulties for our clients that have in the past and could in the future cause clients to delay payments to us, request modifications to their payment arrangements or default on their payment obligations to us.
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

Cognizant	14	December 31, 2025 Form 10-K

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
The markets we serve and operate in are highly competitive, subject to rapid change and characterized by a large number of participants, as described in “Part I, Item 1. Business-Competition.” We compete on the basis of reputation and experience, strategic advisory capabilities, digital and AI capabilities, performance and reliability, responsiveness to customer needs, financial stability, corporate governance and competitive pricing of services. The less we are able to differentiate our services and solutions and/or clearly convey the value of our services and solutions, the more difficulty we have in winning new work in sufficient volumes and at our target pricing and overall economics. In addition to large, global competitors, we face competition in many geographic markets from numerous smaller, local competitors that may have more experience with operations in these markets, have well-established relationships with our desired clients, or be able to provide services and solutions at lower costs or on terms more attractive to clients than we can. Additionally, we face competition from clients' in-house technology resources, such as GCCs, which may provide a lower cost alternative to our services. Consolidation activity may also result in new competitors with greater scale, a broader footprint or vertical integration that makes them more attractive to clients as a single provider of integrated products and services. In addition, concurrent use by many clients of multiple professional service providers means that we are required to be continually competitive on the quality, scope and pricing of our offerings or face a reduction or elimination of our business. Competitors may also be willing, at times, to take on more risk or price contracts lower than us in an effort to enter the market or increase market share. If we are not able to supply clients with services that they deem superior and successfully apply current business models with market level pricing while managing discounts, we may lose business to competitors and face downward pressure on gross margins and profitability. Any inability to compete effectively would materially adversely affect our business, results of operations and financial condition.
Our relationships with our third-party alliance partners, who supply us with technology, including platforms and software, are also critical to our ability to provide many of our services and solutions that address client demands or requirements. There can be no assurance that we will be able to maintain such relationships or that such technology will be available on the expected timelines or for the anticipated prices. Among other things, such alliance partners may in the future decide to compete with us, form exclusive or more favorable arrangements with our competitors or otherwise reduce our access to their technology, thereby impairing our ability to provide the services and solutions dependent on such technology demanded or required by clients. In addition, some of our third-party alliance partners are also our clients or suppliers of technology for our internal operations. Any performance failure on the part of our alliance partners, or the discontinuance by such alliance partners of technology that we have relied on them to provide for our clients or ourselves, could delay or prevent our performance unless we engage alternative third parties to provide the equivalent technology at our cost or provide the equivalent technology ourselves, any of which could deprive us of potential revenue or adversely impact our profitability. In addition, our third-party alliance partners may also experience reduced demand for their technology, including as a result of changes in technology, which could reduce demand for our services and solutions.
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
Our use of AI technologies may not be successful and may present business, financial, legal and reputational risks.
We expect the proliferation of AI will have a significant impact on our industry, and we believe our ability to compete in this space will be critical to our financial performance. We increasingly use AI-based technologies, including GenAI, in our client offerings and our own internal operations. We have incurred and plan to continue to incur significant development and

Cognizant	15	December 31, 2025 Form 10-K

operational costs to build and support our AI capabilities, including costs to ensure ongoing compliance with the complex and rapidly evolving legal landscape around AI and automation. If we fail to develop and implement AI solutions that meet our internal and client needs, if we are unable to offer or bring AI-enabled solutions to market as effectively or with the same speed as our competitors, or if our clients do not accept new pricing models that reflect the value of our AI-enabled solutions, we may fail to recoup our investments in AI and our financial performance, competitive position, business and reputation may be adversely impacted.
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
AI technology and services require access to high-quality datasets, models (including foundation models), and other AI system components. We currently rely, in part, on third parties to provide these components. In the future, we may face difficulties acquiring the necessary rights from third parties due to market competition, pricing changes, licensing restrictions and other factors. This challenge could hinder our ability to develop, implement or maintain AI technologies. To overcome this, we may need to invest in alternative strategies, such as forming partnerships or developing our own resources.
In addition, the development, adoption and use of AI technologies continue to evolve rapidly and ineffective or inadequate AI development or deployment practices by us, our clients or other third parties may not deliver anticipated efficiencies and could result in unintended consequences. Such consequences may include, for example, operational or compliance risks; reliance on outputs that reflect biased, incomplete or inaccurate information; unauthorized disclosure of sensitive information; operational inefficiencies leading to decreased productivity; deliberate misuse; or infringement of third-party IP rights. Additionally, the use of AI by us or our business partners may create new or exacerbate existing cybersecurity vulnerabilities, including novel risk vectors that may not be immediately identifiable. Ongoing uncertainty around the performance, safety and security of new and emerging AI applications requires continued significant investment in monitoring, validation and implementation of governance processes and controls across the AI lifecycle relating to security, accuracy, bias and other variables to ensure alignment with industry standards and meet customer expectations. These efforts can be complex and resource intensive, could potentially impact our profit margins, may not sufficiently address risks and may cause decreased demand for our services or harm to our business, results of operations, financial condition or reputation.
Furthermore, the legal and regulatory landscape surrounding AI technologies is rapidly evolving, uncertain and varies significantly by jurisdiction. Authorities around the world are applying, or considering applying, laws and regulations related to IP, cybersecurity, export controls, privacy, data security and data protection to AI and automated decision-making technologies, as well as adopting AI-specific regulatory frameworks, such as emerging U.S. state AI laws and the EU AI Act which entered into force in 2024 and parts of which began applying in 2025. These laws are subject to ongoing interpretation and implementation and may impose obligations on companies developing and using AI or automated decision-making technologies. Given the pace of regulatory development and the potential for divergent or evolving scope, interpretation and application of these laws and regulations, we may not always be able to anticipate how courts and regulators will apply existing laws to AI or how new AI-specific legal frameworks will be implemented, or otherwise ensure compliance with these frameworks. Regulatory approaches may differ or conflict across jurisdictions, which could require us to expend resources to tailor or limit certain AI-related offerings in specific markets. For example, the EU AI Act may increase costs or impact the operation of our AI services. Compliance with new or changing laws, regulations, industry standards or ethical requirements and expectations relating to AI may impose significant operational costs, require additional investment in governance, documentation and controls, or necessitate changes to our service offerings or business practices, particularly as we expand the use of such technologies. In certain circumstances, these requirements could delay, limit or prevent our ability to develop, deploy or use AI technologies. Failure to effectively navigate and comply with this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm. Although we maintain a responsible AI framework aligned with recognized international standards that includes risk assessment processes, oversight structures and controls across the AI lifecycle, it may not be sufficient to identify, assess, and mitigate all AI-related risks. The effectiveness of our responsible AI framework depends on numerous factors, including the accuracy of risk assessments, the adequacy of implemented controls, and our ability to adapt to rapidly changing AI capabilities and use cases. There can be no assurance that our responsible AI framework will adequately identify, assess and prevent all AI-related risks.
Finally, AI technology is subject to heightened public and media scrutiny, including with respect to workplace impacts, privacy and ethical concerns. Negative public perception could adversely affect customer demand and our investments in AI technology, which could in turn adversely affect our business or reputation.

Cognizant	16	December 31, 2025 Form 10-K

If we are unable to attract, train and retain skilled employees to satisfy client demand, including highly skilled technical personnel and personnel with experience in key AI and digital areas, as well as senior management to lead our business globally, our business and results of operations may be materially adversely affected.
Our success is dependent, in large part, on our ability to keep our supply of skilled employees, including project managers, IT engineers and senior technical personnel, in particular those with experience in key AI and digital areas, in balance with client demand and on our ability to attract and retain senior management with the knowledge and skills to lead our business globally. We must hire or upskill, integrate, retain and motivate our large workforce with diverse skills and expertise to serve client demands around the globe, respond quickly to rapid and ongoing technological, industry and macroeconomic developments and grow and manage our business. We also must continue to maintain a senior leadership team that, among other things, is effective in executing on our strategic goals and growing our service capabilities. The loss of senior executives, or the failure to attract, integrate and retain new senior executives as the needs of our business require, could have a material adverse effect on our business and results of operations.
Competition for skilled labor is intense and, in some jurisdictions in which we operate and in key AI and digital areas, there are more open positions than qualified individuals to fill these positions. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, as well as our clients' GCCs. In addition, changes in immigration laws or policies, or varying applications of immigration laws and policies, have limited the availability of certain work visas in the U.S., which could exacerbate competition for skilled labor. Our business has experienced in the past and may experience in the future employee attrition at levels which could cause us to incur increased costs to hire new employees with the desired skills. We may not be successful in recovering through price increases or other mechanisms any increases we make to compensation, which could adversely affect our profitability and operating margin. Costs associated with recruiting and training employees are significant. If we are unable to hire, retain or deploy employees with the needed skillsets or if we are unable to adequately equip our employees with the skills needed, this could materially adversely affect our business.
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

Cognizant	17	December 31, 2025 Form 10-K

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
Our goals for profitability and capital return rely upon a number of assumptions, including our ability to improve the efficiency of our operations and make successful investments to grow and further develop our business. Our profitability is impacted by our ability to accurately estimate, attain, and sustain revenues from client engagements, margins and cash flows over contract periods and general macroeconomic and geopolitical conditions. Our profitability also depends on the efficiency with which we run our operations (including our ability to leverage new technologies such as AI to improve productivity) and the cost of our operations, especially the compensation and benefits costs of our employees. We have incurred, and may continue to incur, substantial costs related to implementing our strategy to optimize such costs, and we may not realize the ultimate cost savings that we expect. We may not be able to efficiently utilize our employees if increased regulation, policy changes or administrative burdens of immigration, work visas or client worksite placement prevents us from deploying our employees on a timely basis, or at all, to fulfill the needs of our clients. Our utilization rates are further affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforce and manage attrition, and our need to devote time and resources to training, professional development and other typically non-chargeable activities. Increases in wages and other costs, including as a result of attrition, may also put pressure on our profitability.
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
We face challenges related to growing our business organically as well as inorganically through acquisitions, and we may not be able to achieve our targeted growth rates or successfully acquire, invest in or integrate businesses.
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

Cognizant	18	December 31, 2025 Form 10-K

Additionally, we expect to continue pursuing strategic and targeted acquisitions and investments to enhance our offerings of services and solutions or to enable us to expand our talent, experience and capabilities in key AI and digital areas or in particular geographies or industries. We may not be successful in identifying suitable opportunities, completing targeted transactions or achieving the desired results or strategic objectives in the timeframe we expect or at all, such opportunities may divert our management's time and focus away from our core business and realizing the desired results of a particular transaction may depend upon competition, market trends, regulatory developments, additional costs or investments and the actions of suppliers or other third parties. We may face challenges in effectively integrating acquired businesses into our ongoing operations, including the implementation of controls, processes and policies appropriate for a multinational public company at acquired companies that may have previously lacked such functions in areas such as cybersecurity, IT and privacy, among others, and in assimilating and retaining key executives and employees of those businesses into our culture and organizational structure, and these risks may be magnified by the size and number of transactions we execute.
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
In order to provide our services and solutions, we depend on global information technology networks and systems, to process, transmit, host and securely store electronic information (including our confidential information and the confidential information of our clients) and to communicate among our locations around the world and with our clients, suppliers, vendors and alliance partners (including numerous cloud service providers). Security breaches, employee malfeasance, or human or technological error have in the past and could in the future cause shutdowns or disruptions of our, our vendors' or our clients' operations and potential unauthorized access and/or disclosure of our or our clients’ sensitive data, which in turn could jeopardize projects that are critical to our operations or the operations of our clients’ businesses and have other adverse impacts on our business or the business of our clients.
In addition, the products, services and software that we provide to our clients, or the third-party components we use to provide such products, services and software, have in the past and may in the future unintentionally contain or introduce cybersecurity threats or vulnerabilities to our clients’ information technology networks. Furthermore, the security measures we implement for our cybersecurity solutions clients may not function as expected or be sufficient to identify or protect against certain cybersecurity attacks. Our clients maintain their own proprietary, sensitive, or confidential information that could be compromised in a cybersecurity incident, or their systems may be disabled or disrupted as a result of such an incident. Our clients, regulators, or other third parties have and may in the future attempt to hold us liable for any such losses or damages resulting from such an incident, including through contractual indemnification clauses.
Like other global companies, we and our clients, suppliers, alliance partners (including numerous cloud service providers) and other vendors we interact with face threats to data and systems, including by nation state threat actors, insider threats (including inappropriate access), perpetrators of random or targeted malicious cyberattacks, computer viruses, malware, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate client information and cause system failures and disruptions. Such attacks, or other currently unanticipated threats, could occur in the future. In addition, recent geopolitical tensions have heightened the overall risk of cyber-threats and, while we have taken steps to mitigate such risks, those steps may not be successful. The emergence and maturation of AI capabilities is already being used by malicious actors to amplify cybersecurity attacks. This development may also lead to new or more sophisticated methods of attack and/or a more significant impact on affected parties.
A security compromise of our information systems, of our clients' information systems or of those of other businesses with which we interact (including cloud service providers and software vendors) that results in confidential information being accessed by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions up to and including criminal prosecution, client attrition due to reputational concerns or otherwise, containment and remediation expenses and claims brought by our clients or others for breaching contractual confidentiality and security provisions or data protection laws. Monetary damages imposed on us could be significant and may impose costs in excess of insurance policy limits or not be covered by our insurance at all, and our insurers may not continue to provide coverage on reasonable terms or may disclaim coverage as to any future claims. Techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems continuously evolve and may not immediately produce signs of intrusion, and we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that we expend substantial additional resources related to the security of our information systems, diverting resources from other projects and disrupting our businesses.

Cognizant	19	December 31, 2025 Form 10-K

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
Although our cybersecurity risk management program utilizes various procedures and controls to mitigate our exposure to the risks described above, the cybersecurity threat landscape is rapidly evolving and increasingly sophisticated. There can be no assurance that the procedures and controls that we implement, or that our clients, suppliers, subcontractors and other third parties with whom we do business implement, will be sufficient to protect from cybersecurity threats. Additionally, any remediation measures that we have taken or that we may undertake in the future may be insufficient to prevent future attacks or insufficient for us to quickly recover from any future attack to efficiently continue our business operations.
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

Cognizant	20	December 31, 2025 Form 10-K

frequently, with less predictability or with greater intensity due to climate change or other drivers, could cause community disruptions and impact our employees’ abilities to commute or to work from home safely and effectively.

Evolving and conflicting sustainability and societal related expectations or standards could adversely affect our business or damage our reputation.
Shifting stakeholder expectations and evolving regulatory and disclosure standards around sustainability and societal matters could impact our business. We are subject to, and expect to become increasingly subject to, laws, regulations and international treaties relating to sustainability. As these new laws, regulations, treaties and similar initiatives and programs continue to be adopted and implemented, we will be required to comply or potentially face market access limitations, enforcement actions, civil suits or sanctions, including fines. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. If we fail to comply with new laws, regulations, treaties, or reporting requirements, our reputation and business could be adversely impacted. Our ability to meet our sustainability ambitions is also subject to external factors outside of our control including the ability and willingness of our suppliers to reduce emissions and the advancement of new emission reducing technologies. In addition, global clients often rely on sustainability rating systems for bids and buying practices, and yet the criteria used in the ratings may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us or other companies accurately, or that we will be able to score well as such criteria change. We supplement our participation in ratings systems with published disclosures of our sustainability and societal activities, but some investors may desire other disclosures that we do not provide.
At the same time, an increasing number of stakeholders, including regulators, and lawmakers have expressed or pursued conflicting views, legislation and investment expectations with respect to sustainability and societal ratings, ambitions and disclosures, which may expose us to additional legal, financial or reputational risks based upon our sustainability and societal ambitions and disclosures. We may be unable to satisfy all of our stakeholders on these matters, and as a result our reputation, our ability to attract or retain employees and our business could be negatively affected.
If our risk management, business resilience and disaster recovery plans are not effective and our global delivery capabilities are impacted, our business and results of operations may be materially adversely affected and we may suffer harm to our reputation.
Our business model is dependent on our global delivery capabilities, which include coordination among our delivery centers in India, our other global and regional delivery centers, the offices of our clients and our associates worldwide. System failures, outages and operational disruptions may be caused by factors outside of our control, such as hostilities, political unrest, terrorist attacks, cybersecurity incidents, power or water shortages or telecommunications failures, natural or man-made disasters or other catastrophic events (including the impact of extreme weather conditions), and public health emergencies, epidemics and pandemics, affecting the geographies where our people, equipment and clients are located. Our risk management, business resilience and disaster recovery plans may not be effective at predicting, mitigating, or responding to the effects of such disruptions, particularly in the case of catastrophic events. Even if our operations are unaffected or recover quickly from any such events, if our clients cannot timely resume their own operations due to a catastrophic event, they may reduce or terminate our services, which may adversely affect our results of operations. Any such disruption may result in lost revenues, a loss of clients, liabilities relating to disruptions in service, expenditures to repair or replace damaged property and reputational damage, and could demand significant management time and attention, any of which would have an adverse effect on our business, results of operations and financial condition.
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

Cognizant	21	December 31, 2025 Form 10-K

result of visa application rejections, delays in processing applications, significantly increased costs to obtain visas, prevailing wage requirements for our employees on visas or otherwise, which could in turn impact our ability to staff projects. In addition, immigration reform, including as a result of changes to immigration policies, and the increased uncertainty surrounding such policies in light of the U.S. administration's immigration agenda and related litigation, may have a material adverse impact on companies like ours that have a substantial percentage of our employees on visas. Our principal operating subsidiary in the United States utilizes a high number of skilled workers holding H-1B and L-1 visas and, as a result, may be subject to increased costs and visa processing delays upon the effectiveness of any such laws, regulations, policy changes or executive orders. In the EU, many countries continue to implement new regulations to ensure compliance with the EU Directive of 2014 to harmonize immigration rules for intracompany transferees in most EU member states and to facilitate the transfer of managers, specialists and graduate trainees both into and within the region. The changes have had significant impact on mobility programs and have led to new notification and documentation requirements for companies sending employees to EU countries. Recent changes or any additional adverse revisions to immigration laws and regulations in the jurisdictions in which we operate may cause us delays, staffing shortages, additional costs or an inability to bid for or fulfill projects for clients, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
We provide services to clients and have operations in many parts of the world and in a wide variety of different industries, subjecting us to numerous, evolving, and sometimes conflicting, standards, laws and regulations on matters as diverse as trade controls and sanctions, immigration (including temporary work authorizations or work permits), content requirements, trade restrictions, tariffs, taxation, antitrust laws, anti-money laundering and anti-corruption laws (including the FCPA and the U.K. Bribery Act), the environment, including climate change regulation and reporting requirements, government affairs, internal and disclosure control obligations, data security, privacy and data protection, intellectual property, employment and labor relations, human rights and AI. For example, we are required to comply with increasingly complex and changing data security and privacy laws and regulations in the many jurisdictions in which we operate that regulate the collection, storage, use, disclosure, transfer and security of personal data, including U.S. federal and state laws (such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and the Health Insurance Portability and Accountability Act), and non-U.S. laws, such as the India Digital Personal Data Protection Act, 2023, the U.K. General Data Protection Regulation (“GDPR”) and the E.U. GDPR. These laws and regulations are continuously evolving and developing, creating significant uncertainty as they may be interpreted and applied differently from country to country, creating inconsistent or conflicting requirements. We face significant regulatory compliance costs and risks as a result of the size and breadth of our business, and these costs may increase as a result of changes in government policy. For example, the Government of India implemented the Labor Code, which we expect to modestly increase our defined benefit costs prospectively. Certain aspects of the Labor Code rely on the issuance of rules and regulations. Additionally, the Government of India is in the process of clarifying certain aspects of the Labor Code. The issuance of rules and regulations as well as the outcome of these clarifications could increase new employment obligations, create operational and administrative burdens, trigger higher compliance penalties, and enforcement uncertainties during the transition period, which may result in increased costs in 2026 and future years due to expanded social security and employment coverage.

Cognizant	22	December 31, 2025 Form 10-K

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
Additionally, we are subject to routine tax audits, investigations and proceedings in various jurisdictions. Tax authorities have disagreed, and may in the future disagree, with our judgments, and are taking increasingly aggressive positions, including with respect to our intercompany transactions. For example, we are currently involved in an ongoing dispute with the ITD in which the ITD asserts that we owe additional taxes for two transactions by which CTS India repurchased shares from its shareholders, as more fully described in Note 10 to the consolidated financial statements. We may not accurately predict the outcomes of these audits, investigations and proceedings and the amounts ultimately paid upon their resolution could be materially different from the amounts previously included in our income tax provision. Adverse outcomes in any such audits, investigations or proceedings could increase our tax exposure and cause us to incur increased expense, which could materially adversely affect our results of operations and financial condition.
Our business subjects us to considerable potential exposure to litigation and legal claims and we could be materially adversely affected if we incur legal liability.
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the conduct of our business. Our business is subject to the risk of litigation involving current and former employees, clients, our clients' customers, alliance partners, subcontractors, suppliers, competitors, shareholders, government agencies or others through private actions, class actions, whistleblower claims, administrative proceedings, regulatory actions or other litigation.

Cognizant	23	December 31, 2025 Form 10-K

While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as deductibles and caps on amounts recoverable.
Our client engagements expose us to significant potential legal liability and litigation expense if we fail to meet our contractual obligations or otherwise breach obligations to third parties or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. We also face considerable potential legal liability from a variety of other sources. Our acquisition activities have in the past and may in the future be subject to litigation or other claims, including claims from employees, clients, stockholders, or other third parties. We have also been the subject of a number of putative securities class action complaints and putative shareholder derivative complaints relating to the matters that were the subject of our now concluded internal investigation into potential violations of the FCPA and other applicable laws, and may be subject to such legal actions for other matters in the future. See "Part I, Item 3. Legal Proceedings" for more information. We establish reserves for these and other matters when a loss is considered probable and the amount can be reasonably estimated; however, the estimation of legal reserves and possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation, and the actual losses arising from particular matters may exceed our estimates and materially adversely affect our results of operations.
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
We rely on a combination of patent, copyright and trade secret laws, confidentiality procedures and contractual provisions to protect our IP. The existing laws in the various countries in which we provide services or solutions may offer only limited protection of our intellectual property and are subject to change at any time. Furthermore, the legal landscape surrounding IP protection of software technologies, including AI, is rapidly evolving and as a result there is uncertainty concerning the scope of IP protection for our software IP rights. We are engaging in and may in the future have to engage in legal action to protect our own IP rights. Enforcing our rights may require considerable time, money and oversight, and we may not be successful in our efforts.
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
Cognizant's cybersecurity risk management program is guided by industry-recognized security frameworks, including NIST SP 800-37 (Risk Management Framework), NIST SP 800-30 (Risk Assessment Guide), and NIST SP 800-53 (Security and Privacy Controls). In addition, Cognizant maintains global and regional information security certifications such as ISO 27001, UK Cyber Essentials Plus, and ENS, which collectively help demonstrate Cognizant's commitment to a robust, independently validated security program. Cognizant considers the NIST Cybersecurity Framework (CSF 2.0) in designing our cybersecurity program and engages an independent third party to assess program maturity. Additionally, we also engage third-party cybersecurity experts to conduct penetration testing among other items. Key findings from the third-party assessments are

Cognizant	24	December 31, 2025 Form 10-K

summarized and communicated to the Company's senior leadership and the Audit Committee, and remediation actions are implemented to enhance our overall cybersecurity program.
We require our vendors to comply with privacy and cybersecurity requirements, and we perform risk assessments of vendors, including their ability to protect data from unauthorized access. We include data protection and security content as part of annual training required of employees.
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. For further discussion of the cybersecurity risks and threats we face, please see Item 1A. “Risk Factors”.
Governance
As part of our overall enterprise risk management program, we prioritize the identification and management of cybersecurity risk at several levels. Our Board of Directors has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to the Audit Committee, which is responsible for reviewing that management has processes in place designed to identify and evaluate cybersecurity risks and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.
Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs.
Our cyber risk assessment program is managed by our Corporate Security team, which is led by our CSO, who has over 25 years of experience in the cybersecurity and technology industry. The CSO reports to Cognizant's CLO. The CSO manages multiple teams within Corporate Security that are operationally responsible for the security of the Company, including Global Cyber Operations, Business Information Security, Global Business Resilience, Integrated Risk Management and Security Architecture (including AI Security), each of which provides regular updates to the CSO regarding cyber threat intelligence, cyber incidents and cyber risk metrics as part of their security responsibilities. The CSO works closely with the CIO, who is responsible for Cognizant's information technology and digital transformation strategy. Together, the CSO and CIO have a mutual set of responsibilities to align, implement and govern security policies, standards and technology controls throughout the enterprise. On a quarterly basis, the CSO and CIO provide updates to the Audit Committee on, among other things, key cybersecurity metrics, status of projects to strengthen the Company's information security systems and assessments of the Company's security program. The Audit Committee reports to the Board of Directors, which also receives periodic updates on such matters.
Item 2. Properties
We have operations in major metro areas across nearly 50 countries around the world, with our worldwide headquarters located in a leased facility in Teaneck, New Jersey in the United States. We utilize a global delivery model with delivery centers worldwide, including in-country, regional and global delivery centers. We have over 22 million square feet of owned and leased facilities for our delivery centers. Our largest delivery center presence is in India, representing approximately 90% of our total delivery centers on a square-foot basis, with the largest presence in Chennai (7 million square feet), Hyderabad (3 million square feet), Pune (2 million square feet), Kolkata (2 million square feet) and Bangalore (2 million square feet). We also have a significant number of delivery centers in other countries, including the United States, Philippines, Canada, and countries throughout Europe and Latin America. In addition, we have sales and marketing offices, innovation and GenAI labs, and digital design and consulting centers in major business markets, including New York, London, Paris, Melbourne and Singapore, among others. Our facilities are used to support clients across all four reportable business segments.
We believe our current facilities are adequate to support our operations in the immediate future, and that we will be able to obtain suitable additional facilities on commercially reasonable terms as needed.
Item 3. Legal Proceedings
See Note 14 to our consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

Cognizant	25	December 31, 2025 Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock trades on the Nasdaq Stock Market under the symbol “CTSH.” As of December 31, 2025, the number of holders of record of our Class A common stock was 88 and the approximate number of beneficial holders of our Class A common stock was 697,100.
Cash Dividends
During 2025, we paid quarterly cash dividends of $0.31 per share, or $1.24 per share in total for the year. In February 2026, our Board of Directors approved a cash dividend of $0.33 per share with a record date of February 18, 2026 and a payment date of February 26, 2026. We intend to continue to pay quarterly cash dividends in accordance with our capital allocation framework. Future dividend payments depend on a variety of factors, including cash flow generated from operations, cash and investment balances, net income, overall liquidity position, potential alternative uses of cash, such as acquisitions, and anticipated future economic conditions and financial results.
Issuer Purchases of Equity Securities
Our stock repurchase program was initially adopted in 2017 and has been amended from time to time, including most recently in March 2025, to authorize the repurchase of up to $13.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under a 10b5-1 Plan in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining balance of $1,918 million as of December 31, 2025. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and depend upon market conditions and other factors.
During the three months ended December 31, 2025, we repurchased $325 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
October 1, 2025 - October 31, 2025	739,820	$67.58	739,820	$2,193
November 1, 2025 - November 30, 2025	2,079,104	72.81	2,079,104	2,042
December 1, 2025 - December 31, 2025	1,491,234	82.90	1,491,234	1,918
Total	4,310,158	$75.40	4,310,158
We regularly purchase shares in connection with our stock-based compensation plans as shares of our Class A common stock are tendered by employees for payment of applicable statutory tax withholdings. For the three months ended December 31, 2025, we purchased 0.2 million shares at an aggregate cost of $13 million in connection with employee tax withholding obligations.
Recent Sales of Unregistered Securities
None.

Cognizant	26	December 31, 2025 Form 10-K

Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index for the period beginning December 31, 2020 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)
Among Cognizant, the S&P 500 Index and the S&P 500 Information Technology Index

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
S&P 500 Information Technology Index
S&P 500 Index
Cognizant Technology Solutions Corporation

Company / Index	Base Period 12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Cognizant Technology Solutions Corp	$100	$109.64	$71.77	$96.44	$99.77	$109.43
S&P 500 Index	100	128.71	105.40	133.10	166.40	196.16
S&P 500 Information Technology Index	100	134.53	96.60	152.48	208.30	258.38
(1)Graph assumes $100 invested on December 31, 2020 in our Class A common stock, the S&P 500 Index and the S&P 500 Information Technology Index.
(2)Cumulative total return assumes reinvestment of dividends.
Item 6. [Reserved]

Cognizant	27	December 31, 2025 Form 10-K

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
Cognizant is one of the world’s leading professional services companies, engineering modern businesses and delivering strategic outcomes for our clients. We help clients modernize technology, reimagine processes and transform experiences so they can stay ahead in today's fast-changing world, where AI is reshaping organizations in every field. As an AI builder, we provide deep expertise at the intersection of industry and technology, combining our perspective with extensive knowledge of our clients' organizations to build industry-specific platforms and incorporate context into systems, AI models and custom solutions. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers. Our services include consulting, application development, systems integration, quality engineering and assurance, engineering research and development, application maintenance, infrastructure and security as well as business process services and automation.
2025 Financial Results1

Revenues

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue up $1,372 million or 7.0% from 2024; an increase of 6.4% in constant currency[1]	Income from Operations up $497 million or 17.2% from 2024 Adjusted Income from Operations[1] up $301 million or 9.9% from 2024	Operating margin up 140 basis points from 2024 Adjusted Operating Margin[1] up 50 basis points from 2024	Diluted EPS up $0.05 or 1.1% from 2024 Adjusted Diluted EPS[1] up $0.53 or 11.2% from 2024

During the year ended December 31, 2025, revenues increased by $1,372 million as compared to the year ended December 31, 2024, representing an increase of 7.0%, or 6.4% on a constant currency basis1. Our acquisition of Belcan contributed 260 basis points to revenue growth. Additionally, revenues were positively impacted by growth in our Health Sciences and Financial Services segments, partially offset by weakness in our Products and Resources (excluding the acquisition of Belcan) and Communications Media and Technology segments.
Our operating margin and Adjusted Operating Margin1 increased to 16.1% and 15.8%, respectively, for the year ended December 31, 2025, from 14.7% and 15.3%, respectively, for the year ended December 31, 2024. Our 2025 GAAP and Adjusted Operating Margins were positively impacted by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs and the dilutive impact of the acquisition of Belcan. In addition, our GAAP operating margin for 2025 was positively impacted by 30 basis points, or $62 million, from the gain on sale of property and equipment, and our GAAP operating margin for 2024 was negatively impacted by NextGen charges, both of which were excluded from our Adjusted Operating Margin1.
1 Adjusted Income From Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant	28	December 31, 2025 Form 10-K

As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. For the year ended December 31, 2025 our Voluntary Attrition - Tech Services was 13.9% as compared to 15.9% for the year ended December 31, 2024. We finished 2025 with approximately 351,600 employees as compared to 336,800 employees at the end of 2024.
In July 2025, the OBBBA was enacted in the United States, which, among other provisions, repealed the requirement to capitalize U.S. R&E costs. As a result, we do not believe it is more likely than not that we will realize our deferred tax asset of $390 million related to R&E costs capitalized outside the United States. These amounts would have otherwise been available to offset certain future U.S. taxes on our non-U.S. earnings, which, as a result of this repeal, we no longer project to be applicable to us. Therefore, in the third quarter of 2025, we recorded a one-time, non-cash income tax expense of $390 million. This impacted our full year 2025 GAAP diluted EPS by $0.80, which is added back for the calculation of Adjusted EPS. Other than this impact, we do not expect the OBBBA to significantly impact our effective income tax rate. Additionally, as a result of this repeal, our cash taxes during 2025 were reduced by approximately $200 million as compared to our initial cash tax projections prior to the repeal. These assessments are based upon our current interpretation of the OBBBA, which may change as a result of future clarifications or guidance.
The Government of India implemented labor law reforms effective November 21, 2025, including the Code on Social Security, 2020. As a result, during the fourth quarter of 2025, we recorded a one-time increase to our defined benefit liability for past service of $147 million, in "Other noncurrent liabilities" in our consolidated statement of financial position with a corresponding increase in "Accumulated other comprehensive income (loss)". Additionally, we anticipate a modest increase in our defined benefit costs prospectively. Certain aspects of the Labor Code rely on the issuance of rules and regulations. Additionally, the Government of India is in the process of clarifying certain aspects of the Labor Code. The issuance of rules and regulations as well as the outcome of these clarifications could impact our compensation and benefit expenses in India.
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
We increasingly use AI-based technologies, including GenAI, in our client offerings and our own internal operations. AI technologies and services are part of a highly competitive and rapidly evolving market. We plan to continue to make significant investments in our AI capabilities to meet the needs of our clients and harness AI's value in a flexible, secure, scalable and responsible way. As AI-based technologies or other forms of automation evolve, demand for some services that we currently perform for our clients may be reduced and our ability to obtain favorable pricing or other terms for some of our services may be diminished.
Potential tax law and other regulatory and administrative changes, including judicial decisions thereon, may impact our future results. In addition, in March 2024, India and Mauritius signed a Protocol to amend the India-Mauritius Income Tax Treaty. We continue to evaluate the potential impact of the amendment, which, depending on its final terms when entered into force, could increase our effective income tax rate, as CTS India is a subsidiary of our wholly-owned Mauritius entity. For additional information, see Part I, Item 1A. Risk Factors.

Cognizant	29	December 31, 2025 Form 10-K

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2023, including a year-to-year comparison between 2024 and 2023, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report Form 10-K for the year ended December 31, 2024.
The Year Ended December 31, 2025 Compared to The Year Ended December 31, 2024
The following table sets forth certain financial data for the years ended December 31:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2025	Revenues	2024	Revenues	$	%
Revenues	$21,108	100.0	$19,736	100.0	$1,372	7.0
Operating expenses:
Cost of revenues(a)	13,991	66.3	12,958	65.7	1,033	8.0
Selling, general and administrative expenses(a)	3,240	15.3	3,223	16.3	17	0.5
Restructuring charges	—	—	134	0.7	(134)	(100.0)
Depreciation and amortization expense	550	2.6	529	2.7	21	4.0
(Gain) on sale of property and equipment	(62)	(0.3)	—	—	(62)	N/A
Income from operations and operating margin	3,389	16.1	2,892	14.7	497	17.2
Other income (expense), net	90		46		44	95.7
Income before provision for income taxes	3,479	16.5	2,938	14.9	541	18.4
Provision for income taxes	(1,258)		(713)		(545)	76.4
Income (loss) from equity method investments	9		15		(6)	(40.0)
Net income	$2,230	10.6	$2,240	11.3	$(10)	(0.4)
Diluted EPS	$4.56		$4.51		$0.05	1.1
Other Financial Information [2]
Adjusted Income From Operations and Adjusted Operating Margin	$3,327	15.8	$3,026	15.3	$301	9.9
Adjusted Diluted EPS	$5.28		$4.75		$0.53	11.2

(a)    Exclusive of depreciation and amortization expense
N/A    Not Applicable
N/A    Not Applicable2
2 Adjusted Income from Operations, Adjusted Operating Margin and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	30	December 31, 2025 Form 10-K

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $21,108 million across our business segments and geographies were as follows for the year ended December 31, 2025:

2025 as compared to 2024	Increase
(Dollars in millions)	$	%	CC %[3]
Health Sciences	$415	7.0	6.4
Financial Services	420	7.3	6.8
Products and Resources	503	10.5	9.7
CMT	34	1.0	0.7
Total revenues	$1,372	7.0	6.4

2025 as compared to 2024	Increase
(Dollars in millions)	$	%	CC %[3]
North America	$1,082	7.4	7.4
United Kingdom	95	5.2	2.1
Continental Europe	158	8.2	3.6
Europe - Total	253	6.7	2.9
Rest of World	37	2.9	4.7
Total revenues	$1,372	7.0	6.4

Change in revenues was driven by the following factors:
•Revenue growth across all geographies was primarily driven by our Financial Services and Health Sciences segments, which were positively impacted by the ramp up of several recently won large deals;
•Our acquisition of Belcan contributed 260 basis points of growth to the overall revenue growth, including approximately 960 basis points of growth to our Products and Resources segment, primarily in North America and to a lesser extent the United Kingdom;
•Our Communications Media and Technology segment has seen weakness amongst communications and media customers, offset by growth in technology customers.

3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	31	December 31, 2025 Form 10-K

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$1,033M

é	0.6% as a % of revenues

¡ % of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was driven by increased compensation costs, the dilutive impact of the acquisition of Belcan and resales of third-party products in connection with our integrated offerings strategy, partially offset by operational efficiencies and the beneficial impact of foreign currency exchange rate movements.

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

é	$17M

ê	1.0% as a % of revenues

¡ % of Revenues

Gain on Sale of Property and Equipment
During the year ended December 31, 2025, we realized a gain of $62 million on the sale of an office complex in India. For further detail see Note 5 to our consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 4.0%, and remained relatively flat as a percentage of revenues, in 2025 as compared to 2024. The increase in amortization expense, driven by intangible assets related to our acquisition of Belcan, was partially offset by the decline of depreciation expense, which was driven by actions taken under our NextGen program.

Operating Margin and Adjusted Operating Margin[4] - Overall
The increase in our 2025 GAAP operating margin and Adjusted Operating Margin4 was primarily driven by net savings generated from our NextGen program, operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs and the dilutive impact of the acquisition of Belcan. In addition, our GAAP operating margin for 2025 was positively impacted by 30 basis points, or $62 million, from the gain on sale of property and equipment, and our GAAP operating margin for 2024 was negatively impacted by NextGen charges, both of which were excluded from our Adjusted Operating Margin.4

4 Adjusted Income From Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant	32	December 31, 2025 Form 10-K

A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 23% of our global operating costs during the year ended December 31, 2025. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Including the impact of the hedges, the depreciation of the Indian rupee positively impacted our operating margin for the year ended December 31, 2025 by 50 basis points as compared to the year ended December 31, 2024.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 70 basis points in 2025. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 17 basis points (excluding the impact of our cash flow hedges). In 2025, the settlement of our cash flow hedges negatively impacted our operating margin by approximately 15 basis points, compared to a positive impact of 5 basis points in 2024.

Segment Operating Profit
In the first quarter of 2025, we made certain changes to the internal measurement of segment operating profit for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to reflect a more complete cost of delivery. Specifically, segment operating profit now includes an allocation of corporate costs, which were previously included in "unallocated costs." We have reported 2025 segment operating profits using the new allocation methodology and have recast the 2024 results to conform to the new methodology. While we have recast the 2024 results to conform to the new methodology, it is impracticable for us to recast our 2023 segment operating results as the detailed information required for the allocation of such costs to the segments is not reasonably available.
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
Total segment operating profit was as follows for the year ended December 31:

(Dollars in millions)	2025	% of Revenues	2024	% of Revenues	Increase / (Decrease)
Total segment operating profit	$3,485	16.5	$3,152	16.0	$333
Less: unallocated costs	96	0.4	260	1.3	(164)
Income from operations	$3,389	16.1	$2,892	14.7	$497

The decrease in unallocated costs for 2025 as compared to 2024 was primarily driven by the 2025 gain on sale of property and equipment and the absence of NextGen charges, partially offset by higher amortization of intangible assets and certain corporate costs.

Cognizant	33	December 31, 2025 Form 10-K

Other Income (Expense), Net
Total other income (expense), net consists primarily of foreign currency exchange gains and losses, interest income and interest expense. The following table sets forth total other income (expense), net for the years ended December 31:

(in millions)	2025	2024	Increase / Decrease
Foreign currency exchange gains (losses)	$15	$(29)	$44
Gains on foreign exchange forward contracts not designated as hedging instruments	3	10	(7)
Foreign currency exchange gains (losses), net	18	(19)	37
Interest income	105	119	(14)
Interest expense	(37)	(54)	17
Other, net	4	—	4
Total other income (expense), net	$90	$46	$44
The foreign currency exchange gains and losses were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of December 31, 2025, the notional value of our undesignated hedges was $748 million. Interest income declined in 2025 as compared to 2024, driven by a mix of lower invested balances and lower yields. Higher interest expense during 2024 was driven by the borrowing of $600 million under our revolving credit facility to partially fund the acquisition of Belcan during the third quarter of 2024. The borrowing was subsequently repaid in the fourth quarter of 2024 and first quarter of 2025.

Provision for Income Taxes

é	$545M
¡ Effective Income Tax Rate é 11.9%

The effective income tax rate for 2025 was negatively impacted by the one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA. See Note 10 to our consolidated financial statements for additional information.

Net Income
The decrease in net income was primarily driven by the one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA, partially offset by an increase in income from operations, including the $62 million gain on sale of property and equipment.

ê	$10M

ê	0.7% as a % of revenues

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
Our non-GAAP financial measures Adjusted Operating Margin and Adjusted Income from Operations exclude unusual items, such as the gain on sale of property and equipment in 2025 and NextGen charges in 2024. Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, such as the one-time income tax expense related to the enactment of the OBBBA, the gain on sale of property and equipment and NextGen charges, and net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. For further detail on the NextGen charges, see Note 4 to our consolidated financial statements. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency

Cognizant	34	December 31, 2025 Form 10-K

revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues. Free cash flow is defined as cash flows from operating activities plus proceeds from sale of property and equipment, net of purchases of property and equipment.

We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into our operating results. For internal management reporting and budgeting purposes, we use various GAAP and non-GAAP financial measures for financial and operational decision-making, to evaluate period-to-period comparisons, to determine portions of the compensation for executive officers and for making comparisons of our operating results to those of our competitors. We believe that the presentation of these non-GAAP financial measures, which exclude certain costs, read in conjunction with our reported GAAP results and reconciliations to the most comparable GAAP measure, as applicable, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.
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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure, as applicable, for the years ended December 31:

(Dollars in millions, except per share data)	2025	% of Revenues	2024	% of Revenues
GAAP income from operations and operating margin	$3,389	16.1%	$2,892	14.7%
(Gain) on sale of property and equipment(1)	(62)	(0.3)	—	—
NextGen charges (2)	—	—	134	0.6
Adjusted Income From Operations and Adjusted Operating Margin	$3,327	15.8%	$3,026	15.3%

GAAP diluted EPS	$4.56		$4.51
Effect of above adjustments, pre-tax	(0.13)		0.27
Effect of non-operating foreign currency exchange (gains) losses, pre-tax (3)	(0.04)		0.04
Tax effect of above adjustments (4)	0.09		(0.07)
One-time income tax expense related to the enactment of the OBBBA (5)	0.80		—
Adjusted Diluted EPS	$5.28		$4.75

Net cash provided by operating activities	$2,883		$2,124
Purchases of property and equipment	(288)		(297)
Proceeds from sale of property and equipment	70		—
Free cash flow	$2,665		$1,827

(1)    During 2025, we realized a gain of $62 million on the sale of an office complex in India. See Note 5 to our consolidated financial statements for additional information.
(2)    Consists of employee separation, facility exit and other costs incurred in connection with the NextGen program. See Note 4 to our consolidated financial statements for additional information.
(3)    Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

Cognizant	35	December 31, 2025 Form 10-K

(4)    Presented below are the tax impacts of our non-GAAP adjustments to pre-tax income for the years ended December 31:

(in millions)	2025	2024
Non-GAAP income tax benefit (expense) related to:
Gain on sale of property and equipment	$(9)	$—
NextGen charges	—	34
Foreign currency exchange gains and losses	(33)	(4)
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
(5)    In the third quarter of 2025, we recorded a one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA. See Note 10 to our consolidated financial statements for additional information.

Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. As of December 31, 2025, we had cash, cash equivalents and short-term investments of $1,914 million and restricted cash of $733 million (see Note 18 to our consolidated financial statements). Additionally, as of December 31, 2025, we had available capacity under our credit facilities of approximately $1.85 billion.
The following table provides a summary of our cash flows for the years ended December 31:

(in millions)	2025	2024	Increase / Decrease
Net cash provided by (used in):
Operating activities	$2,883	$2,124	$759
Investing activities	(230)	(1,646)	1,416
Financing activities	(2,272)	(915)	(1,357)
Other Cash Flow Information[5]
Free cash flow	2,665	1,827	838
Operating activities5
The increase in cash provided by operating activities in 2025 compared to 2024 was primarily driven by the increase in net income, excluding the one-time, non-cash income tax expense of $390 million we recorded as a result of the enactment of the OBBBA, as well as the $360 million payment we made in January 2024 in relation to our dispute with the ITD (see Note 10 to our consolidated financial statements), which reduced cash from operating activities in 2024.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 81 days as of December 31, 2025, 78 days as of December 31, 2024 and 77 days as of December 31, 2023.
Investing activities
The decrease in cash used in investing activities in 2025 compared to 2024 was driven by payments for business acquisitions in 2024 and the proceeds from the sale of an office complex in India in 2025, partially offset by net maturities of investments in 2024.
Financing activities
The increase in cash used in financing activities in 2025 compared to 2024 was primarily driven by increased repurchases of common stock during 2025 and the borrowing under the revolving credit facility to finance the acquisition of Belcan in 2024.
5 Free cash flow is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	36	December 31, 2025 Form 10-K

We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. During the year ended December 31, 2025, we repaid the $300 million balance that was outstanding under the revolving credit facility, and had no outstanding balance as of December 31, 2025. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of December 31, 2025 and through the date of this filing. See Note 9 to our consolidated financial statements.
Capital Allocation Framework

Acquisitions

Share repurchases

Dividend payments

Our capital allocation framework anticipates the deployment of approximately 50% of our free cash flow6 for acquisitions and 50% for share repurchases and dividend payments. We review our capital allocation on an ongoing basis, considering our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on stock repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.
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
We expect operating cash flows, cash and short-term investment balances, together with the available capacity under our revolving credit facilities, to be sufficient to meet our operating requirements, including purchase commitments, tax payments and servicing our debt for the next twelve months. Additionally, we have purchase commitments of approximately $2.3 billion that will be paid over the next five years, of which approximately $800 million will be paid during the next twelve months. In addition, see Note 6 to our consolidated financial statements for a description of our operating lease obligations.
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
6 Free cash flow is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information.

Cognizant	37	December 31, 2025 Form 10-K

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
At each acquisition date, we allocate goodwill and intangible assets to our reporting units based on how we expect each reporting unit to benefit from the respective business combination. A reporting unit is defined as an operating segment or one level below an operating segment. While we manage the business through our four industry-based operating segments, we have identified seven industry-based reporting units for purposes of goodwill allocation and impairment testing. We exercise judgment to allocate goodwill to the reporting units expected to benefit from each business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances may include significant changes in the business climate, the regulatory environment, business strategies, operating performance, or the competitive landscape. Evaluating goodwill for impairment requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of the fair value of each reporting unit.
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

Cognizant	38	December 31, 2025 Form 10-K

similar to the reporting unit. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.
Based on our most recent evaluation of goodwill performed during the fourth quarter of 2025, we concluded that the goodwill in each of our reporting units was not at risk of impairment. As of December 31, 2025, our goodwill balance was $7,106 million.
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

Revenues from our clients in the United Kingdom, Continental Europe and Rest of World represented 9.1%, 9.9% and 6.2%, respectively, of our 2025 revenues, and are typically denominated in currencies other than the U.S. dollar. Accordingly, our revenues may be affected by fluctuations in the exchange rates, primarily the British pound and the Euro, as compared to the U.S. dollar.

A predominant portion of our costs in India are denominated in the Indian rupee, representing 23% of our global operating costs during 2025, and are subject to foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations.

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2025, the notional value and weighted average contract rates of these contracts by year of maturity were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2026	$2,290	88.6
2027	1,020	91.7
Total	$3,310	89.5

As of December 31, 2025, the net unrealized loss on our outstanding foreign exchange forward contracts designated as cash flow hedges was $84 million. Based upon a sensitivity analysis at December 31, 2025, which estimates the fair value of the contracts assuming certain market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of our foreign exchange forward contracts designated as cash flow hedges of approximately $310 million.

A portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In 2025, we reported foreign currency exchange gains, exclusive of hedging gains, of $15 million, which were primarily attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. We use foreign exchange

Cognizant	39	December 31, 2025 Form 10-K

forward contracts that are scheduled to mature in the first quarter of 2026 to provide an economic hedge against balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. At December 31, 2025, the notional value of these outstanding contracts was $748 million and the net unrealized gain was $1 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2025, which estimates the fair value of the contracts assuming certain market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of our foreign exchange forward contracts not designated as hedges of approximately $4 million.

Interest Rate Risk
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are due to mature in October 2027. As of December 31, 2025, the Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). As of December 31, 2025 we had no outstanding balance under our revolving credit facility. The Term Loan is a Term Benchmark loan. Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 100 basis point change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
We have $207 million of cash equivalents, and $13 million of short-term investments as of December 31, 2025. Our cash equivalents, which consist of money market funds and time deposits, and our short-term investments, which consist primarily of a U.S. dollar denominated investment in a fixed income mutual fund, are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of the instruments. As of December 31, 2025, a 100 basis point change in interest rates, with all other variables held constant, would have an immaterial effect on the fair value of our cash equivalents as well as short-term investments.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cognizant	40	December 31, 2025 Form 10-K

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its evaluation, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting, as stated in their report which is included on page F-2.
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

Item 9B. Other Information
(c) Trading Plans
During the three months ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Cognizant	41	December 31, 2025 Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to our executive officers in response to this item is contained in part under the caption “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
We have adopted a written code of ethics, entitled “Code of Ethics,” that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our code of ethics free of charge through our website which is located at www.cognizant.com. We intend to post on our website all disclosures that are required by law or Nasdaq Stock Market listing standards concerning any amendments to, or waivers from, any provision of our code of ethics within four business days following the date of the amendment or waiver.
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
The remaining information required by this item will be included under the caption "Corporate governance" in our 2026 Proxy Statement, which we expect to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation
The information required by this item will be included in our 2026 Proxy Statement under the captions "Corporate governance" and "Compensation discussion and analysis" and is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2026 Proxy Statement under the captions "Corporate governance" and "Compensation discussion and analysis" and is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2026 Proxy Statement under the caption "Corporate governance" and is incorporated herein by reference to such proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2026 Proxy Statement under the caption "Audit matters" and is incorporated herein by reference to such proxy statement.

Cognizant	42	December 31, 2025 Form 10-K

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(2) Consolidated Financial Statement Schedule. Reference is made to the Index to Financial Statement Schedule on Page F-1.

(3) Exhibits.
Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.
EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated June 5, 2024, among Propulsion Holdings, LLC, Cognizant Domestic Holdings Corporation, Eagle Acquisition Sub, LLC, and Propulsion Intermediate, LP	8-K	000-24429	2.1	6/10/2024
3.1	Amended and Restated Certificate of Incorporation, dated June 4, 2024	8-K	000-24429	3.1	6/7/2024
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
4.1	Specimen Certificate for shares of Class A common stock	S-4/A	333-101216	4.2	1/30/2003
4.2	Description of Capital Stock	10-K	000-24429	4.2	2/14/2020
10.1†	Form of Indemnification Agreement for Directors and Officers	10-Q	000-24429	10.1	8/7/2013
10.2†	Form of Amended and Restated Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, between the Company and each of the following current Executive Officers: Balu Ganesh Ayyar and John Kim	10-K	000-24429	10.3	2/27/2018
10.3†	2022 Form of Executive Employment and Non-Disclosure, Non-Competition and Invention Assignment Agreement between the Company and each of the following current Executive Officers: Surya Gummadi, Kathryn Diaz and Jatin Dalal	10-Q	000-24429	10.1	7/28/2022
10.4†	Executive Employment and Non-Disclosure, Non-Competition and Invention Assignment Agreement, entered into between the Company and Ravi Kumar Singisetti, dated effective January 12, 2023	8-K	000-24429	10.2	1/12/2023
10.5†	Offer Letter, by and between the Company and Ravi Kumar Singisetti, acknowledged and agreed January 9, 2023	8-K	000-24429	10.1	1/12/2023
10.6†	Offer Letter, by and between the Company and Jatin Dalal, acknowledged and agreed September 25, 2023	8-K	000-24429	10.1	9/28/2023
10.7†	Description of Reimbursement Arrangement with Jatin Dalal	10-Q	000-24429	10.1	10/30/2024
10.8†	Non-Employee Director Compensation Guidelines (effective as of June 3, 2025)	10-Q	000-24429	10.1	7/31/2025

Cognizant	43	December 31, 2025 Form 10-K

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
10.9†	2004 Employee Stock Purchase Plan (as amended and restated effective as of January 1, 2022)	10-K	000-24429	10.7	2/16/2022
10.10†	Cognizant Technology Solutions Corporation Amended and Restated 2009 Incentive Compensation Plan, effective March 9, 2015	10-Q	000-24429	10.1	5/4/2015
10.11†	Form of Restricted Stock Unit Award Agreement Non-Employee Director Deferred Issuance	8-K	000-24429	10.7	7/6/2009
10.12†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance	8-K	000-24429	10.8	7/6/2009
10.13†	Cognizant Technology Solutions Corporation 2017 Incentive Award Plan	8-K	000-24429	10.1	6/7/2017
10.14†	Form of Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.2	8/3/2017
10.15†	Form of Performance-Based Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.3	8/3/2017
10.16†	Form of Restricted Stock Unit Award Grant Notice	10-Q	000-24429	10.4	8/3/2017
10.17†	Form of Stock Option Grant Notice and Stock Option Agreement	10-Q	000-24429	10.5	8/3/2017
10.18†	Form of Restricted Stock Unit Award Grant Notice (March 5, 2020 form)	10-Q	000-24429	10.1	5/8/2020
10.19†	Form of Performance-Based Restricted Stock Unit Award Grant Notice (March 5, 2020 form)	10-Q	000-24429	10.2	5/8/2020
10.20†	Cognizant Technology Solutions Corporation 2023 Incentive Award Plan	S-8	333-272444	99.1	6/6/2023
10.21†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Grant Notice for Employees, including Executive Officers	10-K	000-24429	10.21	2/12/2025
10.22†	Form of Cognizant Technology Solutions Corporation Performance-Based Restricted Stock Unit Award Grant Notice	10-K	000-24429	10.22	2/12/2025
10.23†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Grant Notice for Non-Employee Director (Non-Deferred)	10-K	000-24429	10.23	2/12/2025
10.24†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Grant Notice Non-Employee Director (Deferred Settlement)	10-K	000-24429	10.24	2/12/2025
10.25†	Form of Cognizant Technology Solutions Corporation Deferred Stock Unit Award Grant Notice Non-Employee Director (for Deferred Equity in lieu of Cash Retainer)	10-K	000-24429	10.25	2/12/2025
10.26†	Letter Agreement with each of Steven Rohleder and Sandra Wijnberg regarding grant of dividend equivalents on previously issued Deferred Stock Units	10-Q	000-24429	10.8	8/3/2023
10.27†	Retirement, Death and Disability Policy	10-Q	000-24429	10.1	7/30/2020
10.28†	Cognizant Technology Solutions Corporation Senior Executive Cash Severance Policy	8-K	000-24429	10.1	3/6/2023

Cognizant	44	December 31, 2025 Form 10-K

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
10.29	Credit Agreement, dated as of October 6, 2022, among Cognizant Technology Solutions Corporation, Cognizant Worldwide Limited, certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-24429	10.1	10/7/2022
10.30	Amendment No. 1 to the Credit Agreement, dated as of October 6, 2022, among Cognizant Technology Solutions Corporation, Cognizant Worldwide Limited, certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	000-24429	10.2	7/31/2024
10.31†	First Amendment to the 2004 Employee Stock Purchase Plan (as amended and restated effective as of January 1, 2022)	S-8	333-272444	99.3	6/6/2023
19.1	Cognizant Technology Solutions Corporation Insider Trading Policy	10-K	000-24429	19.1	2/12/2025
21.1	List of subsidiaries of the Company					Filed
23.1	Consent of PricewaterhouseCoopers LLP					Filed
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					Filed
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					Filed
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)					Furnished
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)					Furnished
97.1	Cognizant Technology Solutions Corporation Rule 10D-1 Compensation Recoupment (Clawback) Policy adopted September 6, 2023	10-K	000-24429	97.1	2/14/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

Item 16. Form 10-K Summary
None.

Cognizant	45	December 31, 2025 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/S/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAVI KUMAR S	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
Ravi Kumar S

/s/ JATIN DALAL	Chief Financial Officer (Principal Financial Officer)	February 12, 2026
Jatin Dalal

/s/ ALINA KERDMAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2026
Alina Kerdman

/s/ STEPHEN J. ROHLEDER	Chair of the Board and Director	February 12, 2026
Stephen J. Rohleder

/s/ ZEIN ABDALLA	Director	February 12, 2026
Zein Abdalla

/s/ VINITA BALI	Director	February 12, 2026
Vinita Bali

/s/ ERIC BRANDERIZ	Director	February 12, 2026
Eric Branderiz

/s/ ARCHANA DESKUS	Director	February 12, 2026
Archana Deskus

/s/ JOHN M. DINEEN	Director	February 12, 2026
John M. Dineen

/s/ LEO S. MACKAY, JR.	Director	February 12, 2026
Leo S. Mackay, Jr.

/s/ MICHAEL PATSALOS-FOX	Director	February 12, 2026
Michael Patsalos-Fox

/s/ ABRAHAM SCHOT	Director	February 12, 2026
Abraham Schot

/s/ KARIMA SILVENT	Director	February 12, 2026
Karima Silvent

/s/ JOSEPH M. VELLI	Director	February 12, 2026
Joseph M. Velli

/s/ SANDRA S. WIJNBERG	Director	February 12, 2026
Sandra S. Wijnberg

Cognizant	46	December 31, 2025 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Cognizant	F-1	December 31, 2025 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Cognizant Technology Solutions Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Cognizant	F-2	December 31, 2025 Form 10-K

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

Revenue Recognition – Expected Labor Costs to Complete for Certain Fixed-Price Contracts

As described in Notes 1 and 2 to the consolidated financial statements, fixed-price contracts comprised $10.0 billion of the Company’s total revenues for the year ended December 31, 2025, which includes performance obligations where control is transferred over time. For performance obligations where control is transferred over time, revenues are recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based primarily on the nature of the deliverables to be provided. Management recognizes revenues related to fixed-price contracts for application development and systems integration services, consulting or other technology services as the service is performed using the cost-to-cost method, under which the total value of revenues is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs. The cost-to-cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information. Revenues related to fixed-price application maintenance, quality engineering and assurance as well as business process services are recognized based on management’s right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered. If management’s invoicing is not consistent with the value delivered, revenues are recognized as the service is performed based on the cost-to-cost method described above.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2026

We have served as the Company’s auditor since 1997.

Cognizant	F-3	December 31, 2025 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions, except par values)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,901	$2,231
Short-term investments	13	12
Trade accounts receivable, net	4,439	4,059
Other current assets	1,465	1,202
Total current assets	7,818	7,504
Property and equipment, net	933	994
Operating lease assets, net	573	552
Goodwill	7,106	6,953
Intangible assets, net	1,417	1,599
Deferred income tax assets, net	967	1,248
Long-term investments	111	90
Other noncurrent assets	1,767	1,026
Total assets	$20,692	$19,966
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$308	$340
Deferred revenue	501	450
Short-term debt	33	33
Operating lease liabilities	153	152
Accrued expenses and other current liabilities	2,664	2,610
Total current liabilities	3,659	3,585
Deferred revenue, noncurrent	37	30
Operating lease liabilities, noncurrent	423	420
Deferred income tax liabilities, net	168	154
Long-term debt	543	875
Other noncurrent liabilities	847	494
Total liabilities	5,677	5,558
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 479 and 495 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5	5
Additional paid-in capital	12	13
Retained earnings	15,158	14,686
Accumulated other comprehensive income (loss)	(160)	(296)
Total stockholders’ equity	15,015	14,408
Total liabilities and stockholders’ equity	$20,692	$19,966
The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-4	December 31, 2025 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Revenues	$21,108	$19,736	$19,353
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	13,991	12,958	12,664
Selling, general and administrative expenses	3,240	3,223	3,252
Restructuring charges	—	134	229
Depreciation and amortization expense	550	529	519
(Gain) on sale of property and equipment	(62)	—	—
Income from operations	3,389	2,892	2,689
Other income (expense), net:
Interest income	105	119	126
Interest expense	(37)	(54)	(41)
Foreign currency exchange gains (losses), net	18	(19)	2
Other, net	4	—	11
Total other income (expense), net	90	46	98
Income before provision for income taxes	3,479	2,938	2,787
Provision for income taxes	(1,258)	(713)	(668)
Income (loss) from equity method investments	9	15	7
Net income	$2,230	$2,240	$2,126
Basic earnings per share	$4.57	$4.52	$4.21
Diluted earnings per share	$4.56	$4.51	$4.21
Weighted average number of common shares outstanding—Basic	488	496	505
Dilutive effect of shares issuable under stock-based compensation plans	1	1	—
Weighted average number of common shares outstanding—Diluted	489	497	505
The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-5	December 31, 2025 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income	$2,230	$2,240	$2,126
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	266	(150)	144
Unrealized gains and losses on cash flow hedges	(38)	(35)	61
Changes in net defined benefit obligations	(92)	(17)	—
Other comprehensive income (loss)	136	(202)	205
Comprehensive income	$2,366	$2,038	$2,331
The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-6	December 31, 2025 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2022	509	$5	$15	$12,588	$(299)	$12,309
Net income	—	—	—	2,126	—	2,126
Other comprehensive income (loss)	—	—	—	—	205	205
Common stock issued, stock-based compensation plans	4	—	71	—	—	71
Stock-based compensation expense	—	—	176	—	—	176
Repurchases of common stock	(15)	—	(247)	(823)	—	(1,070)
Dividends declared, $1.16 per share	—	—	—	(590)	—	(590)
Balance, December 31, 2023	498	5	15	13,301	(94)	13,227
Net income	—	—	—	2,240	—	2,240
Other comprehensive income (loss)	—	—	—	—	(202)	(202)
Common stock issued, stock-based compensation plans	4	—	63	—	—	63
Common stock issued, acquisition related	1	—	113	—	—	113
Stock-based compensation expense	—	—	175	—	—	175
Repurchases of common stock	(8)	—	(353)	(255)	—	(608)
Dividends declared, $1.20 per share	—	—	—	(600)	—	(600)
Balance, December 31, 2024	495	5	13	14,686	(296)	14,408
Net income	—	—	—	2,230	—	2,230
Other comprehensive income (loss)	—	—	—	—	136	136
Common stock issued, stock-based compensation plans	3	—	58	—	—	58
Stock-based compensation expense	—	—	181	—	—	181
Repurchases of common stock	(19)	—	(240)	(1,148)	—	(1,388)
Dividends declared, $1.24 per share	—	—	—	(610)	—	(610)
Balance, December 31, 2025	479	$5	$12	$15,158	$(160)	$15,015

The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-7	December 31, 2025 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$2,230	$2,240	$2,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	550	542	555
Deferred income taxes	327	(355)	(339)
Stock-based compensation expense	181	175	176
Gain on sale of property and equipment	(62)	—	—
Other, net	(5)	32	1
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(366)	(49)	(43)
Other current and noncurrent assets	(118)	(386)	123
Accounts payable	(2)	(23)	(23)
Deferred revenue, current and noncurrent	55	44	(4)
Other current and noncurrent liabilities	93	(96)	(242)
Net cash provided by operating activities	2,883	2,124	2,330
Cash flows from investing activities:
Purchases of property and equipment	(288)	(297)	(317)
Proceeds from sale of property and equipment	70	—	—
Purchases of available-for-sale investment securities	—	—	(59)
Proceeds from maturity of available-for-sale investment securities	—	—	285
Purchases of held-to-maturity investment securities	—	—	(3)
Proceeds from maturity of held-to-maturity investment securities	—	3	24
Purchases of other investments	(17)	(2)	(379)
Proceeds from maturity or sale of other investments	5	265	527
Payments for business combinations, net of cash acquired	—	(1,615)	(409)
Net cash (used in) investing activities	(230)	(1,646)	(331)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	58	63	71
Repurchases of common stock	(1,378)	(605)	(1,064)
Repayment of Term Loan borrowings and earnout and finance leases obligations	(42)	(73)	(25)
Proceeds from borrowings under the revolving credit facility	—	600	—
Repayment of notes outstanding under the revolving credit facility	(300)	(300)	—
Dividends paid	(610)	(600)	(591)
Net cash (used in) financing activities	(2,272)	(915)	(1,609)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	22	(49)	33
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	403	(486)	423
Cash, cash equivalents and restricted cash and cash equivalents, beginning of year	2,231	2,717	2,294
Cash, cash equivalents and restricted cash and cash equivalents, end of year	$2,634	$2,231	$2,717
Supplemental information:
Cash paid for income taxes during the year	$985	$1,120	$1,245
Cash interest paid during the year	$36	$53	$40
The accompanying notes are an integral part of the consolidated financial statements.

Cognizant	F-8	December 31, 2025 Form 10-K

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share data)

Note 1 — Business Description and Summary of Significant Accounting Policies
The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise.
Description of Business. We are one of the world’s leading professional services companies, engineering modern businesses and delivering strategic outcomes for our clients. We help clients modernize technology, reimagine processes and transform experiences so they can stay ahead in today's fast-changing world, where AI is reshaping organizations in every field. As an AI builder, we provide deep expertise at the intersection of industry and technology, combining our perspective with extensive knowledge of our clients' organizations to build industry-specific platforms and incorporate context into systems, AI models and custom solutions. We tailor our services and solutions to specific industries with an integrated global delivery model that employs client service and delivery teams based at client locations and dedicated global and regional delivery centers. Our services include consulting, application development, systems integration, quality engineering and assurance, engineering research and development, application maintenance, infrastructure and security as well as business process services and automation.
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
Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the asset. Deposits paid towards acquisition of long-lived assets and the cost of assets not put in use by the balance sheet date are disclosed under the caption "Capital work-in-progress" in Note 5.
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

Cognizant	F-9	December 31, 2025 Form 10-K

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

We do not recognize ROU assets and lease liabilities for short-term leases with a term equal to or less than 12 months. We recognize the lease payments in our income statement as a single lease cost on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

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
Cloud Computing Arrangements. We defer certain implementation costs that are incurred when implementing cloud computing service or software-as-a-service arrangements, which primarily include efforts associated with configuration and development activities. These capitalized costs are reported in "Other current assets" and "Other noncurrent assets" in our consolidated statements of financial position. Once the service is ready for use, deferred costs are expensed over the non-cancelable term, including reasonably certain renewals, of the arrangement and recognized in income from operations in the same line item as the related hosting service fees.
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
Equity Method Investments. Equity investments that give us the ability to exercise significant influence, but not control, over an investee are accounted for using the equity method of accounting and recorded in the caption "Long-term investments" on our consolidated statements of financial position. As of December 31, 2025 and 2024, we had an equity method investment of $104 million and $84 million, respectively, in the technology sector.
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

Cognizant	F-10	December 31, 2025 Form 10-K

Goodwill and Indefinite-lived Intangible Assets. At each acquisition date, we allocate goodwill and intangible assets to our industry-based reporting units based on how we expect each reporting unit to benefit from the respective business combination. A reporting unit is defined as an operating segment or one level below an operating segment. While we manage the business through our four industry-based operating segments, we have identified seven industry-based reporting units. We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually, or as circumstances warrant. Goodwill is evaluated at the reporting unit level by comparing the fair value of the reporting unit with its carrying amount including goodwill. An impairment of goodwill exists if the carrying amount of the reporting unit exceeds its fair value. The impairment loss is the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to that reporting unit. For indefinite-lived intangible assets, if our qualitative assessment indicates that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, we test the assets for impairment by comparing the fair value of such assets to their carrying value. If an impairment is indicated, a write down to the fair value of indefinite-lived intangible asset is recorded.
Stock Repurchase Program. Under the Board of Directors authorized stock repurchase program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a 10b5-1 Plan, in accordance with applicable federal securities laws. We account for the repurchased shares as constructively retired. Shares are returned to the status of authorized and unissued shares at the time of repurchase. To reflect share repurchases in the consolidated statements of financial position, we (1) reduce common stock for the par value of the shares, (2) reduce additional paid-in capital for the amount in excess of par during the period in which the shares are repurchased and (3) record any residual amount in excess of available additional paid-in capital as a reduction to retained earnings. Cash outflows for repurchases are classified as financing activities.
Revenue Recognition. We recognize revenues as we transfer control of deliverables (products, solutions and services) to our clients in an amount reflecting the consideration to which we expect to be entitled. To recognize revenues, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenues when a performance obligation is satisfied. We account for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable. We apply judgment in determining the customer’s ability and intention to pay based on a variety of factors, including the customer’s historical payment experience.
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

Cognizant	F-11	December 31, 2025 Form 10-K

Revenues related to our non-hosted software license arrangements that do not require significant modification or customization of the underlying software are recognized when the software is delivered as control is transferred at a point in time. For software license arrangements that require significant functionality enhancements or modification of the software, revenues for the software license and related services are recognized as the services are performed in accordance with the methods applicable to application development and systems integration services described above. In software hosting arrangements, the rights provided to the customer, such as ownership of a license, contract termination provisions and the feasibility of the client to operate the software, are considered in determining whether the arrangement includes a license or a service. Sales-based and usage-based fees promised in exchange for licenses of intellectual property are not recognized as revenue until the uncertainty related to the variable amounts is resolved. Revenues related to software maintenance and support are recognized on a straight-line basis over the contract period.

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

We assess the timing of the transfer of goods or services to the customer as compared to the timing of payments to determine whether a significant financing component exists. As a practical expedient, we do not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less. If the difference in timing arises for reasons other than the provision of finance to either the customer or us, no financing component is deemed to exist. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our services, not to receive or provide financing from or to customers. We do not consider set-up or transition fees paid upfront by our customers to represent a financing component, as such fees are required to encourage customer commitment to the project and protect us from early termination of the contract.

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

Cognizant	F-12	December 31, 2025 Form 10-K

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
Foreign currency transactions and balances are those that are denominated in a currency other than the entity’s functional currency. An entity's functional currency is the currency of the primary economic environment in which it operates. The U.S. dollar is the functional currency for some of our foreign subsidiaries. For these subsidiaries, transactions and balances denominated in the local currency are foreign currency transactions. Foreign currency transactions and balances related to non-monetary assets and liabilities are remeasured to the functional currency of the entity at historical exchange rates while monetary assets and liabilities are remeasured to the functional currency of the entity at current exchange rates. Foreign currency exchange gains or losses from remeasurement are included in the caption "Foreign currency exchange gains (losses), net" on our consolidated statements of operations together with gains or losses on our undesignated foreign currency hedges.

Cognizant	F-13	December 31, 2025 Form 10-K

Derivative Financial Instruments. Derivative financial instruments are recorded on our consolidated statements of financial position as either an asset or liability measured at its fair value as of the reporting date. Our derivative financial instruments consist primarily of foreign exchange forward and option contracts. We designate certain derivative instruments as accounting hedges when the relationship is formally documented and the hedge is expected to be highly effective in achieving offsetting changes in the fair value of or cash flows of the hedged item. Changes in our derivatives’ fair values are recognized in net income unless specific hedge accounting and documentation criteria are met (i.e., the instruments are designated and accounted for as hedges). For derivative instruments designated as cash flow hedges, the entire change in fair value of the hedging instrument is recorded in the caption "Accumulated other comprehensive income (loss)" in the consolidated statements of financial position. Upon occurrence of the hedged transaction, the gains and losses on the derivative are recognized in net income. The cash flow impacts of all derivative activities are reflected as cash flows from operating activities.
Defined Benefit Plans. The funded status of the defined benefit plans, which is measured as the difference between the projected benefit obligation and the fair value of plan assets, is recognized on the consolidated statement of financial position. The projected benefit obligation is measured annually using actuarial valuation. Net periodic benefit cost includes service cost, interest cost, expected return on plan assets, and amortization of gains and losses and prior service costs. Gains and losses and prior service costs are initially recognized as a component of other comprehensive income and subsequently amortized and recognized as a component of net periodic benefit cost applying the requirements of applicable accounting guidance. Assumptions used in measuring the benefit obligation and net periodic benefit cost, such as discount rates and expected return on plan assets, are reviewed annually and updated as needed.
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
Our provision for income taxes also includes the impact of reserves established for uncertain income tax positions, as well as the related interest, which may require us to apply judgment to complex issues and may require an extended period of time to resolve. We apply a “more likely than not” threshold when assessing the need for a reserve for an uncertain tax position, which involves significant judgment. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final outcome of these matters will not differ from our recorded amounts. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of the applicable statute of limitations. Additionally, we have tax positions that we believe are more likely than not to be realized and for which we have therefore not established a reserve. To the extent that the final outcome of these matters differs from the amounts recorded, such differences may materially impact, positively or negatively, the provision for income taxes in the period in which such determination is made. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
Earnings Per Share. Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, computed using the treasury stock method, includes all potential dilutive common stock in the weighted average shares outstanding. We excluded less than 1 million of anti-dilutive shares in each of 2025, 2024 and 2023 from our diluted EPS calculation. We include PSUs in the dilutive common shares when they become contingently issuable per the authoritative guidance and exclude them when they are not contingently issuable.
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

Cognizant	F-14	December 31, 2025 Form 10-K

Recently Adopted Accounting Pronouncements

Date Issued and Topic	Date Adopted and Method	Description	Impact
December 2023 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Annual period starting in 2025 Prospective basis	The standard requires enhanced income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information.	See Note 10 for disclosures that reflect the adoption of this standard.
New Accounting Pronouncements

Date Issued and Topic	Effective Date	Description	Impact
November 2024 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)	Annual period starting in 2027 and interim periods starting in 2028 Prospective basis
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

We are currently evaluating the impact of applying the practical expedient.
September 2025 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Annual reporting periods starting in 2028, and interim reporting periods within those annual reporting periods Prospective basis	The standard is intended to modernize the internal-use software guidance, making it easier to apply to various software development methods.	We are currently evaluating the impact on our internal use software capitalization policy.
December 2025 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	Annual reporting periods starting in 2029, and interim reporting periods within those annual reporting periods Prospective basis	The standard provides authoritative guidance for business entities receiving government grants, establishing rules for their recognition, measurement, presentation, and disclosure.	We are currently evaluating the impact, and we do not expect the standard to have a significant impact on our financial statements.

Cognizant	F-15	December 31, 2025 Form 10-K

Date Issued and Topic	Effective Date	Description	Impact
December 2025 Interim Reporting (Topic 270): Narrow-Scope Improvements	Interim reporting periods within annual reporting periods starting in 2028 Prospective basis
The standard clarifies the applicability of Topic 270, provides a comprehensive list of interim disclosures, and includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.
We are currently evaluating the impact on our interim disclosures.

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

	Year Ended December 31, 2025
(in millions)	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$5,311	$4,380	$3,728	$2,361	$15,780
United Kingdom	214	643	584	481	1,922
Continental Europe	667	640	650	133	2,090
Europe - Total	881	1,283	1,234	614	4,012
Rest of World	155	510	323	328	1,316
Total	$6,347	$6,173	$5,285	$3,303	$21,108

Service line:
Consulting and technology services	$3,651	$4,365	$3,697	$1,820	$13,533
Outsourcing services	2,696	1,808	1,588	1,483	7,575
Total	$6,347	$6,173	$5,285	$3,303	$21,108

Type of contract:
Time and materials	$1,978	$3,161	$2,239	$1,771	$9,149
Fixed-price	3,149	2,811	2,685	1,365	10,010
Transaction or volume-based	1,220	201	361	167	1,949
Total	$6,347	$6,173	$5,285	$3,303	$21,108

Cognizant	F-16	December 31, 2025 Form 10-K

	Year Ended December 31, 2024
(in millions)	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$5,072	$4,075	$3,272	$2,279	$14,698
United Kingdom	186	572	558	511	1,827
Continental Europe	559	613	605	155	1,932
Europe - Total	745	1,185	1,163	666	3,759
Rest of World	115	493	347	324	1,279
Total	$5,932	$5,753	$4,782	$3,269	$19,736

Service line:
Consulting and technology services	$3,456	$4,022	$3,193	$1,821	$12,492
Outsourcing services	2,476	1,731	1,589	1,448	7,244
Total	$5,932	$5,753	$4,782	$3,269	$19,736

Type of contract:
Time and materials	$1,968	$3,188	$1,995	$1,775	$8,926
Fixed-price	2,878	2,384	2,442	1,324	9,028
Transaction or volume-based	1,086	181	345	170	1,782
Total	$5,932	$5,753	$4,782	$3,269	$19,736

	Year Ended December 31, 2023
(in millions)	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$4,865	$4,091	$3,102	$2,205	$14,263
United Kingdom	167	613	534	571	1,885
Continental Europe	533	605	612	159	1,909
Europe - Total	700	1,218	1,146	730	3,794
Rest of World	109	500	380	307	1,296
Total	$5,674	$5,809	$4,628	$3,242	$19,353

Service line:
Consulting and technology services	$3,238	$3,965	$3,010	$1,751	$11,964
Outsourcing services	2,436	1,844	1,618	1,491	7,389
Total	$5,674	$5,809	$4,628	$3,242	$19,353

Type of contract:
Time and materials	$2,004	$3,215	$1,837	$1,832	$8,888
Fixed-price	2,600	2,369	2,435	1,260	8,664
Transaction or volume-based	1,070	225	356	150	1,801
Total	$5,674	$5,809	$4,628	$3,242	$19,353

Cognizant	F-17	December 31, 2025 Form 10-K

Costs to Fulfill
The following table shows significant movements in the capitalized costs to fulfill:

(in millions)	2025	2024
Beginning balance	$209	$245
Costs capitalized	42	55
Amortization expense	(78)	(89)
Impairment charges	(12)	(2)
Ending balance	$161	$209
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows significant movements in contract assets (current and noncurrent):

(in millions)	2025	2024
Beginning balance	$386	$316
Revenues recognized during the period but not billed	451	358
Amounts reclassified to trade accounts receivable	(371)	(288)
Ending balance	$466	$386
The table below shows significant movements in the deferred revenue balances (current and noncurrent):

(in millions)	2025	2024
Beginning balance	$480	$427
Amounts billed but not recognized as revenues	474	421
Revenues recognized related to the beginning balance of deferred revenue	(416)	(380)
Amounts acquired in business combinations	—	12
Ending balance	$538	$480
Revenues recognized during the year ended December 31, 2025 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of December 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations, was $6,279 million, of which approximately 35% is expected to be recognized as revenues within 1 year, approximately 55% is expected to be recognized as revenues within 2 years and approximately 95% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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

Cognizant	F-18	December 31, 2025 Form 10-K

Trade Accounts Receivable and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses for trade accounts receivable:

(in millions)	2025	2024	2023
Beginning balance	$26	$32	$43
Credit loss expense (1)	11	12	12
Write-offs charged against the allowance	(14)	(18)	(23)
Ending balance	$23	$26	$32
(1)Reported in "Selling, general and administrative expenses" in our consolidated statements of operations.

Note 3 — Business Combinations
On January 1, 2026, we acquired 100% ownership in 3Cloud, one of the largest independent Microsoft Azure services providers and a global leader in Azure-dedicated AI enablement solutions and products. On December 31, 2025, we placed cash consideration of $733 million in escrow, which was deemed to be restricted cash and included in "Other noncurrent assets" in our consolidated statement of financial position. See Note 18.
There were no acquisitions completed during the year ended December 31, 2025. Acquisitions completed during each of the years ended December 31, 2024 and 2023 were not individually or in the aggregate material to our operations. Accordingly, pro forma results have not been presented. The primary items that generated goodwill are the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an identifiable intangible asset.
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
The allocations of purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	Thirdera	Belcan	Total	Weighted Average Useful Life
Cash	$8	$55	$63
Trade accounts receivable	21	173	194
Other current assets	11	22	33
Property and equipment and other noncurrent assets	2	22	24
Operating lease assets	—	55	55
Non-deductible goodwill	180	614	794
Tax-deductible goodwill	164	—	164
Customer relationship assets	73	539	612	11.0 years
Other definite-lived intangible assets	1	—	1	1.0 years
Indefinite-lived intangible assets	—	45	45
Operating lease liabilities, current	—	(8)	(8)
Other current liabilities	(29)	(72)	(101)
Deferred income tax liabilities, net	(3)	(34)	(37)
Operating lease liabilities, noncurrent	—	(48)	(48)
Purchase price	$428	$1,363	$1,791

For the year ended December 31, 2024, revenues from acquisitions completed in 2024, since the dates of acquisition, were $384 million.

Cognizant	F-19	December 31, 2025 Form 10-K

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

Note 4 — Restructuring Charges
At the end of 2024, we completed our NextGen program. We did not incur any costs related to the NextGen program during 2025.
The total costs related to our NextGen program are reported in "Restructuring charges" in our consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs.” See Note 17. The costs related to our NextGen program were as follows for the years ended December 31:

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

Cognizant	F-20	December 31, 2025 Form 10-K

Changes in our accrued employee separation costs included in "Accrued expenses and other current liabilities" in our consolidated statements of financial position are presented in the table below for the years ended December 31:

(in millions)	2025	2024
Beginning balance	$35	$42
Employee separation costs accrued	—	85
Payments made	(35)	(92)
Ending balance	$—	$35

Note 5 — Property and Equipment, net
Property and equipment were as follows as of December 31:

	Estimated Useful Life	2025	2024
	(in years)	(in millions)
Buildings	30	$719	$736
Computer equipment	3 – 5	865	811
Computer software	3 – 8	1,123	1,024
Furniture and equipment	5 – 9	745	716
Land		6	6
Capital work-in-progress		98	115
Leasehold improvements	Shorter of the lease term or the life of the asset	373	373
Sub-total		3,929	3,781
Accumulated depreciation and amortization		(2,996)	(2,787)
Property and equipment, net		$933	$994

Depreciation and amortization expense related to property and equipment was $332 million, $354 million and $390 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, $13 million and $36 million, respectively, of our depreciation and amortization expense was reported in "Restructuring charges". There were no restructuring charges during the year ended December 31, 2025. During the three months ended March 31, 2025, we sold an office complex in India for proceeds of $70 million and recorded a gain on the transaction of $62 million, which was reported in "(Gain) on sale of property and equipment" on our consolidated statement of operations. As of December 31, 2024, the physical assets held for sale related to this office complex were reported in "Other current assets".
The gross amount of property and equipment recorded under finance leases was $33 million and $30 million as of December 31, 2025 and 2024, respectively. Accumulated amortization for our ROU finance lease assets was $23 million and $16 million as of December 31, 2025 and 2024, respectively. Amortization expense related to our ROU finance lease assets was $5 million, $5 million and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The gross amount of property and equipment recorded for software to be sold, leased or marketed reported in the caption "Computer software" above was $377 million and $338 million as of December 31, 2025 and 2024, respectively. Accumulated amortization for software to be sold, leased or marketed was $252 million and $210 million as of December 31, 2025 and 2024, respectively. Amortization expense for software to be sold, leased or marketed recorded as property and equipment was $43 million, $36 million, and $37 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Cognizant	F-21	December 31, 2025 Form 10-K

Note 6 — Leases
The following table provides information on the components of our operating and finance leases included in our consolidated statement of financial position as of December 31:

Leases	Location on Statement of Financial Position	2025	2024
Assets		(in millions)
ROU operating lease assets	Operating lease assets, net	$573	$552
ROU finance lease assets	Property and equipment, net	10	14
	Total	$583	$566

Liabilities
Current
Operating lease	Operating lease liabilities	$153	$152
Finance lease	Accrued expenses and other current liabilities	10	8
Noncurrent
Operating lease	Operating lease liabilities, noncurrent	423	420
Finance lease	Other noncurrent liabilities	12	15
	Total	$598	$595
For the years ended December 31, 2025, 2024 and 2023, our operating lease costs were $197 million, $216 million and $304 million, respectively, including variable lease costs of $19 million, $23 million and $21 million, respectively. Our short-term lease rental expense was $16 million, $11 million and $15 million for the years ended December 31, 2025, 2024 and 2023, respectively. Lease interest expense related to our finance leases for each of the years ended December 31, 2025, 2024 and 2023 was immaterial.
The following table provides information on the weighted average remaining lease term and weighted average discount rate for our operating leases as of December 31:

Operating Lease Term and Discount Rate	2025	2024

Weighted average remaining lease term	4.9 years	5.3 years
Weighted average discount rate	5.7%	5.5%
The following table provides supplemental cash flow and non-cash information related to our operating leases for the years ended December 31:

(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$192	$251	$240
ROU assets obtained in exchange for operating lease liabilities	160	123	86
Reduction of ROU assets and lease liabilities as a result of our NextGen program	—	(62)	(110)
Cash paid for amounts included in the measurement of finance lease liabilities and ROU assets obtained in exchange for finance lease liabilities were each immaterial for each of the years ended December 31, 2025, 2024 and 2023.
The following table provides the schedule of maturities of our operating lease liabilities and a reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the statement of financial position as of December 31:

(in millions)	2025
2026	$182
2027	150
2028	120
2029	83
2030	54
Thereafter	84
Total operating lease payments	673
Interest	(97)
Total operating lease liabilities	$576

Cognizant	F-22	December 31, 2025 Form 10-K

As of December 31, 2025, additional obligations related to operating leases whose lease term had yet to commence were immaterial.

Note 7 — Goodwill and Intangible Assets, net
Changes in goodwill by our reportable business segments were as follows for the years ended December 31, 2025 and 2024:

(in millions)	January 1, 2025	Goodwill Additions	Foreign Currency Translation Adjustments	December 31, 2025
Health Sciences	$2,895	$—	$20	$2,915
Financial Services	1,129	—	48	1,177
Products and Resources	1,884	—	50	1,934
Communications, Media and Technology	1,045	—	35	1,080
Total goodwill	$6,953	$—	$153	$7,106

(in millions)	January 1, 2024	Goodwill Additions and Adjustments	Foreign Currency Translation Adjustments	December 31, 2024
Health Sciences	$2,840	$68	$(13)	$2,895
Financial Services	1,109	48	(28)	1,129
Products and Resources	1,217	698	(31)	1,884
Communications, Media and Technology	919	144	(18)	1,045
Total goodwill	$6,085	$958	$(90)	$6,953
Based on our most recent goodwill impairment assessment performed as of October 31, 2025, we concluded that the goodwill in each of our reporting units was not at risk of impairment. We have not recognized any impairment losses on our goodwill.
Components of intangible assets were as follows as of December 31:

	2025			2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,593	$(1,310)	$1,283	$2,534	$(1,068)	$1,466
Developed technology	394	(386)	8	384	(379)	5
Indefinite lived trademarks	116	—	116	116	—	116
Finite lived trademarks and other	84	(74)	10	81	(69)	12
Total intangible assets	$3,187	$(1,770)	$1,417	$3,115	$(1,516)	$1,599

Other than certain trademarks with indefinite lives, our intangible assets have finite lives and, as such, are subject to amortization. Amortization of intangible assets totaled $218 million, $188 million and $165 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table provides the estimated amortization expense related to our existing intangible assets for the next five years.

(in millions)	Estimated Amortization
2026	$217
2027	209
2028	187
2029	169
2030	144

Cognizant	F-23	December 31, 2025 Form 10-K

Note 8 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows as of December 31:

(in millions)	2025	2024
Compensation and benefits	$1,490	$1,499
Customer volume and other incentives	317	247
Liabilities related to the resale of third-party products	242	154
Professional fees	193	171
Income taxes	18	100
Other	404	439
Total accrued expenses and other current liabilities	$2,664	$2,610

Note 9 — Debt
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
The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement. Since the issuance of the Term Loan, the Term Loan has been a Term Benchmark loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50:1.00, or for a period of up to four quarters following certain material acquisitions, 3.75:1.00. We were in compliance with all debt covenants and representations of the Credit Agreement as of December 31, 2025.
Short-term Debt
As of each of December 31, 2025 and 2024, we had $33 million of short-term debt related to current maturities of our Term Loan, with a weighted average interest rate of 4.7% and 5.3%, respectively.
Long-term Debt
The following table summarizes the long-term debt balances as of December 31:

(in millions)	2025	2024
Notes outstanding under revolving credit facility	$—	$300
Term Loan	577	610
Less:
Current maturities - Term Loan	(33)	(33)
Unamortized deferred financing costs	(1)	(2)
Long-term debt, net of current maturities	$543	$875
The carrying value of our debt approximated its fair value as of each of December 31, 2025 and 2024.
The following represents the schedule of maturities of our Term Loan:

Year	Amounts (in millions)
2026	$33
2027	544
Total	$577

Cognizant	F-24	December 31, 2025 Form 10-K

Note 10 — Income Taxes
Effective January 1, 2025, we adopted the new income tax disclosure standard (Income Taxes (Topic 740): Improvements to Income Tax Disclosures) on a prospective basis. Accordingly, the tables presenting our income tax provision and effective tax rate reconciliation will reflect the new standard for 2025, while the 2024 and 2023 disclosures will continue to follow the previous disclosure requirements.
Income before provision for income taxes shown below is based on the geographic location to which such income was attributed for years ended December 31:

(in millions)	2025	2024	2023
United States	$1,189	$906	$813
Foreign	2,290	2,032	1,974
Income before provision for income taxes	$3,479	$2,938	$2,787
The provision for income taxes consisted of the following components for the years ended December 31:

(in millions)	2025		2024	2023
Current:
Federal	$216
State	139	Federal and state	$426	$522
Foreign	576	Foreign	642	485
Total current provision	931		1,068	1,007
Deferred:
Federal	302
State	4	Federal and state	(229)	(354)
Foreign	21	Foreign	(126)	15
Total deferred income tax (benefit)	327		(355)	(339)
Total provision for income taxes	$1,258		$713	$668
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($367 million at the December 31, 2025 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount.
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
As of December 31, 2025 and 2024, the deposit with the ITD was $384 million and $403 million, respectively at December 31, 2025 and 2024 exchange rates, respectively presented in "Other noncurrent assets". As of December 31, 2023, the deposits related to the ITD dispute were comprised of $355 million in deposits under lien presented in "Long-term investments" and $60 million on deposit with the ITD presented in "Other noncurrent assets". Of the $355 million in deposits under lien, $96 million were held in time deposits with a maturity of less than 30 days qualifying as cash equivalent instruments and thus were considered restricted cash equivalents as of December 31, 2023.

Cognizant	F-25	December 31, 2025 Form 10-K

The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.

We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of December 31, 2025.
The reconciliation between the U.S. federal statutory rate and our effective income tax rate were as follows for the years ended December 31:

(in millions)	2025	%
Tax expense, at U.S. federal statutory rate	$731	21.0
State and local income taxes (net of federal benefit)[1]	113	3.2
Foreign tax effects
United Kingdom
Statutory tax rate difference	49	1.4
India	86	2.5
Other foreign jurisdictions	17	0.5
Effect of changes in tax laws or rates enacted in the current period[2]	336	9.7
Effect of cross- border tax laws
Foreign‑derived intangible income (FDII)	(55)	(1.6)
Tax credits	(8)	(0.2)
Changes in valuation allowances	(2)	—
Nontaxable or nondeductible items	(3)	(0.1)
Changes in unrecognized tax benefits	(6)	(0.2)
Tax expense, at effective tax rate	$1,258	36.2

(1)State taxes in New York (including local taxes in New York City) and Connecticut made up the majority (greater than 50 percent) of the tax effect in this category.
(2)In July 2025, the OBBBA was enacted in the United States, which, among other provisions, repealed the requirement to capitalize U.S. R&E costs. As a result, we do not believe it is more likely than not that we will realize our deferred tax asset of $390 million related to R&E costs capitalized outside the United States. Of this $390 million, $336 million related to federal income tax while the remaining $54 million related to state and local income tax. These amounts would have otherwise been available to offset certain future U.S. taxes on our non-U.S. earnings, which, as a result of this repeal, we no longer project to be applicable to us. Therefore, in the third quarter of 2025, we recorded a one-time, non-cash income tax expense of $390 million.

(Dollars in millions)	2024	%	2023	%
Tax expense, at U.S. federal statutory rate	$617	21.0	$585	21.0
State and local income taxes, net of federal benefit	74	2.5	55	2.0
Rate differential on foreign earnings	104	3.5	95	3.4
Recognition of benefits related to uncertain tax positions	(15)	(0.5)	(33)	(1.2)
Credits and other incentives	(57)	(1.9)	(37)	(1.3)
Other	(10)	(0.3)	3	0.1
Total provision for income taxes	$713	24.3	$668	24.0

Cognizant	F-26	December 31, 2025 Form 10-K

Income taxes paid, net of refunds for the year ended December 31, 2025 were as follows:

(in millions)	Amount
Income Taxes Paid
U.S. federal	$272
U.S. state & local	140
Foreign
UK	246
India	226
Other jurisdictions	101
Cash paid during the period for income taxes	$985
The significant components of deferred income tax assets and liabilities recorded on the consolidated statements of financial position were as follows as of December 31:

(in millions)	2025	2024
Deferred income tax assets:
Net operating losses	$45	$50
Revenue recognition (including intercompany revenue)	422	51
Compensation and benefits	204	164
Credit carryforwards	18	11
Expenses not currently deductible	848	1,189
	1,537	1,465
Less: valuation allowance	(427)	(48)
Deferred income tax assets, net	1,110	1,417
Deferred income tax liabilities:
Depreciation and amortization	295	298
Deferred costs	16	25
Deferred income tax liabilities	311	323
Net deferred income tax assets	$799	$1,094
At December 31, 2025, we had foreign and U.S. net operating loss carryforwards of approximately $119 million and $75 million, respectively. We have recorded valuation allowances on certain net operating loss carryforwards.
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
Changes in unrecognized income tax benefits were as follows for the years ended December 31:

(in millions)	2025	2024	2023
Balance, beginning of year	$319	$260	$269
Additions based on tax positions related to the current year	37	15	31
Additions for tax positions of prior years	147	65	22
Reductions for tax positions due to lapse of statutes of limitations	(5)	(15)	(15)
Reductions for tax positions related to prior years	(3)	(6)	(33)
Settlements	(8)	—	(14)
Balance, end of year	$487	$319	$260

Cognizant	F-27	December 31, 2025 Form 10-K

The total amount of accrued net interest and penalties was $51 million and $35 million as of December 31, 2025 and 2024, respectively, and related to U.S. and foreign tax matters. The total amount of net interest and penalties recorded in the provision for income taxes in each of 2025, 2024 and 2023 was immaterial.

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
The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statements of financial position as of December 31:

(in millions)		2025		2024
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward and option contracts – Designated as cash flow hedging instruments	Other current assets	$1	$—	$1	$—
	Accrued expenses and other current liabilities	—	63	—	22
	Other noncurrent liabilities	—	22	—	13
	Total	1	85	1	35
Foreign exchange forward contracts - Not designated as hedging instruments	Other current assets	2	—	1	—
	Accrued expenses and other current liabilities	—	1	—	2
	Total	2	1	1	2
Total		$3	$86	$2	$37
Cash Flow Hedges
We have entered and continue to enter into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during 2026 and 2027. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of December 31, 2025, we estimate that $47 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

Cognizant	F-28	December 31, 2025 Form 10-K

The notional value of the outstanding contracts by year of maturity was as follows as of December 31:

(in millions)	2025	2024
2025	$—	$2,010
2026	2,290	920
2027	1,020	—
Total notional value of contracts outstanding	$3,310	$2,930

The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our consolidated statements of stockholders' equity is presented in Note 13.

Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the first quarter of 2026. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows as of December 31:

(in millions)	2025		2024
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$748	$1	$489	$(1)
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the year ended December 31:

(in millions)	Location of Net Gains on Derivative Instruments	Amount of Net Gains on Derivative Instruments
		2025	2024
Foreign exchange forward contracts - Not designated as hedging instruments	Foreign currency exchange gains, net	$3	$10

Note 12 — Fair Value Measurements
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Cognizant	F-29	December 31, 2025 Form 10-K

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24	$—	$—	$24
Time deposits	—	183	—	183
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	12	—	—	12
Other current assets:
Foreign exchange forward contracts	—	3	—	3
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(64)	—	(64)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(22)	—	(22)

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2024:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$40	$—	$—	$40
Time deposits	—	991	—	991
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	11	—	—	11
Other current assets:
Foreign exchange forward contracts	—	2	—	2
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(24)	—	(24)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(13)	—	(13)

During the three months ended March 31, 2024, we made $30 million of payments related to Level 3 contingent consideration liabilities, which reduced the balance of these liabilities to zero. We did not have any Level 3 contingent consideration liabilities during 2025.
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. Our equity investment security is a U.S. dollar denominated investment in a fixed income mutual fund. The carrying value of the time deposits approximated fair value as of December 31, 2025 and 2024.
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
During the years ended December 31, 2025, 2024 and 2023 there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant	F-30	December 31, 2025 Form 10-K

Note 13 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the year ended December 31, 2025:

	2025
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(261)	$7	$(254)
Change in foreign currency translation adjustments	272	(6)	266
Ending balance	$11	$1	$12
Unrealized (losses) on cash flow hedges:
Beginning balance	$(34)	$9	$(25)
Unrealized (losses) arising during the period	(85)	21	(64)
Reclassifications of net losses to:
Cost of revenues	32	(8)	24
SG&A expenses	3	(1)	2
Net change	(50)	12	(38)
Ending balance	$(84)	$21	$(63)
Changes in net defined benefit obligations:
Beginning balance	$(20)	$3	$(17)
Prior service costs[1] and gains and losses, net of amortization	(129)	37	(92)
Ending balance	$(149)	$40	$(109)
Accumulated other comprehensive income (loss):
Beginning balance	$(315)	$19	$(296)
Other comprehensive income (loss)	93	43	136
Ending balance	$(222)	$62	$(160)

(1)See Note 15.

Cognizant	F-31	December 31, 2025 Form 10-K

Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the years ended December 31, 2024 and 2023:

	2024			2023
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(109)	$5	$(104)	$(256)	$8	$(248)
Change in foreign currency translation adjustments	(152)	2	(150)	147	(3)	144
Ending balance	$(261)	$7	$(254)	$(109)	$5	$(104)
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$13	$(3)	$10	$(68)	$17	$(51)
Unrealized (losses) gains arising during the period	(35)	9	(26)	55	(14)	41
Reclassifications of net (gains) losses to:
Cost of revenues	(11)	3	(8)	23	(5)	18
SG&A expenses	(1)	—	(1)	3	(1)	2
Net change	(47)	12	(35)	81	(20)	61
Ending balance	$(34)	$9	$(25)	$13	$(3)	$10
Losses on defined benefit plans:
Beginning balance	$—	$—	$—	$—	$—	$—
Losses on defined benefit plans	(20)	3	(17)	—	—	—
Ending balance	$(20)	$3	$(17)	$—	$—	$—
Accumulated other comprehensive income (loss):
Beginning balance	$(96)	$2	$(94)	$(324)	$25	$(299)
Other comprehensive income (loss)	(219)	17	(202)	228	(23)	205
Ending balance	$(315)	$19	$(296)	$(96)	$2	$(94)

Note 14 — Commitments and Contingencies

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

Cognizant	F-32	December 31, 2025 Form 10-K

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

On February 28, 2019, a ruling of the SCI interpreting the India Defined Contribution Obligation altered historical understandings of the obligation, extending it to cover additional portions of the employee’s income. As a result, the ongoing contributions of our affected employees and the Company were required to be increased. In the first quarter of 2019, we accrued $117 million with respect to prior periods, assuming retroactive application of the SCI’s ruling, in "Selling, general and administrative expenses" in our consolidated statement of operations. There is significant uncertainty as to how the liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. Since the ruling, a variety of trade associations and industry groups have advocated to the Indian government, highlighting the harm to the information technology sector, other industries and job growth in India that would result from a retroactive application of the ruling. No proceedings have been initiated by the Government in respect of a substantial portion of the claim in the seven years that have passed since the judgment was delivered. It is possible the Indian government will review the matter and there is a substantial question as to whether the Indian government will apply the SCI’s ruling on a retroactive basis. As such, the ultimate amount of our obligation may be materially different from the amount accrued.

On October 31, 2016, November 15, 2016 and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our then current directors and certain of our current and former officers at that time as defendants. These actions were consolidated in an order dated January 24, 2017. The complaints asserted claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On April 26, 2017, the New Jersey Superior Court deferred further proceedings by dismissing the consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future.

On February 22, 2017, April 7, 2017, May 10, 2017 and March 11, 2019, four additional putative shareholder derivative complaints were filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. These actions were consolidated in an order dated May 14, 2019. On August 3, 2020, lead plaintiffs filed a consolidated amended complaint. The consolidated amended complaint asserted claims similar to those in the previously-filed putative shareholder derivative actions. On February 14, 2022, we and certain of our current and former directors and officers moved to dismiss the consolidated amended complaint. On September 27, 2022, the USDC-NJ granted those motions and dismissed the consolidated amended complaint in its entirety with prejudice. Plaintiffs filed a notice of appeal on October 27, 2022. On May 3, 2024, the Third Circuit affirmed the dismissal of the consolidated amended complaint.

On June 1, 2021, an eighth putative shareholder derivative complaint was filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. The complaint asserts claims similar to those in the previously-filed putative shareholder derivative actions. On March 31, 2022, we and certain of our current and former directors and officers moved to dismiss the complaint. On November 30, 2022, the USDC-NJ denied without prejudice those motions. The USDC-NJ ordered the parties to conduct limited discovery related to the issue of whether our board of directors wrongfully refused the plaintiff’s earlier litigation demand and, after the conclusion of such limited discovery, to file targeted motions for summary judgment on the issue of wrongful refusal. On July 25, 2025, we reached an agreement in principle to settle this lawsuit, which later was approved by our board of directors and the individual defendants. The amount of the settlement is expected to be immaterial to the Company’s consolidated financial statements. On November 26, 2025, plaintiff filed an unopposed motion for preliminary approval of the settlement, which is awaiting the court's approval.

See Note 10 for information relating to the ITD Dispute.

Cognizant	F-33	December 31, 2025 Form 10-K

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

The case proceeded to a retrial on September 24, 2024, and on October 4, 2024, the jury returned a verdict in favor of plaintiffs. On December 5, 2025, the USDC-CDCA awarded plaintiffs $16 million in interim attorneys’ fees and costs; and separately found in plaintiffs’ favor on their claim that Cognizant policies had a disparate impact on non-South Asian and non-Indian employees in view of the same evidence presented at the retrial. In addition to trials on certain non-class claims, the case will now proceed to the second phase to determine individualized liability and damages, if any, for each class member. As a result of the verdict, each non-South Asian and non-Indian class member who pursues claims in the second phase will be entitled to a rebuttable presumption that all termination decisions were discriminatory and to the possibility of recovering punitive damages if they prevail. We believe that class certification was improper, and that the second phase of the case will confirm that individualized issues should have precluded class certification. Cognizant will continue to vigorously defend itself and pursue all available appellate arguments concerning class certification, the September 24, 2024 trial, and related orders at the appropriate time. Because we cannot predict the number of individual plaintiffs who will proceed to the second phase, or the outcome of those cases, and in view of the appellate arguments regarding class certification, we are unable to reasonably estimate a possible loss or range of loss. We have not recorded any accruals related to the ultimate outcome of this matter.
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

Cognizant	F-34	December 31, 2025 Form 10-K

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

Note 15 — Employee Benefits
Defined Contribution Plans
We contribute to defined contribution plans, including 401(k) savings and supplemental retirement plans in the United States. Total expenses for our contributions to our U.S. plans were $124 million, $115 million and $117 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In addition, we maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutorily defined contribution retirement benefit plans. Under the plans, employees contribute up to 12.0% of their eligible compensation, which is matched by an equal contribution by the Company. For these plans, we recognized a contribution expense of $152 million, $151 million and $149 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Outside of the United States and India, we incurred expenses of $125 million, $104 million and $107 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to our contributions to defined contribution plans.
Defined Benefit Pension Plans
We offer defined benefit pension plans that are statutorily required and primarily cover employees in certain countries. Our primary plan is in Switzerland, which provides pension benefits based on a participant’s contributions, the Company’s matching contributions and a minimum pension guarantee. As of December 31, 2025 and 2024, the net liability recognized on the balance sheet for our pension plans was $55 million and $63 million, respectively. The net periodic pension costs recognized in the income statement for the years ended December 31, 2025, 2024 and 2023 were $13 million, $21 million, $16 million, respectively.
Other Defined Benefit Plans
We offer a gratuity plan in India that is a statutory defined benefit plan providing lump sum benefits to employees on separation or retirement. We maintain an employees’ gratuity fund with a government-owned insurance corporation to fund a portion of the estimated obligation. As of December 31, 2025 and 2024, the amount accrued under the gratuity plan was $205 million and $80 million, respectively, which is net of fund assets of $250 million and $231 million, respectively. During the fourth quarter of 2025, the Labor Code reforms implemented by the Government of India caused our gratuity liability for prior services to increase by $147 million, which we recognized as a component of other comprehensive income. We recognized gratuity benefit expense of $10 million, $4 million and $56 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 16 — Stock-Based Compensation Plans
Our 2023 Incentive Plan provides for the issuance of a total of 25.0 million shares of Class A common stock to eligible employees, less (i) the number of shares granted under the 2017 Incentive Plan between March 24, 2023 and June 6, 2023, plus (ii) any shares subject to awards under the prior 2017 and 2009 Incentive Plans that are forfeited after June 6, 2023. The 2023 Incentive Plan does not affect any awards outstanding under the prior plans. The Purchase Plan provides for the issuance of up to 50.0 million shares of Class A common stock to eligible employees. As of December 31, 2025, we have 20.2 million and 9.8 million shares available for grant under the 2023 Incentive Plan and the Purchase Plan, respectively.

Cognizant	F-35	December 31, 2025 Form 10-K

The allocation of total stock-based compensation expense between cost of revenues, selling, general and administrative expenses and restructuring charges as well as the related income tax benefit were as follows for the three years ended December 31:

(in millions)	2025	2024	2023
Cost of revenues	$26	$26	$30
SG&A expenses	155	150	153
Restructuring charges	—	(1)	(7)
Total stock-based compensation expense	$181	$175	$176
Income tax benefit	$37	$38	$34
Restricted Stock Units and Performance Stock Units
We granted RSUs that vest in quarterly or annual installments over periods of up to four years to employees, including our executive officers. A summary of the activity for RSUs granted under our stock-based compensation plans as of December 31, 2025 and changes during the year then ended is presented below:

	Number of Units (in millions)	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2025	2.8	$73.47
Granted	2.4	81.98
Vested	(2.1)	74.93
Forfeited	(0.4)	78.48
Unvested at December 31, 2025	2.7	$79.08
The total vesting date fair value of vested RSUs was $164 million, $172 million and $176 million for the years ended December 31, 2025, 2024 and 2023, respectively. The weighted-average grant date fair value of RSUs granted in 2025, 2024 and 2023 was $81.98, $77.66 and $65.95, respectively. As of December 31, 2025, $149 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.5 years.

We granted PSUs that vest over periods up to four years to employees, including our executive officers. The vesting of PSUs is contingent on meeting certain financial performance targets, market conditions and continued service. A summary of the activity for PSUs granted under our stock-based compensation plans as of December 31, 2025 and changes during the year then ended is presented below. The presentation reflects the number of PSUs at the maximum performance milestones.

	Number of Units (in millions)	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2025	1.5	$76.76
Granted	0.8	90.15
Vested	(0.1)	92.06
Forfeited	(0.2)	81.01
Adjustment at the conclusion of the performance measurement period	(0.4)	65.57
Unvested at December 31, 2025	1.6	$84.71
The total vesting date fair value of vested PSUs was $5 million, $15 million and $22 million for the years ended December 31, 2025, 2024 and 2023, respectively. The weighted-average grant date fair value of PSUs granted in 2025, 2024 and 2023 was $90.15, $83.63 and $67.82, respectively. As of December 31, 2025, $29 million of the total remaining unrecognized stock-based compensation cost related to PSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.2 years.

All RSUs and PSUs have dividend equivalent rights, which entitle holders to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs and are accumulated and paid when the underlying shares vest.

Cognizant	F-36	December 31, 2025 Form 10-K

Purchase Plan
For the years ended December 31, 2025, 2024 and 2023, the Purchase Plan provided for eligible employees to purchase shares of Class A common stock at a price equal to 95% of the fair market value per share of our Class A common stock on the last date of the purchase period. This plan has been deemed non-compensatory and, therefore, no compensation expense has been recorded. During the years ended December 31, 2025, 2024 and 2023, we issued 0.8 million shares, 0.9 million shares and 1.1 million shares, respectively, of Class A common stock under the Purchase Plan.

Note 17 — Segment Information

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

In the first quarter of 2025, we made certain changes to the internal measurement of segment operating profit for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to reflect a more complete cost of delivery. Specifically, segment operating profit now includes an allocation of certain corporate costs, which were previously included in "unallocated costs." We have reported 2025 segment operating profits using the new allocation methodology and have recast the 2024 results to conform to the new methodology. While we have recast the 2024 results to conform to the new methodology, it is impracticable for us to recast our 2023 segment operating results as the detailed information required for the allocation of such costs to the segments is not reasonably available.

Revenue from each client is attributed to the operating segment that is most closely aligned with the client's business we serve. Segment operating profit represents income from operations excluding certain unallocated corporate costs. Our CODM is not regularly provided with segment expenses. A portion of depreciation and amortization expense, certain corporate costs, the impact of the settlements of the cash flow hedges, the gain on the sale of property and equipment and expenses related to our NextGen program are not allocated to individual segments. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations.

We do not disclose assets by segment as a significant portion of the assets is used interchangeably among the segments and our CODM is not provided such information.
Information by reportable segment were as follows:

	Year Ended December 31, 2025
(in millions)	HS	FS	P&R	CMT	Total
Revenues	$6,347	$6,173	$5,285	$3,303	$21,108
Less: other segment items	5,114	5,144	4,498	2,867	17,623
Segment operating profit	1,233	1,029	787	436	3,485
Less: unallocated costs					96
Income from operations					$3,389

Cognizant	F-37	December 31, 2025 Form 10-K

	Year Ended December 31, 2024
(in millions)	HS	FS	P&R	CMT	Total
Revenues	$5,932	$5,753	$4,782	$3,269	$19,736
Less: other segment items	4,859	4,838	4,011	2,876	16,584
Segment operating profit	1,073	915	771	393	3,152
Less: unallocated costs					260
Income from operations					$2,892
As described above, in the first quarter of 2025 we made changes to the internal measurement of segment operating profits. While we have recast the 2024 results to conform to the new methodology, it is impracticable for us to recast our 2023 segment operating results as the detailed information required for the allocation of such costs to the segments is not reasonably available.

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
Geographic Area Information
Long-lived assets by geographic area are as follows:

(in millions)	2025	2024
Long-lived Assets:(1)
North America(2)	$300	$338
Europe	67	72
Rest of World(3)	566	584
Total	$933	$994

(1)    Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)    Substantially all relates to the United States.
(3)    Substantially all relates to India.

Note 18 — Subsequent Events

Dividend
On February 3, 2026, our Board of Directors approved the Company's quarterly declaration of a $0.33 per share dividend with a record date of February 18, 2026 and a payment date of February 26, 2026.
Acquisition
On January 1, 2026, through the execution of a purchase agreement, we acquired 100% ownership in 3Cloud, one of the largest independent Microsoft Azure services providers and a global leader in Azure-dedicated AI enablement solutions and products. This acquisition expands our Azure portfolio and deepens our expertise in complex, engineering-intensive engagements that enable AI-led business transformation. On December 31, 2025, we placed cash consideration of $733 million in escrow, which was deemed to be restricted cash and included in "Other noncurrent assets" in our consolidated statement of financial position. We are yet to complete the initial accounting for the acquisition and, therefore, unable to disclose the major classes of assets acquired and liabilities assumed, and any separately recognized transactions.

Cognizant	F-38	December 31, 2025 Form 10-K

Cognizant Technology Solutions Corporation
Valuation and Qualifying Accounts
For the Years Ended December 31, 2025, 2024 and 2023
(in millions)

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions /Other	Balance at End of Period
Warranty accrual:
2025	$38	$43	$—	$38	$43
2024	$40	$38	$—	$40	$38
2023	$41	$40	$—	$41	$40
Valuation allowance—deferred income tax assets:
2025	$48	$390	$—	$11	$427
2024	$53	$1	$—	$6	$48
2023	$41	$14	$—	$2	$53

Cognizant	F-39	December 31, 2025 Form 10-K