Form 10-Q
period 2026-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2026-04-29
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2026
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2026:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	473,869,469

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial intelligence
ASC	Accounting Standards Codification
CC	Constant Currency
CE	Continental Europe
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
CODM	Chief Operating Decision Maker
Credit Agreement	Credit agreement with a commercial bank syndicate dated April 18, 2024, as amended
CTS India	Our principal operating subsidiary in India
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
GenAI	Generative artificial intelligence
HS	Health Sciences
High Court	Madras, India High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IP	Intellectual property
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
Labor Code	Labor law reforms implemented by the Government of India effective November 21, 2025, including the Code on Social Security, 2020.
NA	North America
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
P&R	Products & Resources
Project Leap	Program introduced in Q2 2026 aimed at streamlining operations and enhancing productivity through AI-led efficiencies.
Recently completed acquisitions	Acquisitions that were completed in the 12 months preceding the beginning of the reporting period (in order to identify the impact of such acquisitions for the first twelve months of ownership)
RoW	Rest of World
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Term Loan	Unsecured term loan under the Credit Agreement
Title VII	Title VII of the Civil Rights Act of 1964, 42 U.S.C. § 2000e et seq.
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-CDCA	United States District Court for the Central District of California
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York
Voluntary Attrition - Tech Services	Includes all voluntary separations with the exception of employees in our Intuitive Operations and Automation practice and certain categories of negotiated separations

Cognizant Technology Solutions	1	March 31, 2026 Form 10-Q

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues, operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the competitive marketplace for talent and future attrition trends, anticipated effective income tax rate and income tax expense, liquidity, financing strategy, access to capital, capital return strategy, investment strategies, cost management, plans and objectives, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of and costs associated with regulatory and litigation matters, the appropriateness of the accrual related to the India Defined Contribution Obligation, matters related to Project Leap and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
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
•our ability to successfully implement Project Leap and the amount of costs, timing of incurring costs, and ultimate benefits of such project;
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

Cognizant Technology Solutions	2	March 31, 2026 Form 10-Q

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
•risks related to infringement upon the IP rights of others or having our IP rights infringed upon; and
•the other risks described herein, as well as the factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Cognizant Technology Solutions	3	March 31, 2026 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,504	$1,901
Short-term investments	13	13
Trade accounts receivable, net	4,609	4,439
Other current assets	1,709	1,465
Total current assets	7,835	7,818
Property and equipment, net	955	933
Operating lease assets, net	539	573
Goodwill	7,681	7,106
Intangible assets, net	1,485	1,417
Deferred income tax assets, net	853	967
Long-term investments	113	111
Other noncurrent assets	1,039	1,767
Total assets	$20,500	$20,692
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$363	$308
Deferred revenue	580	501
Short-term debt	33	33
Operating lease liabilities	140	153
Accrued expenses and other current liabilities	2,404	2,664
Total current liabilities	3,520	3,659
Deferred revenue, noncurrent	37	37
Operating lease liabilities, noncurrent	384	423
Deferred income tax liabilities, net	195	168
Long-term debt	535	543
Other noncurrent liabilities	761	847
Total liabilities	5,432	5,677
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 474 and 479 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	17	12
Retained earnings	15,272	15,158
Accumulated other comprehensive income (loss)	(226)	(160)
Total stockholders’ equity	15,068	15,015
Total liabilities and stockholders’ equity	$20,500	$20,692
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	March 31, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended March 31,
	2026	2025
Revenues	$5,413	$5,115
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,638	3,397
Selling, general and administrative expenses	791	791
Depreciation and amortization expense	141	136
(Gain) on sale of property and equipment	—	(62)
Income from operations	843	853
Other income (expense), net:
Interest income	22	30
Interest expense	(7)	(12)
Foreign currency exchange gains (losses), net	18	2
Other, net	(9)	(1)
Total other income (expense), net	24	19
Income before provision for income taxes	867	872
Provision for income taxes	(208)	(213)
Income (loss) from equity method investments	3	4
Net income	$662	$663
Basic earnings per share	$1.39	$1.34
Diluted earnings per share	$1.39	$1.34
Weighted average number of common shares outstanding - Basic	477	494
Dilutive effect of shares issuable under stock-based compensation plans	—	1
Weighted average number of common shares outstanding - Diluted	477	495
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	March 31, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended March 31,
	2026	2025
Net income	$662	$663
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(39)	103
Unrealized gains and losses on cash flow hedges	(65)	28
Changes in net defined benefit obligations	38	—
Other comprehensive income (loss)	(66)	131
Comprehensive income	$596	$794
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	March 31, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	479	$5	$12	$15,158	$(160)	$15,015
Net income	—	—	—	662	—	662
Other comprehensive income (loss)	—	—	—	—	(66)	(66)
Common stock issued, stock-based compensation plans	1	—	17	—	—	17
Stock-based compensation expense	—	—	46	—	—	46
Repurchases of common stock	(6)	—	(58)	(390)	—	(448)
Dividends declared, $0.33 per share	—	—	—	(158)	—	(158)
Balance, March 31, 2026	474	$5	$17	$15,272	$(226)	$15,068

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	495	$5	$13	$14,686	$(296)	$14,408
Net income	—	—	—	663	—	663
Other comprehensive income (loss)	—	—	—	—	131	131
Common stock issued, stock-based compensation plans	1	—	19	—	—	19
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(3)	—	(55)	(155)	—	(210)
Dividends declared, $0.31 per share	—	—	—	(154)	—	(154)
Balance, March 31, 2025	493	$5	$19	$15,040	$(165)	$14,899

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	7	March 31, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$662	$663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	141	136
Deferred income taxes	111	54
Stock-based compensation expense	46	42
Gain on sale of property and equipment	—	(62)
Other, net	(6)	(6)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable, current	(143)	(177)
Other current and noncurrent assets	(206)	(42)
Accounts payable	25	9
Deferred revenues, current and noncurrent	76	70
Other current and noncurrent liabilities	(432)	(287)
Net cash provided by operating activities	274	400
Cash flows from investing activities:
Purchases of property and equipment	(76)	(77)
Proceeds from sale of property and equipment	—	70
Payments for business combinations, net of cash acquired	(730)	—
Net cash (used in) investing activities	(806)	(7)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	17	19
Repurchases of common stock	(444)	(209)
Repayment of Term Loan borrowings and finance lease obligations	(11)	(12)
Repayment of notes outstanding under the revolving credit facility	—	(300)
Dividends paid	(159)	(155)
Net cash (used in) financing activities	(597)	(657)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	13
(Decrease) in cash, cash equivalents and restricted cash	(1,130)	(251)
Cash, cash equivalents and restricted cash beginning of year	2,634	2,231
Cash and cash equivalents, end of period	$1,504	$1,980
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	8	March 31, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Consolidated Financial Statements
The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements included herein in accordance with GAAP and the Exchange Act. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2025. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited consolidated financial statements have been included and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.
Sale of Property and Equipment
During the three months ended March 31, 2025, we sold an office complex in India for proceeds of $70 million and recorded a gain on the transaction of $62 million, which was reported in "(Gain) on sale of property and equipment" on our unaudited consolidated statement of operations.
Recently Adopted Accounting Pronouncements

Date Issued and Topic	Date Adopted and Method	Description	Impact
July 2025 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Adopted effective January 1, 2026 Prospective basis
The standard is intended to simplify the measurement of credit losses for accounts receivable and contract assets by providing a practical expedient that allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset.
Adoption did not have a significant impact on our consolidated financial statements.
September 2025 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Early adopted effective January 1, 2026 Prospective basis	The standard is intended to modernize the internal-use software guidance, making it easier to apply to various software development methods.	Adoption did not have a significant impact on our consolidated financial statements.
December 2025 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	Early adopted effective January 1, 2026 Prospective basis	The standard provides authoritative guidance for business entities receiving government grants, establishing rules for their recognition, measurement, presentation, and disclosure.	Adoption did not have a significant impact on our consolidated financial statements.

Cognizant Technology Solutions	9	March 31, 2026 Form 10-Q

New Accounting Pronouncements

Date Issued and Topic	Effective Date	Description	Impact
November 2024 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)	Annual period starting in 2027 and interim periods starting in 2028 Prospective basis
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
We are currently evaluating the impact on our interim disclosures.

Cognizant Technology Solutions	10	March 31, 2026 Form 10-Q

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

	Three Months Ended March 31, 2026

(in millions)	Health Sciences	Financial Services	Products and Resources	Communications, Media and Technology	Total
Revenues
Geography:
North America	$1,311	$1,176	$916	$649	$4,052
United Kingdom	57	171	164	117	509
Continental Europe	168	166	161	35	530
Europe - Total	225	337	325	152	1,039
Rest of World	43	131	80	68	322
Total	$1,579	$1,644	$1,321	$869	$5,413

Service line:
Consulting and technology services	$913	$1,185	$901	$492	$3,491
Outsourcing services	666	459	420	377	1,922
Total	$1,579	$1,644	$1,321	$869	$5,413

Type of contract:
Time and materials	$474	$780	$523	$434	$2,211
Fixed-price	806	808	713	397	2,724
Transaction or volume-based	299	56	85	38	478
Total	$1,579	$1,644	$1,321	$869	$5,413

Cognizant Technology Solutions	11	March 31, 2026 Form 10-Q

	Three Months Ended March 31, 2025

(in millions)	Health Sciences	Financial Services	Products and Resources	Communications, Media and Technology	Total
Revenues
Geography:
North America	$1,330	$1,043	$911	$570	$3,854
United Kingdom	49	153	137	118	457
Continental Europe	160	147	153	33	493
Europe - Total	209	300	290	151	950
Rest of World	32	119	77	83	311
Total	$1,571	$1,462	$1,278	$804	$5,115

Service line:
Consulting and technology services	$870	$1,020	$887	$449	$3,226
Outsourcing services	701	442	391	355	1,889
Total	$1,571	$1,462	$1,278	$804	$5,115

Type of contract:
Time and materials	$481	$764	$556	$434	$2,235
Fixed-price	791	651	634	334	2,410
Transaction or volume-based	299	47	88	36	470
Total	$1,571	$1,462	$1,278	$804	$5,115
Costs to Fulfill
The following table shows significant movements in the capitalized costs to fulfill for the three months ended March 31:

(in millions)	2026	2025
Beginning balance	$161	$209
Costs capitalized	25	10
Amortization expense	(19)	(20)
Impairment charges	—	(7)
Ending balance	$167	$192
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows significant movements in contract assets (current and noncurrent) for the three months ended March 31:

(in millions)	2026	2025
Beginning balance	$466	$386
Revenues recognized during the period but not billed	381	327
Amounts reclassified to trade accounts receivable	(295)	(259)
Ending balance	$552	$454

Cognizant Technology Solutions	12	March 31, 2026 Form 10-Q

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended March 31:

(in millions)	2026	2025
Beginning balance	$538	$480
Amounts billed but not recognized as revenues	436	374
Revenues recognized related to the beginning balance of deferred revenue	(357)	(302)
Ending balance	$617	$552
Revenues recognized during the three months ended March 31, 2026 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of March 31, 2026, the aggregate amount of transaction price allocated to remaining performance obligations was $6,275 million, of which approximately 35% is expected to be recognized as revenues within 1 year, approximately 55% is expected to be recognized as revenues within 2 years and approximately 95% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses for trade accounts receivable for the three months ended March 31:

(in millions)	2026	2025
Beginning balance	$23	$26
Credit loss (income) expense (1)	(4)	4
Write-offs charged against the allowance	—	(2)
Ending balance	$19	$28

(1)Reported in "Selling, general and administrative expenses" in our unaudited consolidated statements of operations.

Note 3 — Business Combinations
On January 1, 2026, pursuant to a purchase agreement, we acquired 100% ownership in 3Cloud, one of the largest independent Microsoft Azure services providers and a global leader in Azure-dedicated AI enablement solutions and products. On December 31, 2025, we placed cash consideration of $733 million in escrow, which was deemed to be restricted cash and included in "Other noncurrent assets" in our consolidated statement of financial position.

Cognizant Technology Solutions	13	March 31, 2026 Form 10-Q

The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	3Cloud	Weighted Average Useful Life
Cash	$3
Trade accounts receivable	26
Other current assets	2
Property and equipment and other noncurrent assets	2
Non-deductible goodwill	118
Tax-deductible goodwill	473
Customer relationship assets	130	6.0 years
Other definite-lived intangible assets	2	1.0 year
Other current liabilities	(25)
Deferred income tax liabilities, net	(3)
Purchase price	$728

Goodwill from our acquisition of 3Cloud has been allocated across all of our reportable segments. The primary items that generated goodwill are the acquired assembled workforce and synergies between the acquired companies and us, neither of which qualify as identifiable intangible assets. The above allocations are preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.

Note 4 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2026	December 31, 2025
Compensation and benefits	$1,050	$1,490
Customer volume and other incentives	323	317
Liabilities related to the sale of third-party products	370	242
Professional fees	184	193
Income taxes	19	18
Other	458	404
Total accrued expenses and other current liabilities	$2,404	$2,664

Note 5 — Debt
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027.
The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement. Since the issuance of the Term Loan, the Term Loan has been a Term Benchmark loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of March 31, 2026.
Short-term Debt
As of each of March 31, 2026 and December 31, 2025, we had $33 million of short-term debt related to current maturities of our Term Loan.

Cognizant Technology Solutions	14	March 31, 2026 Form 10-Q

Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	March 31, 2026	December 31, 2025
Term Loan	569	577
Less:
Current maturities - Term Loan	(33)	(33)
Unamortized deferred financing costs	(1)	(1)
Long-term debt, net of current maturities	$535	$543
The carrying value of our debt approximated its fair value as of March 31, 2026 and December 31, 2025.

Note 6 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2026	2025
Effective income tax rate	24.0%	24.4%
The effective income tax rate for Q1 2026 was positively impacted by $34 million of discrete benefits driven by the agreed terms of an anticipated conclusion of an advance pricing agreement.
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($353 million at the March 31, 2026 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount.
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
As of March 31, 2026 and December 31, 2025, the deposit with the ITD was $369 million and $384 million, respectively, presented in "Other noncurrent assets."
The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.
 We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of March 31, 2026.

Cognizant Technology Solutions	15	March 31, 2026 Form 10-Q

Note 7 — Derivative Financial Instruments
In the normal course of business, we use foreign exchange forward to manage foreign currency exchange rate risk. Derivatives may give rise to credit risk from the possible non-performance by counterparties. Credit risk is limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to the foreign exchange derivative contracts set forth in the table below are subject to master netting arrangements, such as the International Swaps and Derivatives Association Master Agreement, with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to the foreign exchange derivative contracts, as applicable, on a gross basis, with no offsets, in our unaudited consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to the foreign exchange derivative contracts.
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		March 31, 2026		December 31, 2025
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$3	$—	$1	$—
	Accrued expenses and other current liabilities	—	128	—	63
	Other noncurrent liabilities	—	46	—	22
	Total	3	174	1	85
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	2	—	2	—
	Accrued expenses and other current liabilities	—	5	—	1
	Total	2	5	2	1
Total		$5	$179	$3	$86

Cash Flow Hedges
We have entered and continue to enter into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2026, 2027 and the first three months of 2028. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of March 31, 2026, we estimate that $93 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

Cognizant Technology Solutions	16	March 31, 2026 Form 10-Q

The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	March 31, 2026	December 31, 2025
2026	$1,800	$2,290
2027	1,320	1,020
2028	150	—
Total notional value of contracts outstanding	$3,270	$3,310
The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 9.
Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the second quarter of 2026. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	March 31, 2026		December 31, 2025
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$781	$(3)	$748	$1
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the three months ended March 31:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
(in millions)		2026	2025
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$2	$(1)
The related cash flow impacts of all the derivative activities are reflected as cash flows from operating activities.

Cognizant Technology Solutions	17	March 31, 2026 Form 10-Q

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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2026:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15	$—	$—	$15
Time deposits	—	380	—	380
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	12	—	—	12
Other current assets:
Foreign exchange forward contracts	—	5	—	5
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(133)	—	(133)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(46)	—	(46)

Cognizant Technology Solutions	18	March 31, 2026 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24	$—	$—	$24
Time deposits	—	183	—	183
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	12	—	—	12
Other current assets:
Foreign exchange forward contracts	—	3	—	3
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(64)	—	(64)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(22)	—	(22)
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The carrying value of the time deposits approximated fair value as of March 31, 2026 and December 31, 2025.
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
During the three months ended March 31, 2026 and the year ended December 31, 2025, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	19	March 31, 2026 Form 10-Q

Note 9 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three months ended March 31, 2026:

(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$11	$1	$12
Change in foreign currency translation adjustments	(32)	(7)	(39)
Ending balance	$(21)	$(6)	$(27)
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(84)	$21	$(63)
Unrealized (losses) arising during the period	(121)	30	(91)
Reclassifications of net losses to:
Cost of revenues	30	(7)	23
SG&A expenses	4	(1)	3
Net change	(87)	22	(65)
Ending balance	$(171)	$43	$(128)
Changes in net defined benefit obligations:
Beginning balance	$(149)	$40	$(109)
Prior service costs and gains and losses, net of amortization	57	(19)	38
Ending balance	$(92)	$21	$(71)
Accumulated other comprehensive income (loss):
Beginning balance	$(222)	$62	$(160)
Other comprehensive income (loss)	(62)	(4)	(66)
Ending balance	$(284)	$58	$(226)

Cognizant Technology Solutions	20	March 31, 2026 Form 10-Q

Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three months ended March 31, 2025:

(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(261)	$7	$(254)
Change in foreign currency translation adjustments	97	6	103
Ending balance	$(164)	$13	$(151)
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(34)	$9	$(25)
Unrealized gains arising during the period	30	(8)	22
Reclassifications of net gains to:
Cost of revenues	7	(2)	5
SG&A expenses	1	—	1
Net change	38	(10)	28
Ending balance	$4	$(1)	$3
Changes in net defined benefit obligations:
Beginning balance	$(20)	$3	$(17)
Prior service costs and gains and losses, net of amortization	—	—	—
Ending balance	$(20)	$3	$(17)
Accumulated other comprehensive income (loss):
Beginning balance	$(315)	$19	$(296)
Other comprehensive income (loss)	135	(4)	131
Ending balance	$(180)	$15	$(165)

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

Cognizant Technology Solutions	21	March 31, 2026 Form 10-Q

awarded TriZetto and Cognizant approximately $15 million in attorney’s fees. On October 23, 2024, the USDC-SDNY granted TriZetto and Cognizant’s motion for a new trial on the amount of compensatory damages owed to TriZetto and Cognizant. On June 24, 2025, the parties proceeded to trial, and on June 30, 2025, the jury returned a verdict in favor of TriZetto and Cognizant, awarding $70 million in compensatory damages. On March 27, 2026, the USDC-SDNY issued an order on post-trial motions that would bring Cognizant’s award up to approximately $298 million, comprising compensatory damages, punitive damages, pre-judgment interest, and attorney’s fees. The USDC-SDNY also awarded post-judgment interest, which would be added to the total award. Entry of judgment remains pending. Thereafter, we expect Syntel to appeal and thus we will not record any gain in our financial statements until it becomes realizable.
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

Cognizant Technology Solutions	22	March 31, 2026 Form 10-Q

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

Cognizant Technology Solutions	23	March 31, 2026 Form 10-Q

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
In the first quarter of 2026, we made certain changes to the internal measurement of segment operating profit for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to reflect a more complete cost of delivery. Specifically, segment operating profit now includes the allocation of corporate costs, which were previously included in "unallocated costs", including amortization expense related to acquired intangible assets. Beginning in 2026, segment operating profits have been reported using the new allocation methodology and we have recast the 2025 results to conform to the new methodology.
Revenue from each client is attributed to the operating segment that is most closely aligned with the client's business we serve. Segment operating profit represents income from operations excluding unusual items, such as the gain on sale of property and equipment in the first quarter of 2025 (See Note 1), which are presented as unallocated benefits/costs. Our CODM is not regularly provided with segment expenses.
We do not disclose assets by segment as a significant portion of the assets is used interchangeably among the segments and our CODM is not provided such information.
Information by reportable segment were as follows:

	Three Months Ended March 31, 2026
(in millions)	HS	FS	P&R	CMT	Total
Revenues	$1,579	$1,644	$1,321	$869	$5,413
Less: Other segment items	1,264	1,392	1,143	771	4,570
Segment operating profit	$315	$252	$178	$98	$843
Unallocated benefits/(costs)					—
Income from operations					$843

	Three Months Ended March 31, 2025
(in millions)	HS	FS	P&R	CMT	Total
Revenues	$1,571	$1,462	$1,278	$804	$5,115
Less: Other segment items	1,283	1,219	1,099	723	4,324
Segment operating profit	$288	$243	$179	$81	$791
Unallocated benefits/(costs)					62
Income from operations					$853
Other segment items for each reportable segment primarily include employee compensation and benefits, subcontractor costs, costs of third-party products and services related to revenue and project-related travel.

Cognizant Technology Solutions	24	March 31, 2026 Form 10-Q

Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	March 31, 2026	December 31, 2025
Long-lived Assets: (1)
North America (2)	$307	$300
Europe	67	67
Rest of World (3)	581	566
Total	$955	$933

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 12 — Subsequent Events
Dividend
On April 27, 2026, the Board of Directors approved the Company's declaration of a $0.33 per share dividend with a record date of May 18, 2026 and a payment date of May 27, 2026.
Acquisition
On April 25, 2026, we entered into a definitive agreement to acquire Astreya Partners, Inc., a platform-led, global AI-first IT managed services and solutions provider, for approximately $600 million in cash payable upon closing, subject to customary closing adjustments, plus a contingent earn-out. This acquisition is expected to expand our AI infrastructure foundation capabilities.

Cognizant Technology Solutions	25	March 31, 2026 Form 10-Q

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
Q1 2026 Financial Results1

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue up $298 million or 5.8% from Q1 2025; an increase of 3.9% in constant currency[1]	Income from Operations down $10 million or 1.2% from Q1 2025 Adjusted Income from Operations[1] up $52 million or 6.6% from Q1 2025	Operating margin down 110 bps from Q1 2025 Adjusted Operating Margin[1] up 10 bps from Q1 2025	Diluted EPS up $0.05 or 3.7% from Q1 2025 Adjusted Diluted EPS[1] up $0.17 or 13.8% from Q1 2025
During the quarter ended March 31, 2026, revenues increased by $298 million as compared to the quarter ended March 31, 2025, representing growth of 5.8%, or 3.9% on a constant currency1 basis. Revenue growth was positively impacted by the ramp up of several recently won large deals and increasing demand for our intuitive operations and automation services as well as our AI and analytics services. Additionally, revenue growth was positively impacted by the sale of third-party products in connection with our integrated offerings strategy and our recently completed acquisition. See 'Revenues - Reportable Business Segments and Geographic Markets' within Results of Operations for further details.
Our GAAP operating margin and Adjusted Operating Margin1 were both 15.6% for the quarter ended March 31, 2026, as there were no adjustments for unusual items to report in our calculation of Adjusted Operating Margin for that period. Our GAAP operating margin and Adjusted Operating Margin were 16.7% and 15.5%, respectively, for the quarter ended March 31, 2025. Our operating margin for the quarter ended March 31, 2026, as compared to the quarter ended March 31, 2025, was positively impacted by operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by the impact of the sale of third-party products in connection with our integrated offerings strategy, the dilutive impact of our recently completed acquisition and increased compensation costs. In addition, our GAAP operating margin for the quarter ended March 31, 2025 was positively impacted by 120 basis points, or $62 million, from the gain on sale of property and equipment, which was excluded from our Adjusted Operating Margin.

1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	26	March 31, 2026 Form 10-Q

As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. During the first quarter of 2026, we modified our definition of Voluntary Attrition - Tech Services to exclude certain categories of negotiated separations and have recast prior periods to conform to the new definition. For the trailing twelve months ended March 31, 2026, our Voluntary Attrition - Tech Services was 12.3% as compared to 12.0% for the trailing twelve months ended March 31, 2025. We finished the first quarter of 2026 with approximately 357,600 employees as compared to 336,300 employees at the end of the first quarter of 2025.
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
In the second quarter of 2026, we introduced Project Leap, a program designed to accelerate our transformation to the operating model of the future by funding investments in our integrated offerings, AI capabilities and partnerships, reshaping productivity through competitive offerings and upskilling our workforce. By fostering a workforce that is properly sized, AI-enabled and possesses the skills required for success as well as optimizing our technology footprint, we aim to streamline operations and enhance productivity through AI-led efficiencies, creating a more agile and cost-effective operating model.

In connection with Project Leap, we expect to record costs of $230 million to $320 million, with substantially all of the costs expected to be incurred in 2026. Cash payments related to the costs are expected to be made primarily over the same period. This consists of $200 million to $270 million of employee severance and other personnel related costs and $30 million to $50 million of other charges. This program is expected to generate in-year savings of approximately $200 million to $300 million in 2026, which will be used primarily to fund investments as described above. The estimates of the charges and expenditures that we expect to incur in connection with Project Leap, the timing thereof, and the savings expected to be generated are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with Project Leap. Costs related to Project Leap will be removed from our calculation of Adjusted Operating Margin, Adjusted Income from Operations and Adjusted Diluted EPS.
In addition to Project Leap, potential tax law and other regulatory and administrative changes, including judicial decisions thereon, may impact our future results. The Government of India implemented labor law reforms effective November 21, 2025, including the Code on Social Security, 2020. Certain aspects of the Labor Code rely on the issuance of rules and regulations. Additionally, the Government of India is in the process of clarifying certain aspects of the Labor Code. The issuance of rules and regulations as well as the outcome of these clarifications could impact our compensation and benefit expenses in India. In addition, in March 2024, India and Mauritius signed a Protocol to amend the India-Mauritius Income Tax Treaty. We continue to evaluate the potential impact of the amendment, which, depending on its final terms when entered into force, could increase our effective income tax rate, as CTS India is a subsidiary of our wholly-owned Mauritius entity. For additional information, see "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cognizant Technology Solutions	27	March 31, 2026 Form 10-Q

Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2026	Revenues	2025	Revenues	$	%
Revenues	$5,413	100.0	$5,115	100.0	$298	5.8
Operating expenses:
Cost of revenues(a)	3,638	67.2	3,397	66.4	241	7.1
Selling, general and administrative expenses(a)	791	14.6	791	15.5	—	—
Depreciation and amortization expense	141	2.6	136	2.7	5	3.7
(Gain) on sale of property and equipment	—	—	(62)	(1.2)	62	(100.0)
Income from operations and operating margin	843	15.6	853	16.7	(10)	(1.2)
Other income (expense), net	24		19		5	26.3
Income before provision for income taxes	867	16.0	872	17.0	(5)	(0.6)
Provision for income taxes	(208)		(213)		5	(2.3)
Income (loss) from equity method investments	3		4		(1)	(25.0)
Net income	$662	12.2	$663	13.0	$(1)	(0.2)
Diluted EPS	$1.39		$1.34		$0.05	3.7

Other Financial Information[2]
Adjusted Income from Operations and Adjusted Operating Margin	$843	15.6	$791	15.5	$52	6.6
Adjusted Diluted EPS	$1.40		$1.23		$0.17	13.8

(a)Exclusive of depreciation and amortization expense.2

2 Adjusted Income from Operations, Adjusted Operating Margin and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	28	March 31, 2026 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $5,413 million across our business segments and geographies were as follows for the three months ended March 31, 2026:

Q1 2026 as compared to Q1 2025	Increase/(Decrease)
(Dollars in millions)	$	%	CC %[3]
Health Sciences	8	0.5	(0.9)
Financial Services	182	12.4	10.2
Products and Resources	43	3.4	1.1
CMT	65	8.1	6.5
Total revenues	$298	5.8	3.9

Q1 2026 as compared to Q1 2025	Increase/(Decrease)
(Dollars in millions)	$	%	CC %[3]
North America	$198	5.1	4.9
United Kingdom	52	11.4	4.6
Continental Europe	37	7.5	(3.1)
Europe - Total	89	9.4	0.6
Rest of World	11	3.5	1.5
Total revenues	$298	5.8	3.9

Foreign currency exchange movements impacted revenue across segments and geographies as shown in the tables above. Constant currency revenue growth was driven by the following factors:3
•    Revenue growth across all geographies, primarily in our Financial Services segment, was positively impacted by the ramp up of several recently won large deals and increasing demand for our intuitive operations and automation services as well as our AI and analytics services;
•    The sale of third-party products, primarily in North America, in connection with our integrated offerings strategy, contributed approximately 140 basis points to overall revenue growth. These sales contributed 1,000 basis points of growth to our Communications Media and Technology segment and 250 basis points growth to our Financial Services segment;
•    Our recently completed acquisition contributed approximately 90 basis points to overall revenue growth, across all segments in North America;
•    Revenue growth in our Health Sciences segment was negatively impacted by 300 basis points due to lower sales of third-party products in the first quarter of 2026 as compared to 2025. This impact was partially offset by continued services demand from life sciences customers;
•    Excluding the sale of third-party products, our Communications Media and Technology segment has seen and may continue to see weakness among communications and media customers, partially offset by growth in technology customers.

3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	29	March 31, 2026 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$241M
é	0.8% as a % of revenues
¡	% of Revenues

Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, project-related immigration and travel for technical personnel, subcontracting and costs of third-party products and services relating to revenues. The increase, as a percentage of revenues, was primarily driven by the impact of the sale of third-party products in connection with our integrated offerings strategy and increased compensation costs, partially offset by the beneficial impact of foreign currency exchange rate movements.

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily driven by operational efficiencies, partially offset by the dilutive impact of our recently completed acquisition.

Flat
ê	0.9% as a % of revenues
¡	% of Revenues

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 3.7% during the first quarter of 2026 as compared to the first quarter of 2025. The increase was driven by amortization expense from intangible assets related to our recently completed acquisition.

Operating Margin and Adjusted Operating Margin[4] - Overall
Our GAAP and Adjusted Operating Margins4 for the quarter ended March 31, 2026, as compared to the quarter ended March 31, 2025, were positively impacted by operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by the impact of the sale of third-party products in connection with our integrated offerings strategy, the dilutive impact of our recently completed acquisition and increased compensation costs. In addition, our GAAP operating margin for the quarter ended March 31, 2025 was positively impacted by 120 basis points, or $62 million, from the gain on sale of property and equipment, which was excluded from our Adjusted Operating Margin.
A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 22% of our global operating costs during the three months ended March 31, 2026. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee positively impacted our operating margin for the three months ended March 31, 2026 by approximately 50 basis points as compared to the three months ended March 31, 2025.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 100 basis points during the three months ended March 31, 2026. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 17 basis points (excluding the impact of the hedges). The settlement of our cash flow hedges had a negative impact of approximately 65 basis points on our operating margin during the three months ended March 31, 2026, compared to a negative impact of approximately 15 basis points during the three months ended March 31, 2025.
4 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	30	March 31, 2026 Form 10-Q

Segment Operating Profit
In the first quarter of 2026, we made certain changes to the internal measurement of segment operating profit for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to reflect a more complete cost of delivery. Specifically, segment operating profit now includes the allocation of corporate costs, which were previously included in "unallocated costs", including amortization expense related to acquired intangible assets. Beginning in 2026, segment operating profits have been reported using the new allocation methodology and we have recast the 2025 results to conform to the new methodology.
Segment operating profit and operating margin percentage were as follows:

Segment operating profit	%	Segment operating margin
In the first quarter of 2026, segment operating margins across all our segments were positively impacted by operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by the dilutive impact of our recently completed acquisition and increased compensation costs. On a year-over-year basis, the timing of sales of third-party products positively impacted the change in segment operating margin in Health Sciences, while negatively impacting Financial Services, Product and Resources and Communications, Media and Technology. In addition, segment operating margin in Communications, Media and Technology was positively impacted by increased profitability of several large customers.
Total segment operating profit and operating margin were as follows for the three months ended March 31:

(Dollars in millions)	2026	% of Revenues	2025	% of Revenues	Increase/(Decrease)
Total segment operating profit	$843	15.6	$791	15.5	$52
Unallocated benefits/(costs)	—	—	62	1.2	(62)
Income from operations	$843	15.6	$853	16.7	$(10)
Unallocated benefits for the three months ended March 31, 2025 represents the 2025 gain on sale of property and equipment. See Note 1 to our unaudited consolidated financial statements for additional information.

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended March 31:

(in millions)	2026	2025	Increase/ Decrease
Foreign currency exchange gains	$16	$3	$13
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	2	(1)	3
Foreign currency exchange gains (losses), net	18	2	16
Interest income	22	30	(8)
Interest expense	(7)	(12)	5
Other, net	(9)	(1)	(8)
Total other income (expense), net	$24	$19	$5
The foreign currency exchange gains were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of March 31, 2026, the notional value of our undesignated hedges was

Cognizant Technology Solutions	31	March 31, 2026 Form 10-Q

$781 million. Interest income declined for the three months ended March 31, 2026, driven by lower invested balances and lower yields as compared to the three months ended March 31, 2025. Higher interest expense during the three months ended March 31, 2025 was driven by the outstanding balance under our revolving credit facility during that period. The increase in expenses in Other, net was related to our India defined benefit plans as a result of the enactment of the Labor Code reforms in 2025.

Provision for Income Taxes

ê	$5M
¡ Effective Income Tax Rate ê 0.4%

The effective income tax rate for Q1 2026 was positively impacted by $34 million of discrete benefits driven by the agreed terms of an anticipated conclusion of an advance pricing agreement.

Net Income
Net income was relatively flat when comparing Q1 2026 to Q1 2025.

ê	$1M

¡ ê 0.8% of Revenues

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

Our non-GAAP financial measures Adjusted Operating Margin and Adjusted Income from Operations exclude unusual items, such as the gain on sale of property and equipment in the first quarter of 2025. Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, such as the gain on sale of property and equipment, and net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.

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

Cognizant Technology Solutions	32	March 31, 2026 Form 10-Q

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

	2026	% of Revenues	2025	% of Revenues
GAAP income from operations and operating margin	$843	15.6	$853	16.7
(Gain) on sale of property and equipment(1)	—	—	(62)	(1.2)
Adjusted Income from Operations and Adjusted Operating Margin	$843	15.6	$791	15.5

GAAP diluted EPS	$1.39		$1.34
Effect of above adjustments, pre-tax	—		(0.13)
Non-operating foreign currency exchange (gains) losses, pre-tax(2)	(0.04)		—
Tax effect of above adjustments(3)	0.05		0.02
Adjusted Diluted EPS	$1.40		$1.23

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
(3)Presented below are the tax impacts of our non-GAAP adjustments to pre-tax income:

	Three Months Ended March 31,
(in millions)	2026	2025
Non-GAAP income tax benefit (expense) related to:
Gain on sale of property and equipment	$—	$(9)
Foreign currency exchange gains and losses	(22)	(3)
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

Liquidity and Capital Resources
Cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of March 31, 2026, we had cash, cash equivalents and short-term investments of $1,517 million and available capacity under our credit facility of $1.85 billion.

The following table provides a summary of cash flows for the three months ended March 31:

(in millions)	2026	2025	Increase / Decrease
Net cash provided by (used in):
Operating activities	$274	$400	$(126)
Investing activities	(806)	(7)	(799)
Financing activities	(597)	(657)	60
Operating activities
The decrease in cash provided by operating activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by higher incentive based compensation payments in 2026.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 84 days as of March 31, 2026, an increase of 3 days from 81 days as of December 31, 2025. Our DSO was 81 days as of March 31, 2025, an increase of 3 days from 78 days as of December 31, 2024.

Cognizant Technology Solutions	33	March 31, 2026 Form 10-Q

Investing activities
The increase in cash used in investing activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was driven by the payment for the acquisition of 3Cloud in 2026 and the gain on sale of property and equipment in 2025.
Financing activities
The decrease in cash used in financing activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by the repayment of the outstanding balance under the revolving credit facility in 2025, partially offset by increased repurchases of common stock during 2026.
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2026 and through the date of this filing. See Note 5 to our unaudited consolidated financial statements.

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
We expect operating cash flows, cash and short-term investment balances, together with the available capacity under our revolving credit facilities, to be sufficient to meet our operating requirements, including purchase commitments, tax payments, payments related to Project Leap and servicing our debt for the next twelve months. The ability to expand and grow our business in accordance with current plans, make acquisitions, meet long-term capital requirements beyond a twelve-month period and execute our capital return plan will depend on many factors, including the rate, if any, at which cash flow increases, our ability and willingness to pay for acquisitions with capital stock and the availability of public and private debt, including the ability to extend the maturity of or refinance our existing debt, and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

Commitments and Contingencies
See Note 10 to our unaudited consolidated financial statements.

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue, including the application of the cost-

Cognizant Technology Solutions	34	March 31, 2026 Form 10-Q

to-cost method of measuring progress to completion for certain fixed-price contracts, income taxes, business combinations and valuation of goodwill and other long-lived assets. We base our estimates on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited consolidated financial statements. For a discussion of our critical accounting estimates, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Adopted and New Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in "Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	35	March 31, 2026 Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 to our unaudited consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in "Part I, Item 1A, Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except as follows:
Project Leap, including the associated reductions in headcount, could disrupt our business, may not result in anticipated savings, and could result in total costs and expenses that are greater than expected.
In the second quarter of 2026, we introduced Project Leap, a program designed to accelerate our transformation to the operating model of the future by funding investments in our integrated offerings, AI capabilities and partnerships, reshaping productivity through competitive offerings and upskilling our workforce. In connection with Project Leap, we announced that we expect to record total costs of $230 million to $320 million consisting of $200 million to $270 million of employee severance and other personnel related costs and $30 million to $50 million of other charges. Project Leap may disrupt operations, cause the loss of institutional knowledge and expertise, and harm our ability to recruit new employees and retain our remaining employees, all of which could have an adverse effect on our ability to deliver client services and execute on our business plan. There can be no assurance that we will be successful in implementing Project Leap. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from Project Leap due to unforeseen difficulties, delays or unexpected costs. If the actual amount and timing of costs differ from our current expectations and estimates or we are unable to realize the expected operational efficiencies and cost savings from Project Leap, our operating results and financial condition would be adversely affected. Furthermore, we may incur unanticipated charges or be required to make cash payments as a result of Project Leap that were not previously contemplated, which could result in an adverse effect on our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
Our stock repurchase program was initially adopted in 2017 and has been amended from time to time, including most recently in March 2025, to authorize the repurchase of up to $13.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under 10b5-1 Plans in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining balance of $1,491 million as of March 31, 2026. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and depend upon market conditions and other factors.
During the three months ended March 31, 2026, we repurchased $427 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2026 - January 31, 2026	1,188,829	$84.12	1,188,829	$1,818
February 1, 2026 - February 28, 2026	3,019,057	65.32	3,019,057	1,621
March 1, 2026 - March 31, 2026	2,057,471	63.33	2,057,471	1,491
Total	6,265,357	$68.23	6,265,357
The aggregate purchase price and weighted average price per share do not include the excise tax on net stock repurchases. The excise tax was immaterial for the three months ended March 31, 2026.
During the three months ended March 31, 2026, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our Class A common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended March 31, 2026, such repurchases totaled 0.3 million shares at an aggregate cost of $17 million.

Cognizant Technology Solutions	36	March 31, 2026 Form 10-Q

Item 5. Other Information
(a) Other Information
On April 29, 2026, we committed to Project Leap described in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Business Outlook (“Business Outlook”). Project Leap is a program designed to accelerate our transformation to the operating model of the future by funding investments in our integrated offerings, AI capabilities and partnerships, reshaping productivity through competitive offerings and upskilling our workforce. By fostering a workforce that is properly sized, AI-enabled and possesses the skills required for success as well as optimizing our technology footprint, we aim to streamline operations and enhance productivity through AI-led efficiencies, creating a more agile and cost-effective operating model. Decisions regarding the elimination of positions are subject to local law and consultation requirements in certain countries, as well as our business needs. The total restructuring charges expected in connection with this program and the anticipated timing of such costs are described under Business Outlook and are incorporated into this item.
(c) Trading Plans
No director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K) during the three months ended March 31, 2026.

Cognizant Technology Solutions	37	March 31, 2026 Form 10-Q

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, dated June 4, 2024	8-K	000-24429	3.1	6/7/2024
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
10.1
Form of First Amendment to [Amended and Restated] Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, between the Company and each of the following current Executive Officers: Ravi Kumar Singisetti, Jatin Dalal, Balu Ganesh Ayyar, Kathryn Diaz, Surya Gummadi and John Kim
Filed
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	38	March 31, 2026 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	April 29, 2026	By:	/s/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2026	By:	/s/ JATIN DALAL
Jatin Dalal,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	39	March 31, 2026 Form 10-Q