Form 10-Q
period 2026-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2026-07-29
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2026
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 24, 2026:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	450,444,209

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

GLOSSARY

Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial intelligence
ASC	Accounting Standards Codification
ASR	Accelerated Share Repurchase
CC	Constant Currency
CE	Continental Europe
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
CODM	Chief Operating Decision Maker
Credit Agreement	Credit agreement with a commercial bank syndicate dated April 18, 2024, as amended
CTS India	Our principal operating subsidiary in India
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
GenAI	Generative artificial intelligence
HS	Health Sciences
High Court	Madras, India High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IP	Intellectual property
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
Labor Code	Labor law reforms implemented by the Government of India effective November 21, 2025, including the Code on Social Security, 2020
NA	North America
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
P&R	Products & Resources
Project Leap	Program introduced in Q2 2026 aimed at streamlining operations and enhancing productivity through AI-led efficiencies
Recently completed acquisitions	Acquisitions that were completed in the 12 months preceding the beginning of the reporting period (in order to identify the impact of such acquisitions for the first twelve months of ownership)
RoW	Rest of World
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.
Term Loan	Unsecured term loan under the Credit Agreement
Title VII	Title VII of the Civil Rights Act of 1964, 42 U.S.C. § 2000e et seq.
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-CDCA	United States District Court for the Central District of California
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York
Voluntary Attrition - Tech Services	Includes all voluntary separations with the exception of employees in our Intuitive Operations and Automation practice and certain categories of negotiated separations

Cognizant Technology Solutions	1	June 30, 2026 Form 10-Q

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues, operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the competitive marketplace for talent and future attrition trends, anticipated effective income tax rate and income tax expense, liquidity, financing strategy, access to capital, capital return strategy, investment strategies, cost management, plans and objectives, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of and costs associated with regulatory and litigation matters, matters related to Project Leap and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
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

Cognizant Technology Solutions	2	June 30, 2026 Form 10-Q

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
•risks related to infringement upon the IP rights of others or having our IP rights infringed upon; and
•the other risks described herein, as well as the factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

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

Cognizant Technology Solutions	3	June 30, 2026 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,038	$1,901
Short-term investments	13	13
Trade accounts receivable, net	4,780	4,439
Other current assets	1,728	1,465
Total current assets	7,559	7,818
Property and equipment, net	981	933
Operating lease assets, net	555	573
Goodwill	8,083	7,106
Intangible assets, net	1,675	1,417
Deferred income tax assets, net	764	967
Long-term investments	106	111
Other noncurrent assets	1,102	1,767
Total assets	$20,825	$20,692
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$357	$308
Deferred revenue	490	501
Short-term debt	33	33
Operating lease liabilities	145	153
Accrued expenses and other current liabilities	2,439	2,664
Total current liabilities	3,464	3,659
Deferred revenue, noncurrent	31	37
Operating lease liabilities, noncurrent	389	423
Deferred income tax liabilities, net	177	168
Long-term debt	1,527	543
Other noncurrent liabilities	775	847
Total liabilities	6,363	5,677
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 452 and 479 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	11	12
Retained earnings	14,647	15,158
Accumulated other comprehensive income (loss)	(201)	(160)
Total stockholders’ equity	14,462	15,015
Total liabilities and stockholders’ equity	$20,825	$20,692
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	4	June 30, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$5,481	$5,245	$10,894	$10,360
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,652	3,479	7,290	6,876
Selling, general and administrative expenses	728	810	1,519	1,601
Restructuring charges	84	—	84	—
Depreciation and amortization expense	143	139	284	275
(Gain) on sale of property and equipment	—	—	—	(62)
Income from operations	874	817	1,717	1,670
Other income (expense), net:
Interest income	18	23	40	53
Interest expense	(13)	(9)	(20)	(21)
Foreign currency exchange gains (losses), net	7	7	25	9
Other, net	(11)	4	(20)	3
Total other income (expense), net	1	25	25	44
Income before provision for income taxes	875	842	1,742	1,714
Provision for income taxes	(231)	(197)	(439)	(410)
Income (loss) from equity method investments	(8)	—	(5)	4
Net income	$636	$645	$1,298	$1,308
Basic earnings per share	$1.36	$1.31	$2.76	$2.65
Diluted earnings per share	$1.36	$1.31	$2.75	$2.65
Weighted average number of common shares outstanding - Basic	466	492	471	493
Dilutive effect of shares issuable under stock-based compensation plans	—	—	1	—
Weighted average number of common shares outstanding - Diluted	466	492	472	493
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	June 30, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$636	$645	$1,298	$1,308
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16)	197	(55)	300
Unrealized gains and losses on cash flow hedges	35	10	(30)	38
Changes in net defined benefit obligations	6	1	44	1
Other comprehensive income (loss)	25	208	(41)	339
Comprehensive income	$661	$853	$1,257	$1,647
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	June 30, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	479	$5	$12	$15,158	$(160)	$15,015
Net income	—	—	—	662	—	662
Other comprehensive income (loss)	—	—	—	—	(66)	(66)
Common stock issued, stock-based compensation plans	1	—	17	—	—	17
Stock-based compensation expense	—	—	46	—	—	46
Repurchases of common stock	(6)	—	(58)	(390)	—	(448)
Dividends declared, $0.33 per share	—	—	—	(158)	—	(158)
Balance, March 31, 2026	474	5	17	15,272	(226)	15,068
Net income	—	—	—	636	—	636
Other comprehensive income (loss)	—	—	—	—	25	25
Common stock issued, stock-based compensation plans	1	—	12	—	—	12
Stock-based compensation expense	—	—	53	—	—	53
Repurchases of common stock	(23)	—	(71)	(1,103)	—	(1,174)
Dividends declared, $0.33 per share	—	—	—	(158)	—	(158)
Balance, June 30, 2026	452	$5	$11	$14,647	$(201)	$14,462

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	495	$5	$13	$14,686	$(296)	$14,408
Net income	—	—	—	663	—	663
Other comprehensive income (loss)	—	—	—	—	131	131
Common stock issued, stock-based compensation plans	1	—	19	—	—	19
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(3)	—	(55)	(155)	—	(210)
Dividends declared, $0.31 per share	—	—	—	(154)	—	(154)
Balance, March 31, 2025	493	5	19	15,040	(165)	14,899
Net income	—	—	—	645	—	645
Other comprehensive income (loss)	—	—	—	—	208	208
Common stock issued, stock-based compensation plans	—	—	14	—	—	14
Stock-based compensation expense	—	—	48	—	—	48
Repurchases of common stock	(4)	—	(67)	(305)	—	(372)
Dividends declared, $0.31 per share	—	—	—	(154)	—	(154)
Balance, June 30, 2025	489	$5	$14	$15,226	$43	$15,288
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	7	June 30, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,298	$1,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	284	275
Deferred income taxes	119	9
Stock-based compensation expense	99	90
Gain on sale of property and equipment	—	(62)
Other, net	14	(15)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable, current	(274)	(320)
Other current and noncurrent assets	(219)	(60)
Accounts payable	29	(29)
Deferred revenues, current and noncurrent	(20)	(10)
Other current and noncurrent liabilities	(498)	(388)
Net cash provided by operating activities	832	798
Cash flows from investing activities:
Purchases of property and equipment	(175)	(144)
Proceeds from sale of property and equipment	—	70
Purchases of other investments	(51)	(16)
Proceeds from maturity or sale of other investments	51	1
Payments for business combinations, net of cash acquired	(1,334)	—
Net cash (used in) investing activities	(1,509)	(89)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	29	33
Repurchases of common stock	(1,607)	(577)
Repayment of Term Loan borrowings and finance lease obligations	(23)	(21)
Proceeds from borrowings under the revolving credit facility	1,000	—
Repayment of notes outstanding under the revolving credit facility	—	(300)
Dividends paid	(316)	(308)
Net cash (used in) financing activities	(917)	(1,173)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	29
(Decrease) in cash, cash equivalents and restricted cash	(1,596)	(435)
Cash, cash equivalents and restricted cash beginning of year	2,634	2,231
Cash and cash equivalents, end of period	$1,038	$1,796
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	8	June 30, 2026 Form 10-Q

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
Accelerated Share Repurchase Agreements
During the three months ended June 30, 2026, we entered into, and completed, ASR agreements with financial institutions to purchase our Class A common stock (the "May 2026 ASR") for consideration of $500 million. In total, 9.7 million shares were repurchased under the May 2026 ASR at an average repurchase price of $51.54. Shares are returned to the status of authorized and unissued shares in the periods they are delivered to us under an ASR. Upfront payments related to ASRs are accounted for as a reduction to stockholders’ equity in the consolidated statements of financial position in the period the payments are made.
Goodwill
The Company evaluates goodwill for impairment annually as of October 31, and more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit has declined below its carrying amount. The Company's most recent annual impairment test, performed as of October 31, 2025, indicated that the fair value of each of the Company's reporting units exceeded its carrying amount, and that there was no impairment.

During the quarter ended June 30, 2026, the Company's common share price and market capitalization declined, reaching a recent low, before partially recovering in July 2026. Management performed a qualitative assessment of this decline, together with other relevant events and circumstances, weighed against positive and mitigating factors and the substantial headroom established at the last annual test, and concluded that it was not more likely than not that the fair value of any of our reporting units was less than the carrying value of any of our reporting units as of June 30, 2026.

The evaluation of whether there were indicators of impairment, and the estimation of a reporting unit's fair value, requires significant management judgment. Although the Company's share price has partially recovered from its recent low, a further decline in the Company's share price and market capitalization, or a deterioration in the operating results, cash flow projections, or other assumptions underlying the fair values of the Company's reporting units before the next annual impairment test on October 31, 2026, could require management to perform an interim quantitative impairment test.

Cognizant Technology Solutions	9	June 30, 2026 Form 10-Q

Recently Adopted Accounting Pronouncements

Date Issued and Topic	Date Adopted and Method	Description	Impact
July 2025 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Adopted effective January 1, 2026 Prospective basis
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
We are currently evaluating the impact on our interim disclosures.

Cognizant Technology Solutions	10	June 30, 2026 Form 10-Q

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

	Three Months Ended June 30, 2026					Six Months Ended June 30, 2026

(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$1,307	$1,263	$918	$639	$4,127	$2,618	$2,439	$1,834	$1,288	$8,179
United Kingdom	60	165	151	116	492	117	336	315	233	1,001
Continental Europe	164	167	171	33	535	332	333	332	68	1,065
Europe - Total	224	332	322	149	1,027	449	669	647	301	2,066
Rest of World	41	138	82	66	327	84	269	162	134	649
Total	$1,572	$1,733	$1,322	$854	$5,481	$3,151	$3,377	$2,643	$1,723	$10,894

Service line:
Consulting and technology services	$925	$1,255	$900	$438	$3,518	$1,838	$2,440	$1,801	$930	$7,009
Outsourcing services	647	478	422	416	1,963	1,313	937	842	793	3,885
Total	$1,572	$1,733	$1,322	$854	$5,481	$3,151	$3,377	$2,643	$1,723	$10,894

Type of contract:
Time and materials	$487	$848	$515	$455	$2,305	$961	$1,628	$1,038	$889	$4,516
Fixed-price	803	825	718	344	2,690	1,609	1,633	1,431	741	5,414
Transaction or volume-based	282	60	89	55	486	581	116	174	93	964
Total	$1,572	$1,733	$1,322	$854	$5,481	$3,151	$3,377	$2,643	$1,723	$10,894

Cognizant Technology Solutions	11	June 30, 2026 Form 10-Q

	Three Months Ended June 30, 2025					Six Months Ended June 30, 2025

(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$1,298	$1,096	$918	$600	$3,912	$2,628	$2,139	$1,829	$1,170	$7,766
United Kingdom	51	159	148	124	482	100	312	285	242	939
Continental Europe	166	160	159	35	520	326	307	312	68	1,013
Europe - Total	217	319	307	159	1,002	426	619	597	310	1,952
Rest of World	36	132	81	82	331	68	251	158	165	642
Total	$1,551	$1,547	$1,306	$841	$5,245	$3,122	$3,009	$2,584	$1,645	$10,360

Service line:
Consulting and technology services	$908	$1,099	$918	$464	$3,389	$1,778	$2,119	$1,805	$913	$6,615
Outsourcing services	643	448	388	377	1,856	1,344	890	779	732	3,745
Total	$1,551	$1,547	$1,306	$841	$5,245	$3,122	$3,009	$2,584	$1,645	$10,360

Type of contract:
Time and materials	$495	$812	$580	$454	$2,341	$976	$1,576	$1,136	$888	$4,576
Fixed-price	750	687	638	338	2,413	1,541	1,338	1,272	672	4,823
Transaction or volume-based	306	48	88	49	491	605	95	176	85	961
Total	$1,551	$1,547	$1,306	$841	$5,245	$3,122	$3,009	$2,584	$1,645	$10,360
Costs to Fulfill
The following table shows significant movements in the capitalized costs to fulfill for the six months ended June 30:

(in millions)	2026	2025
Beginning balance	$161	$209
Costs capitalized	60	20
Amortization expense	(31)	(40)
Impairment charges	—	(7)
Ending balance	$190	$182
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows significant movements in contract assets (current and noncurrent) for the six months ended June 30:

(in millions)	2026	2025
Beginning balance	$466	$386
Revenues recognized during the period but not billed	550	426
Amounts reclassified to trade accounts receivable	(403)	(323)
Amounts acquired in business combinations	17	—
Ending balance	$630	$489

Cognizant Technology Solutions	12	June 30, 2026 Form 10-Q

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the six months ended June 30:

(in millions)	2026	2025
Beginning balance	$538	$480
Amounts billed but not recognized as revenues	394	332
Revenues recognized related to the beginning balance of deferred revenue	(411)	(338)
Ending balance	$521	$474
Revenues recognized during the six months ended June 30, 2026 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of June 30, 2026, the aggregate amount of transaction price allocated to remaining performance obligations was $6,939 million, of which approximately 35% is expected to be recognized as revenues within 1 year, approximately 55% is expected to be recognized as revenues within 2 years and approximately 95% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses for trade accounts receivable for the six months ended June 30:

(in millions)	2026	2025
Beginning balance	$23	$26
Credit loss (income) expense (1)	(2)	5
Write-offs charged against the allowance	—	(5)
Ending balance	$21	$26

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

Cognizant Technology Solutions	13	June 30, 2026 Form 10-Q

On June 22, 2026, pursuant to a purchase agreement, we acquired 100% ownership in Astreya Partners, Inc., a global AI-first IT managed services and solutions provider.
The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	3Cloud	Astreya	Total	Weighted Average Useful Life
Cash	$3	$31	$34
Trade accounts receivable	26	45	71
Other current assets	2	24	26
Property and equipment and other noncurrent assets	2	18	20
Operating lease assets	—	2	2
Non-deductible goodwill	119	407	526
Tax-deductible goodwill	477	—	477
Customer relationship assets	130	250	380	9.2 years
Other definite-lived intangible assets	2	1	3	1.0 year
Other current liabilities	(30)	(32)	(62)
Deferred income tax liabilities, net	(3)	(68)	(71)
Other noncurrent liabilities	—	(13)	$(13)
Purchase price, inclusive of contingent consideration[1]	$728	$665	$1,393

(1)The purchase price for Astreya includes a contingent consideration component with a maximum payout of $25 million, valued at $25 million at the date of acquisition, which is contingent upon achievement of certain business outcomes.
Goodwill from our acquisition of 3Cloud and Astreya have been allocated across all of our reportable segments. The primary items that generated goodwill are the acquired assembled workforce and synergies between the acquired companies and us, neither of which qualify as identifiable intangible assets. The above allocations are preliminary and will be finalized as soon as practicable within the measurement period, but in no event later than one year following the dates of acquisition.

Note 4 — Restructuring Charges
In the second quarter of 2026, we initiated Project Leap, a program designed to accelerate our transformation to the operating model of the future by funding investments in our integrated offerings, AI capabilities and partnerships, reshaping productivity through competitive offerings and upskilling our workforce. In connection with Project Leap, we expect to record total costs of $230 million to $320 million consisting of $200 million to $270 million of employee severance and other personnel related costs and $30 million to $50 million of other charges.
The costs related to Project Leap are reported in "Restructuring charges" in our unaudited consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs.” See Note 12.
Project Leap charges for each of the three and six months ended June 30, 2026 were $84 million and included $56 million of employee separation costs and $28 million of other costs. Other costs included certain facility exit costs and other costs related to Project Leap.
Changes in our accrued employee separation costs related to Project Leap included in "Accrued expenses and other current liabilities" in our unaudited consolidated statements of financial position are presented in the table below for the six months ended June 30:

(in millions)	2026
Beginning balance	$—
Employee separation costs accrued	56
Payments made	(28)
Ending balance	$28

There were no restructuring charges for the three and six months ended June 30, 2025.

Cognizant Technology Solutions	14	June 30, 2026 Form 10-Q

Note 5 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

(in millions)	June 30, 2026	December 31, 2025
Compensation and benefits	$1,047	$1,490
Customer volume and other incentives	298	317
Liabilities related to the sale of third-party products	373	242
Professional fees	206	193
Income taxes	33	18
Other	482	404
Total accrued expenses and other current liabilities	$2,439	$2,664

Note 6 — Debt
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. During the second quarter of 2026, we borrowed $1,000 million under our revolving credit facility. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan.
The Credit Agreement requires interest to be paid, at our option, at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR Rate (each as defined in the Credit Agreement), plus, in each case, an Applicable Margin (as defined in the Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, depending on our public debt ratings or, if we have not received public debt ratings, from 0.875% to 1.125%, depending on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the Credit Agreement. Since the issuance of the Term Loan, the Term Loan has been a Term Benchmark loan. The Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of June 30, 2026.
Short-term Debt
As of each of June 30, 2026 and December 31, 2025, we had $33 million of short-term debt related to current maturities of our Term Loan.
Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	June 30, 2026	December 31, 2025
Notes outstanding under revolving credit facility	$1,000	$—
Term Loan	561	577
Less:
Current maturities - Term Loan	(33)	(33)
Unamortized deferred financing costs	(1)	(1)
Long-term debt, net of current maturities	$1,527	$543
The carrying value of our debt approximated its fair value as of June 30, 2026 and December 31, 2025.

Cognizant Technology Solutions	15	June 30, 2026 Form 10-Q

Note 7 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective income tax rate	26.4%	23.4%	25.2%	23.9%
The effective income tax rate for the six months ended June 30, 2026 was positively impacted by $34 million of discrete benefits in Q1 2026, driven by the agreed terms of an anticipated conclusion of an advance pricing agreement.
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($349 million at the June 30, 2026 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount.
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
As of June 30, 2026 and December 31, 2025, the deposit with the ITD was $365 million and $384 million, respectively, presented in "Other noncurrent assets."
The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.
 We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of June 30, 2026.

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

Cognizant Technology Solutions	16	June 30, 2026 Form 10-Q

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		June 30, 2026		December 31, 2025
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$5	$—	$1	$—
	Other noncurrent assets	4	—	—	—
	Accrued expenses and other current liabilities	—	88	—	63
	Other noncurrent liabilities	—	26	—	22
	Total	9	114	1	85
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	1	—	2	—
	Accrued expenses and other current liabilities	—	2	—	1
	Total	1	2	2	1
Total		$10	$116	$3	$86

Cash Flow Hedges
We have entered and continue to enter into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2026, 2027 and the first six months of 2028. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of June 30, 2026, we estimate that $76 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.
The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	June 30, 2026	December 31, 2025
2026	$1,200	$2,290
2027	1,530	1,020
2028	330	—
Total notional value of contracts outstanding	$3,060	$3,310
The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 10.
Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the third quarter of 2026. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Cognizant Technology Solutions	17	June 30, 2026 Form 10-Q

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	June 30, 2026		December 31, 2025
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$605	$(1)	$748	$1
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the three and six months ended June 30:

	Location of Net (Losses) on Derivative Instruments	Amount of Net (Losses) on Derivative Instruments
(in millions)		2026	2025	2026	2025
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(2)	$(7)	$—	$(8)
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2026:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$46	$—	$—	$46
Time deposits	—	330	—	330
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	12	—	—	12
Other current assets:
Foreign exchange forward contracts	—	6	—	6
Other noncurrent assets:
Foreign exchange forward contracts	—	4	—	4
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(90)	—	(90)
Contingent consideration liabilities	—	—	(25)	(25)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(26)	—	(26)

Cognizant Technology Solutions	18	June 30, 2026 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24	$—	$—	$24
Time deposits	—	183	—	183
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	12	—	—	12
Other current assets:
Foreign exchange forward contracts	—	3	—	3
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(64)	—	(64)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(22)	—	(22)
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The carrying value of the time deposits approximated fair value as of June 30, 2026 and December 31, 2025.
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
During the six months ended June 30, 2026 and the year ended December 31, 2025, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	19	June 30, 2026 Form 10-Q

Note 10 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and six months ended June 30, 2026:

	Three Months			Six Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(21)	$(6)	$(27)	$11	$1	$12
Change in foreign currency translation adjustments	(17)	1	(16)	(49)	(6)	(55)
Ending balance	$(38)	$(5)	$(43)	$(38)	$(5)	$(43)
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(171)	$43	$(128)	$(84)	$21	$(63)
Unrealized gains and (losses) arising during the period	4	(1)	3	(117)	29	(88)
Reclassifications of net losses to:
Cost of revenues	39	(10)	29	69	(17)	52
SG&A expenses	4	(1)	3	8	(2)	6
Net change	47	(12)	35	(40)	10	(30)
Ending balance	$(124)	$31	$(93)	$(124)	$31	$(93)
Changes in net defined benefit obligations:
Beginning balance	$(92)	$21	$(71)	$(149)	$40	$(109)
Gains and (losses), net of amortization	5	1	6	62	(18)	44
Ending balance	$(87)	$22	$(65)	$(87)	$22	$(65)
Accumulated other comprehensive income (loss):
Beginning balance	$(284)	$58	$(226)	$(222)	$62	$(160)
Other comprehensive income (loss)	35	(10)	25	(27)	(14)	(41)
Ending balance	$(249)	$48	$(201)	$(249)	$48	$(201)

Cognizant Technology Solutions	20	June 30, 2026 Form 10-Q

Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and six months ended June 30, 2025:

	Three Months			Six Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(164)	$13	$(151)	$(261)	$7	$(254)
Change in foreign currency translation adjustments	204	(7)	197	301	(1)	300
Ending balance	$40	$6	$46	$40	$6	$46
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$4	$(1)	$3	$(34)	$9	$(25)
Unrealized gains arising during the period	14	(3)	11	44	(11)	33
Reclassifications of net (gains) and losses to:
Cost of revenues	(1)	—	(1)	6	(1)	5
SG&A expenses	—	—	—	1	(1)	—
Net change	13	(3)	10	51	(13)	38
Ending balance	$17	$(4)	$13	$17	$(4)	$13
Changes in net defined benefit obligations:
Beginning balance	$(20)	$3	$(17)	$(20)	$3	$(17)
Gains and (losses), net of amortization	1	—	1	1	—	1
Ending balance	$(19)	$3	$(16)	$(19)	$3	$(16)
Accumulated other comprehensive income (loss):
Beginning balance	$(180)	$15	$(165)	$(315)	$19	$(296)
Other comprehensive income (loss)	218	(10)	208	353	(14)	339
Ending balance	$38	$5	$43	$38	$5	$43

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

Cognizant Technology Solutions	21	June 30, 2026 Form 10-Q

Second Circuit issued its mandate returning the case to the USDC-SDNY. On March 13, 2024, the USDC-SDNY issued a ruling that vacated the alternate compensatory damages awards that were within the scope of the Second Circuit’s remand and awarded TriZetto and Cognizant approximately $15 million in attorney’s fees. On October 23, 2024, the USDC-SDNY granted TriZetto and Cognizant’s motion for a new trial on the amount of compensatory damages owed to TriZetto and Cognizant. On June 24, 2025, the parties proceeded to trial, and on June 30, 2025, the jury returned a verdict in favor of TriZetto and Cognizant, awarding $70 million in compensatory damages. On March 27, 2026, the USDC-SDNY issued an order on post-trial motions that brought Cognizant’s award up to approximately $298 million, comprising compensatory damages, punitive damages, pre-judgment interest, and attorney’s fees. The USDC-SDNY also awarded post-judgment interest, which will be added to the total award. On April 29, 2026, the USDC-SDNY entered judgment. On May 19, 2026 Syntel filed a notice of appeal. Thus, we will not record any gain in our financial statements until it becomes realizable.
On February 28, 2019, a ruling of the SCI interpreting the India Defined Contribution Obligation altered historical understandings of the obligation under the Employees’ Provident Fund and Miscellaneous Provision Act, 1952, extending it to cover additional portions of the employee’s income. As a result, the ongoing contributions of our affected employees and the Company were required to be increased. In the first quarter of 2019, we accrued $117 million with respect to prior periods, assuming retroactive application of the SCI’s ruling, in "Selling, general and administrative expenses" in our unaudited consolidated statement of operations. As a result of the depreciation on the Indian rupee against the U.S. dollar and other adjustments, the liability as of March 31, 2026 was $101 million and was presented in "Accrued expenses and other current liabilities" in our unaudited consolidated statement of financial position.
The Labor Code, which was implemented in November 2025, was designed to repeal and replace the Employees’ Provident Fund and Miscellaneous Provisions Act, 1952, subject to the issuance of applicable rules. The Social Security Rules were published by the government of India in May 2026. Additionally, the government of India notified the Employees Provident Fund Scheme of 2026 in June 2026. As a result of these developments, management concluded that the liability relating to periods where no proceedings had been initiated by the government is no longer required. Thus, in the second quarter of 2026, management recorded a benefit of $81 million in "Selling, general and administrative expenses" in our unaudited consolidated statement of operations. The remaining balance of the liability as of June 30, 2026 was $20 million.
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

On June 1, 2021, an eighth putative shareholder derivative complaint was filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. The complaint asserts claims similar to those in the previously-filed putative shareholder derivative actions. On March 31, 2022, we and certain of our current and former directors and officers moved to dismiss the complaint. On November 30, 2022, the USDC-NJ denied without prejudice those motions. The USDC-NJ ordered the parties to conduct limited discovery related to the issue of whether our board of directors wrongfully refused the plaintiff’s earlier litigation demand and, after the conclusion of such limited discovery, to file targeted motions for summary judgment on the issue of wrongful refusal. On July 25, 2025, we reached an agreement in principle to settle this lawsuit, which later was approved by our board of directors and the individual defendants. On November 26, 2025, plaintiff filed an unopposed motion for preliminary approval of the settlement, which contemplates a payment to Cognizant. On June 30, 2026, the court entered an order preliminarily approving the settlement and scheduled a hearing on September 14, 2026 to determine whether to enter an order finally approving the settlement. The amount of the settlement is expected to be immaterial to the Company’s consolidated financial statements.
See Note 7 for information relating to the ITD Dispute.

Cognizant Technology Solutions	22	June 30, 2026 Form 10-Q

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

Cognizant Technology Solutions	23	June 30, 2026 Form 10-Q

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
Revenue from each client is attributed to the operating segment that is most closely aligned with the client's business we serve. Segment operating profit represents income from operations excluding unusual items, such as Project Leap charges (See Note 4) and the partial reversal of the 2019 India Defined Contribution Obligation liability in the second quarter of 2026 (See Note 11), and the gain on sale of property and equipment in the first quarter of 2025 (See Note 1), which are presented as unallocated benefits/costs. Our CODM is not regularly provided with segment expenses.
We do not disclose assets by segment as a significant portion of the assets is used interchangeably among the segments and our CODM is not provided such information.
Information by reportable segment were as follows:

	Three Months Ended June 30, 2026					Six Months Ended June 30, 2026
(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues	$1,572	$1,733	$1,322	$854	$5,481	$3,151	$3,377	$2,643	$1,723	$10,894
Less: Other segment items	1,260	1,456	1,157	731	4,604	2,524	2,848	2,300	1,502	9,174
Segment operating profit	$312	$277	$165	$123	$877	$627	$529	$343	$221	$1,720
Unallocated benefits/(costs)					(3)					(3)
Income from operations					$874					$1,717

	Three Months Ended June 30, 2025					Six Months Ended June 30, 2025
(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues	$1,551	$1,547	$1,306	$841	$5,245	$3,122	$3,009	$2,584	$1,645	$10,360
Less: Other segment items	1,259	1,297	1,139	733	4,428	2,542	2,516	2,238	1,456	8,752
Segment operating profit	$292	$250	$167	$108	$817	$580	$493	$346	$189	$1,608
Unallocated benefits/(costs)					—					62
Income from operations					$817					$1,670
Other segment items for each reportable segment primarily include employee compensation and benefits, subcontractor costs, costs of third-party products and services and travel expenses.

Cognizant Technology Solutions	24	June 30, 2026 Form 10-Q

Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	June 30, 2026	December 31, 2025
Long-lived Assets: (1)
North America (2)	$331	$300
Europe	66	67
Rest of World (3)	584	566
Total	$981	$933

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 13 — Subsequent Events
Dividend
On July 27, 2026, the Board of Directors approved the Company's declaration of a $0.33 per share dividend with a record date of August 18, 2026 and a payment date of August 25, 2026.

Cognizant Technology Solutions	25	June 30, 2026 Form 10-Q

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
In the second quarter of 2026, we initiated Project Leap, a program designed to accelerate our transformation to the operating model of the future by funding investments in our integrated offerings, AI capabilities and partnerships, reshaping productivity through competitive offerings and upskilling our workforce. By fostering a workforce that is properly sized, AI-enabled and possesses the skills required for success as well as optimizing our technology footprint, we aim to streamline operations and enhance productivity through AI-led efficiencies, creating a more agile and cost-effective operating model.
In connection with Project Leap, in the second quarter of 2026 we incurred $84 million of employee separation and other costs. See Note 4 to our unaudited consolidated financial statements. We expect to record total costs of $230 million to $320 million, with substantially all of the costs expected to be incurred in 2026. Cash payments related to the costs are expected to be made primarily over the same period. This consists of $200 million to $270 million of employee severance and other personnel related costs and $30 million to $50 million of other charges. This program is expected to generate in-year savings of approximately $200 million to $300 million in 2026, which will be used primarily to fund investments as described above. The estimates of the charges and expenditures that we expect to incur in connection with Project Leap, the timing thereof, and the savings expected to be generated are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with Project Leap.
As disclosed in Note 11 to our unaudited consolidated financial statements, management concluded that the portion of the India Defined Contribution Obligation liability recorded in 2019 that relates to periods where no proceedings had been initiated by the government is no longer required. Thus, in the second quarter of 2026, we recorded a benefit of $81 million in "Selling, general and administrative expenses" in our unaudited consolidated statement of operations.
During the second quarter of 2026, we repurchased $1,153 million of our Class A common stock under our stock repurchase program: $653 million through open market purchases and $500 million through ASR agreements. Additionally, we completed our acquisition of Astreya for a purchase price of $634 million, including contingent consideration of $25 million, net of cash acquired, while borrowing $1,000 million under our revolving credit facility. We remain focused on our long-term capital allocation framework, including the flexibility to pursue strategic acquisitions.

Cognizant Technology Solutions	26	June 30, 2026 Form 10-Q

Q2 2026 Financial Results1

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue up $236 million or 4.5% from Q2 2025; an increase of 4.1% in constant currency[1]	Income from Operations up $57 million or 7.0% from Q2 2025 Adjusted Income from Operations[1] up $60 million or 7.3% from Q2 2025	Operating margin up 30 bps from Q2 2025 Adjusted Operating Margin[1] up 40 bps from Q2 2025	Diluted EPS up $0.05 or 3.8% from Q2 2025 Adjusted Diluted EPS[1] up $0.06 or 4.6% from Q2 2025
During the quarter ended June 30, 2026, revenues increased by $236 million as compared to the quarter ended June 30, 2025, representing growth of 4.5%, or 4.1% on a constant currency1 basis. Revenue growth was positively impacted by the ramp up of several recently won large deals and increasing demand for our intuitive operations and automation services as well as our AI and analytics services. Additionally, revenue growth was positively impacted by the sale of third-party products in connection with our integrated offerings strategy and our recently completed acquisitions. See 'Revenues - Reportable Business Segments and Geographic Markets' within Results of Operations for further details.
Our GAAP operating margin increased to 15.9% for the quarter ended June 30, 2026 from 15.6% for the quarter ended June 30, 2025. Our Adjusted Operating Margin1 increased to 16.0% for the quarter ended June 30, 2026 from 15.6% for the quarter ended June 30, 2025. Our operating margins for the quarter ended June 30, 2026, as compared to the quarter ended June 30, 2025, were positively impacted by operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs, the dilutive impact of our recently completed acquisitions and the impact of the sale of third-party products in connection with our integrated offerings strategy. In addition, our GAAP operating margin for the quarter ended June 30, 2026 was negatively impacted by $84 million in costs related to Project Leap (see Note 4) and positively impacted by the $81 million partial reversal of the 2019 India Defined Contribution Obligation liability (see Note 11), both of which were excluded from our Adjusted Operating Margin.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. During the first quarter of 2026, we modified our definition of Voluntary Attrition - Tech Services to exclude certain categories of negotiated separations and have recast prior periods to conform to the new definition. For the trailing twelve months ended June 30, 2026, our Voluntary Attrition - Tech Services was 13.0% as compared to 12.6% for the trailing twelve months ended June 30, 2025. We finished the second quarter of 2026 with approximately 356,700 employees as compared to 343,800 employees at the end of the second quarter of 2025.
1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	27	June 30, 2026 Form 10-Q

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
Potential tax law and other regulatory and administrative changes, including judicial decisions thereon, may impact our future results. The government of India implemented labor law reforms effective November 21, 2025, including the Code on Social Security, 2020, and additionally published The Social Security Rules in May 2026 and notified the Employees Provident Fund Scheme of 2026 in June 2026. The government of India continues to issue clarifications on various aspects of the Labor Code, and certain Indian states are yet to notify or operationalize their corresponding rules. The outcome of these clarifications could impact our compensation and benefit expenses in India. In addition, in March 2024, India and Mauritius signed a Protocol to amend the India-Mauritius Income Tax Treaty. We continue to evaluate the potential impact of the amendment, which, depending on its final terms when entered into force, could increase our effective income tax rate, as CTS India is a subsidiary of our wholly-owned Mauritius entity. For additional information, see "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cognizant Technology Solutions	28	June 30, 2026 Form 10-Q

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2026	Revenues	2025	Revenues	$	%
Revenues	$5,481	100.0	$5,245	100.0	$236	4.5
Operating expenses:
Cost of revenues(a)	3,652	66.6	3,479	66.3	173	5.0
Selling, general and administrative expenses(a)	728	13.3	810	15.4	(82)	(10.1)
Restructuring charges	84	1.5	—	—	84	N/A
Depreciation and amortization expense	143	2.6	139	2.7	4	2.9
Income from operations and operating margin	874	15.9	817	15.6	57	7.0
Other income (expense), net	1		25		(24)	(96.0)
Income before provision for income taxes	875	16.0	842	16.1	33	3.9
Provision for income taxes	(231)		(197)		(34)	17.3
Income (loss) from equity method investments	(8)		—		(8)	N/A
Net income	$636	11.6	$645	12.3	$(9)	(1.4)
Diluted EPS	$1.36		$1.31		$0.05	3.8

Other Financial Information[2]
Adjusted Income from Operations and Adjusted Operating Margin	$877	16.0	$817	15.6	$60	7.3
Adjusted Diluted EPS	$1.37		$1.31		$0.06	4.6

(a)Exclusive of depreciation and amortization expense.2
N/A    Not Applicable

2 Adjusted Income from Operations, Adjusted Operating Margin and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	29	June 30, 2026 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $5,481 million across our business segments and geographies were as follows for the three months ended June 30, 2026:

Q2 2026 as compared to Q2 2025	Increase
(Dollars in millions)	$	%	CC %[3]
Health Sciences	21	1.4	1.0
Financial Services	186	12.0	11.7
Products and Resources	16	1.2	0.7
CMT	13	1.5	1.4
Total revenues	$236	4.5	4.1

Q2 2026 as compared to Q2 2025	Increase/(Decrease)
(Dollars in millions)	$	%	CC %[3]
North America	$215	5.5	5.5
United Kingdom	10	2.1	1.5
Continental Europe	15	2.9	0.1
Europe - Total	25	2.5	0.8
Rest of World	(4)	(1.2)	(1.5)
Total revenues	$236	4.5	4.1

Foreign currency exchange movements impacted revenue across segments and geographies, excluding North America, as shown in the tables above. Constant currency revenue growth was driven by the following factors:3
•    Revenue across all geographies, primarily in our Financial Services segment, was positively impacted by the ramp up of several recently won large deals and increasing demand for our intuitive operations and automation services as well as our AI and analytics services;
•    The sale of third-party products in connection with our integrated offerings strategy contributed 170 basis points to overall revenue growth. These sales contributed 175 basis points of growth to our North America region and 350 basis points of growth to our Continental Europe region. These sales contributed 350 basis points of growth to our Communications Media and Technology segment, 250 basis points of growth to our Financial Services segment and 125 basis points of growth to our Products and Resources segment;
•    Our recently completed acquisitions contributed approximately 100 basis points to overall revenue growth, across all segments in North America;
•    Our Products and Resources segment saw softer discretionary spend among retail, consumer goods, travel and hospitality customers, which was partially offset by increased demand in manufacturing, logistics, energy and utilities customers;
•    Our Communications Media and Technology segment has seen and may continue to see weakness among communications and media customers (in all geographies), partially offset by growth in technology customers (primarily in North America).

3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	30	June 30, 2026 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$173M
é	0.3% as a % of revenues
¡	% of Revenues

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

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily driven by the $81 million partial reversal of the 2019 India Defined Contribution Obligation liability and operational efficiencies, partially offset by the dilutive impact of our recently completed acquisitions.

ê	82M
ê	2.1% as a % of revenues
¡	% of Revenues

Restructuring Charges
Restructuring charges consist of costs related to Project Leap. Restructuring charges were $84 million, or 1.5% as a percentage of revenue, for the three months ended June 30, 2026. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 2.9% during the second quarter of 2026 as compared to the second quarter of 2025. The increase was driven by amortization expense from intangible assets related to our recently completed acquisitions.

Operating Margin and Adjusted Operating Margin[4] - Overall
The increase in our GAAP and Adjusted Operating Margins4 for the quarter ended June 30, 2026, as compared to the quarter ended June 30, 2025, was primarily driven by operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs, the dilutive impact of our recently completed acquisitions and the impact of the sale of third-party products in connection with our integrated offerings strategy. In addition, our GAAP operating margin for the quarter ended June 30, 2026 was negatively impacted by $84 million in costs related to Project Leap and positively impacted by the $81 million partial reversal of the 2019 India Defined Contribution Obligation liability, both of which were excluded from our Adjusted Operating Margin.
A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 22% of our global operating costs during the three months ended June 30, 2026. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee positively impacted our operating margin for the three months ended June 30, 2026 by approximately 100 basis points as compared to the three months ended June 30, 2025.
4 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	31	June 30, 2026 Form 10-Q

Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 180 basis points during the three months ended June 30, 2026. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by 17 basis points (excluding the impact of the hedges). The settlement of our cash flow hedges had a negative impact of approximately 80 basis points on our operating margin during the three months ended June 30, 2026, compared to no impact during the three months ended June 30, 2025.

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
In the second quarter of 2026, segment operating margins across all our segments were positively impacted by operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs and the dilutive impact of our recently completed acquisitions. On a year-over-year basis, the timing of sales of third-party products negatively impacted Financial Services and Product and Resources. In addition, segment operating margin in Communications, Media and Technology was positively impacted by increased profitability of several large customers.
Total segment operating profit and operating margin were as follows for the three months ended June 30:

(Dollars in millions)	2026	% of Revenues	2025	% of Revenues	Increase/(Decrease)
Total segment operating profit	$877	16.0	$817	15.6	$60
Unallocated benefits/(costs)	(3)	(0.1)	—	—	(3)
Income from operations	$874	15.9	$817	15.6	$57
Unallocated costs for the three months ended June 30, 2026 represents Project Leap costs, partially offset by the partial reversal of the 2019 India Defined Contribution Obligation liability. See Note 4 and Note 11 to our unaudited consolidated financial statements for additional information.

Cognizant Technology Solutions	32	June 30, 2026 Form 10-Q

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended June 30:

(in millions)	2026	2025	Increase/ Decrease
Foreign currency exchange gains	$9	$14	$(5)
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(2)	(7)	5
Foreign currency exchange gains (losses), net	7	7	—
Interest income	18	23	(5)
Interest expense	(13)	(9)	(4)
Other, net	(11)	4	(15)
Total other income (expense), net	$1	$25	$(24)
The foreign currency exchange gains were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of June 30, 2026, the notional value of our undesignated hedges was $605 million. Interest income declined for the three months ended June 30, 2026, driven by the combination of lower invested balances and lower yields as compared to the three months ended June 30, 2025. Higher interest expense during the three months ended June 30, 2026 was driven by the outstanding balance under our revolving credit facility during the period. The increase in expenses in Other, net was related to our India defined benefit plans as a result of the enactment of the Labor Code reforms in 2025.

Provision for Income Taxes

é	$34M
¡ Effective Income Tax Rate é 3.0%

The effective income tax rate increase in Q2 2026 was driven by multi-year tax planning strategies.

Net Income
The decrease in net income was driven by the factors described above as well as the loss from equity method investments in Q2 2026.

ê	$9M

¡ ê 0.7% of Revenues

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

Our non-GAAP financial measures Adjusted Operating Margin and Adjusted Income from Operations exclude unusual items, such as Project Leap charges and the partial reversal of the India Defined Contribution Obligation liability in the second quarter of 2026, and the gain on sale of property and equipment in the first quarter of 2025. Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, such as Project Leap charges, the partial reversal of the India Defined Contribution Obligation liability and the gain on sale of property and equipment, and net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.

Cognizant Technology Solutions	33	June 30, 2026 Form 10-Q

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

	2026	% of Revenues	2025	% of Revenues
GAAP income from operations and operating margin	$874	15.9	$817	15.6
Project Leap(1)	84	1.5	—	—
India Defined Contribution Obligation(2)	(81)	(1.4)	—	—
Adjusted Income from Operations and Adjusted Operating Margin	$877	16.0	$817	15.6

GAAP diluted EPS	$1.36		$1.31
Effect of above adjustments, pre-tax	0.01		—
Non-operating foreign currency exchange (gains) losses, pre-tax(3)	(0.02)		(0.01)
Tax effect of above adjustments(4)	0.02		0.01
Adjusted Diluted EPS	$1.37		$1.31

(1)Consists of employee separation, facility exit and other costs incurred in connection with Project Leap. See Note 4 to our unaudited consolidated financial statements for additional information.
(2)In the second quarter of 2026, management concluded that the portion of the India Defined Contribution Obligation liability recorded in 2019 that relates to periods where no proceedings had been initiated by the government is no longer required. See Note 11 to our unaudited consolidated financial statements for additional information.
(3)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(4)Presented below are the tax impacts of our non-GAAP adjustments to pre-tax income:

	Three Months Ended June 30,
(in millions)	2026	2025
Non-GAAP income tax benefit (expense) related to:
Project Leap charges	$22	$—
India Defined Contribution Obligation	(21)	—
Foreign currency exchange gains and losses	(8)	(7)
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

Cognizant Technology Solutions	34	June 30, 2026 Form 10-Q

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2026	Revenues	2025	Revenues	$	%
Revenues	$10,894	100.0	$10,360	100.0	$534	5.2
Cost of revenues(a)	7,290	66.9	6,876	66.4	414	6.0
Selling, general and administrative expenses(a)	1,519	13.9	1,601	15.5	(82)	(5.1)
Restructuring charges	84	0.8	—	—	84	N/A
Depreciation and amortization expense	284	2.6	275	2.7	9	3.3
(Gain) on sale of property and equipment	—	—	(62)	(0.6)	62	(100.0)
Income from operations and operating margin	1,717	15.8	1,670	16.1	47	2.8
Other income (expense), net	25		44		(19)	(43.2)
Income before provision for income taxes	1,742	16.0	1,714	16.5	28	1.6
Provision for income taxes	(439)		(410)		(29)	7.1
Income (loss) from equity method investments	(5)		4		(9)	(225.0)
Net income	$1,298	11.9	$1,308	12.6	$(10)	(0.8)
Diluted EPS	$2.75		$2.65		$0.10	3.8
Other Financial Information[5]
Adjusted Income From Operations and Adjusted Operating Margin	$1,720	15.8	$1,608	15.5	$112	7.0
Adjusted Diluted EPS	$2.76		$2.55		$0.21	8.2

(a)Exclusive of depreciation and amortization expense.
N/A    Not Applicable

Revenues
During the six months ended June 30, 2026, revenues increased by $534 million as compared to the six months ended June 30, 2025, representing growth of 5.2%, or 4.0% on a constant currency basis5.

5 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant Technology Solutions	35	June 30, 2026 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $10,894 million across our business segments and geographies were as follows for the six months ended June 30, 2026:

YTD 2026 as compared to YTD 2025	Increase/(Decrease)
(Dollars in millions)	$	%	CC %[6]
Health Sciences	29	0.9	—
Financial Services	368	12.2	11.0
Products and Resources	59	2.3	0.9
CMT	78	4.7	3.9
Total revenues	$534	5.2	4.0

YTD 2026 as compared to YTD 2025	Increase/(Decrease)
(Dollars in millions)	$	%	CC %[6]
North America	$413	5.3	5.2
United Kingdom	62	6.6	3.0
Continental Europe	52	5.1	(1.5)
Europe - Total	114	5.8	0.7
Rest of World	7	1.1	(0.1)
Total revenues	$534	5.2	4.0

Foreign currency exchange movements impacted revenue across segments and geographies as shown in the tables above. Constant currency revenue growth was driven by the following factors:6
•    Revenue across all geographies, primarily in our Financial Services segment, was positively impacted by the ramp up of several recently won large deals and increasing demand for our intuitive operations and automation services as well as our AI and analytics services;
•    The sale of third-party products, primarily in North America and Europe, in connection with our integrated offerings strategy, contributed approximately 160 basis points to overall revenue growth. These sales contributed 675 basis points of growth to our Communications Media and Technology segment and 250 basis points growth to our Financial Services segment;
•    Our recently completed acquisitions contributed approximately 90 basis points to overall revenue growth, across all segments in North America;
•    Revenue growth in our Health Sciences segment was positively impacted by continued services demand from life sciences customers, partially offset by a negative impact of 125 basis points due to lower sales of third-party products in 2026 as compared to 2025;
•    Our Products and Resources segment saw softer discretionary spend among retail, consumer goods, travel and hospitality customers, which was partially offset by increased demand in manufacturing, logistics, energy and utilities customers;
•    Excluding the sale of third-party products in connection with our integrated offerings strategy, our Communications Media and Technology segment has seen and may continue to see weakness among communications and media customers, partially offset by growth in technology customers.

6 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	36	June 30, 2026 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$414M
é	0.5% as a % of revenues
¡	% of Revenues

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

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily driven by the $81 million partial reversal of the 2019 India Defined Contribution Obligation liability and operational efficiencies, partially offset by the dilutive impact of our recently completed acquisitions.

ê	$82M
ê	1.6% as a % of revenues
¡	% of Revenues

Restructuring Charges
Restructuring charges consist of costs related to Project Leap. Restructuring charges were $84 million, or 0.8% as a percentage of revenue, for the six months ended June 30, 2026. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 3.3% during the six months ended June 30, 2026 as compared to the 2025 period. The increase was driven by amortization expense from intangible assets related to our recently completed acquisitions.

Gain on Sale of Property and Equipment
During the six months ended June 30, 2025, we realized a gain of $62 million on the sale of an office complex in India. For further detail see Note 1 to our unaudited consolidated financial statements.

Operating Margin and Adjusted Operating Margin[7]- Overall

Our 2026 GAAP and Adjusted Operating Margins7 were positively impacted by operational efficiencies and foreign currency exchange rate movements, partially offset by increased compensation costs, the dilutive impact of our recently completed acquisitions and the impact of the sale of third-party products in connection with our integrated offerings strategy. In addition, our GAAP operating margin for the quarter ended June 30, 2026 was negatively impacted by $84 million, in costs related to Project Leap and positively impacted by the $81 million partial reversal of the 2019 India Defined Contribution Obligation liability, both of which were excluded from our Adjusted Operating Margin. Our GAAP operating margin for 2025 was positively impacted by $62 million from the gain on sale of property and equipment, which was excluded from our Adjusted Operating Margin.
7 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	37	June 30, 2026 Form 10-Q

Net of the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee positively impacted our operating margin for the six months ended June 30, 2026 by approximately 80 basis points as compared to the six months ended June 30, 2025. Excluding the impact of such hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 140 basis points for the six months ended June 30, 2026. The settlement of our cash flow hedges had a negative impact of approximately 70 basis points on our operating margin during the six months ended June 30, 2026, compared to a negative impact of approximately 10 basis points during the 2025 period.

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
In 2026, segment operating margins across all our segments were positively impacted by operational efficiencies and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs, the dilutive impact of our recently completed acquisitions. On a year-over-year basis, the timing of sales of third-party products positively impacted Health Sciences, while it negatively impacted Financial Services, Product and Resources and Communications, Media and Technology. In addition, segment operating margin in Communications, Media and Technology was positively impacted by increased profitability of several large customers.
Total segment operating profit and margin were as follows for the six months ended June 30:

(Dollars in millions)	2026	% of Revenues	2025	% of Revenues	Increase/(Decrease)
Total segment operating profit	$1,720	15.8	$1,608	15.5	$112
Unallocated benefits/(costs)	(3)	—	62	(0.6)	(65)
Income from operations	$1,717	15.8	$1,670	16.1	$47
Unallocated costs for 2026 represents Project Leap costs, partially offset by the partial reversal of the 2019 India Defined Contribution Obligation liability. See Note 4 and Note 11 to our unaudited consolidated financial statements for additional information. Unallocated benefits for 2025 represents the 2025 gain on sale of property and equipment. See Note 1 to our unaudited consolidated financial statements for additional information.

Cognizant Technology Solutions	38	June 30, 2026 Form 10-Q

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the six months ended June 30:

(in millions)	2026	2025	Increase/ Decrease
Foreign currency exchange gains	$25	$17	$8
(Losses) on foreign exchange forward contracts not designated as hedging instruments	—	(8)	8
Foreign currency exchange gains (losses), net	25	9	16
Interest income	40	53	(13)
Interest expense	(20)	(21)	1
Other, net	(20)	3	(23)
Total other income (expense), net	$25	$44	$(19)
The foreign currency exchange gains were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. Interest income declined in 2026 as compared to 2025, driven by the combination of lower invested balances and lower yields. The increase in expenses in Other, net was related to our India defined benefit plans as a result of the enactment of the Labor Code reforms in 2025.

Provision for Income Taxes

é	$29M

¡ Effective Income Tax Rate é 1.3%

The effective income tax rate increase in 2026 was driven by multi-year tax planning strategies.

Net Income
The decrease in net income was driven by the factors described above as well as the loss from equity method investments in 2026.

ê	$10M

¡ ê 0.7% of Revenues

Cognizant Technology Solutions	39	June 30, 2026 Form 10-Q

Non-GAAP Financial Measures
See “Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025 – Non-GAAP Financial Measures” above for additional information about our use of non-GAAP financial measures.
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:

(Dollars in millions, except per share amounts)	2026	% of Revenues	2025	% of Revenues
GAAP income from operations and operating margin	$1,717	15.8	$1,670	16.1
Project Leap(1)	84	0.8	—	—
India Defined Contribution Obligation(2)	(81)	(0.8)	—	—
(Gain) on sale of property and equipment(3)	—	—	(62)	(0.6)
Adjusted Income from Operations and Adjusted Operating Margin	$1,720	15.8	$1,608	15.5

GAAP diluted EPS	$2.75		$2.65
Effect of above adjustments, pre-tax	0.01		(0.13)
Non-operating foreign currency exchange (gains) losses, pre-tax (4)	(0.05)		(0.02)
Tax effect of above adjustments (5)	0.05		0.05
Adjusted Diluted EPS	$2.76		$2.55

(1)Consists of employee separation, facility exit and other costs incurred in connection with Project Leap. See Note 4 to our unaudited consolidated financial statements for additional information.
(2)In the second quarter of 2026, management concluded that the portion of the India Defined Contribution Obligation liability recorded in 2019 that relates to periods where no proceedings had been initiated by the government is no longer required. See Note 11 to our unaudited consolidated financial statements for additional information.
(3)During the six months ended June 30, 2025, we realized a gain of $62 million on the sale of an office complex in India. See Note 1 to our unaudited consolidated financial statements for additional information.
(4)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(5)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

(in millions)	Six Months Ended June 30,
	2026	2025
Non-GAAP income tax benefit (expense) related to:
Gain on sale of property and equipment	$—	$(9)
Project Leap charges	22	—
India Defined Contribution Obligation	(21)	—
Foreign currency exchange gains and losses	(30)	(10)
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

Cognizant Technology Solutions	40	June 30, 2026 Form 10-Q

Liquidity and Capital Resources
Cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of June 30, 2026, we had cash, cash equivalents and short-term investments of $1,051 million. During the second quarter of 2026, we borrowed $1,000 million under our revolving credit facility, bringing the available capacity under our credit facility to $850 million.

The following table provides a summary of cash flows for the six months ended June 30:

(in millions)	2026	2025	Increase / Decrease
Net cash provided by (used in):
Operating activities	$832	$798	$34
Investing activities	(1,509)	(89)	(1,420)
Financing activities	(917)	(1,173)	256
Operating activities
The increase in cash provided by operating activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily driven by lower cash tax payments in 2026, partially offset by higher incentive based compensation payments in 2026.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 88 days as of June 30, 2026, an increase of 7 days from 81 days as of December 31, 2025. Our DSO was 83 days as of June 30, 2025, an increase of 5 days from 78 days as of December 31, 2024.
Investing activities
The increase in cash used in investing activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was driven by the payments for our recently completed acquisitions in 2026 and the gain on sale of property and equipment in 2025.
Financing activities
The decrease in cash used in financing activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily driven by the draw down on our revolving credit facility in 2026 and the repayment of the outstanding balance under the revolving credit facility in 2025, partially offset by increased repurchases of common stock during 2026.
During the second quarter of 2026, we repurchased $1,153 million of our Class A common stock under our stock repurchase program: $653 million through open market purchases and $500 million through ASR agreements.
We have a Credit Agreement providing for a $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2027. As of June 30, 2026, we had $1,000 million outstanding under the revolving credit facility, consisting of a Term Benchmark loan with a maturity of October 2027 and an Interest Period (as defined in the Credit Agreement) of one month. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of June 30, 2026 and through the date of this filing. See Note 6 to our unaudited consolidated financial statements.

Cognizant Technology Solutions	41	June 30, 2026 Form 10-Q

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
During the three months ended June 30, 2026, we borrowed $1,000 million under our revolving credit facility. The borrowing did not have a material impact on our exposure to market risk from changes in interest rates. Aside from the borrowing, there have been no material changes in our quantitative and qualitative disclosures about market risk from those

Cognizant Technology Solutions	42	June 30, 2026 Form 10-Q

disclosed in "Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	43	June 30, 2026 Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to our unaudited consolidated financial statements.

Item 1A. Risk Factors
Except as disclosed in “Part II, Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, there have been no material changes in our risk factors from those disclosed in "Part I, Item 1A, Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
Our stock repurchase program was initially adopted in 2017 and has been amended from time to time, including most recently in May 2026, to authorize the repurchase of up to $15.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under 10b5-1 Plans, and through ASR agreements entered into with financial institutions, in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining balance of $2,338 million as of June 30, 2026. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and depend upon market conditions and other factors.
During the three months ended June 30, 2026, we repurchased $1,153 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2026 - April 30, 2026	—	—	—	1,491
May 1, 2026 - May 31, 2026
May 2026 ASR	7,798,030	(a)	7,798,030
Open market purchases	9,856,319	53.04	9,856,319	2,468
June 1, 2026 - June 30, 2026
May 2026 ASR	1,903,112	(a)	1,903,112
Open market purchases	2,915,315	44.55	2,915,315	2,338
Total	22,472,776	$51.29	22,472,776
(a) In May 2026, we entered into ASR agreements with financial institutions to purchase $500 million of our Class A common stock (the "May 2026 ASR"). In total, 9.7 million shares were repurchased under the May 2026 ASR at an average repurchase price of $51.54.
The aggregate purchase price and weighted average price per share do not include the excise tax on net stock repurchases. The excise tax was immaterial for the three months ended June 30, 2026.
During the three months ended June 30, 2026, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our Class A common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended June 30, 2026, such repurchases totaled 0.2 million shares at an aggregate cost of $10 million.

Cognizant Technology Solutions	44	June 30, 2026 Form 10-Q

Item 5. Other Information
(c) Trading Plans
No director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K) during the three months ended June 30, 2026, except as follows:

Name	Title	Action	Date of adoption/termination	Scheduled expiration date[1]	Aggregate number of securities to be purchased/sold
Jatin Dalal	Chief Financial Officer	Adoption	May 1, 2026	December 31, 2026	Sale of up to 12,000 shares of common stock
John Kim	Chief Legal Officer, Chief Administrative Officer and Corporate Secretary	Adoption	May 4, 2026	February 27, 2027	Sale of up to 5,000 shares of common stock
(1) The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
Each of the trading arrangements listed in the above table is intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Cognizant Technology Solutions	45	June 30, 2026 Form 10-Q

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, dated June 4, 2024	8-K	000-24429	3.1	6/7/2024
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	46	June 30, 2026 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	July 29, 2026	By:	/s/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2026	By:	/s/ JATIN DALAL
Jatin Dalal,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	47	June 30, 2026 Form 10-Q