Form 10-Q
period 2026-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2026-10-29
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2026
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2026:

Class	Number of Shares
Class A Common Stock, par value $0.01 per share	447,030,425

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
GLOSSARY		1

FORWARD LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION	5

Item 1.	Financial Statements	5

	Consolidated Statements of Financial Position (Unaudited) as of September 30, 2026 and December 31, 2025	5

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	6

	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	7

	Consolidated Statements of Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2026 and 2025, June 30, 2026 and 2025 and September 30, 2026 and 2025	8

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2026 and 2025	10

	Notes to Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION	47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 5.	Other Information	48

Item 6.	Exhibits	49

SIGNATURES		50

GLOSSARY
Defined Term	Definition
10b5-1 Plan	Trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act
Adjusted Diluted EPS	Adjusted diluted earnings per share
AI	Artificial intelligence
ASC	Accounting Standards Codification
ASR	Accelerated Share Repurchase
CC	Constant Currency
CE	Continental Europe
CITA	Commissioner of Income Tax (Appeals) in India
CMT	Communications, Media and Technology
CODM	Chief Operating Decision Maker
Credit Agreement	Credit agreement with a commercial bank syndicate dated October 6, 2022, as amended
CTS India	Our principal operating subsidiary in India
DSO	Days Sales Outstanding
DTSA	Defend Trade Secrets Act
EPS	Earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FS	Financial Services
GAAP	Generally Accepted Accounting Principles in the United States of America
GenAI	Generative artificial intelligence
HS	Health Sciences
High Court	Madras, India High Court
India Defined Contribution Obligation	Certain statutory defined contribution obligations of employees and employers in India
IP	Intellectual property
ITAT	Income Tax Appellate Tribunal in India
ITD	Indian Income Tax Department
Labor Code	Labor law reforms implemented by the Government of India effective November 21, 2025, including the Code on Social Security, 2020
NA	North America
New Credit Agreement	Credit agreement with a commercial bank syndicate dated October 5, 2026
New Term Loan	Unsecured term loan under the New Credit Agreement
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
OBBBA	One Big Beautiful Bill Act
P&R	Products & Resources
Project Leap	Program introduced in Q2 2026 aimed at streamlining operations and enhancing productivity through AI-led efficiencies
Recently completed acquisitions	Acquisitions that were completed in the 12 months preceding the beginning of the reporting period (in order to identify the impact of such acquisitions for the first twelve months of ownership)
RoW	Rest of World
SCI	Supreme Court of India
SEC	United States Securities and Exchange Commission
Second Circuit	United States Court of Appeals for the Second Circuit
SG&A	Selling, general and administrative
Syntel	Syntel Sterling Best Shores Mauritius Ltd.

Cognizant Technology Solutions	1	September 30, 2026 Form 10-Q

GLOSSARY
Defined Term	Definition
Term Loan	Unsecured term loan under the Credit Agreement
Third Circuit	United States Court of Appeals for the Third Circuit
Title VII	Title VII of the Civil Rights Act of 1964, 42 U.S.C. § 2000e et seq.
TriZetto	The TriZetto Group, Inc., now known as Cognizant Technology Software Group, Inc.
UK	United Kingdom
USDC-CDCA	United States District Court for the Central District of California
USDC-NJ	United States District Court for the District of New Jersey
USDC-SDNY	United States District Court for the Southern District of New York
Voluntary Attrition - Tech Services	Includes all voluntary separations with the exception of employees in our Intuitive Operations and Automation practice and certain categories of negotiated separations

Cognizant Technology Solutions	2	September 30, 2026 Form 10-Q

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
Such forward-looking statements may be included in various filings made by us with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding our anticipated future revenues, operating margin, earnings, capital expenditures, impacts to our business, financial results and financial condition as a result of the competitive marketplace for talent and future attrition trends, anticipated effective income tax rate and income tax expense, liquidity, financing strategy, access to capital, capital return strategy, investment strategies, cost management, plans and objectives, investment in our business, potential acquisitions, industry trends, client behaviors and trends, the outcome of and impacts associated with regulatory and litigation matters, matters related to Project Leap and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or anticipated or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:
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
•the impact of future pandemics, epidemics or other outbreaks of disease on our business, results of operations, liquidity and financial condition;
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

Cognizant Technology Solutions	3	September 30, 2026 Form 10-Q

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

Cognizant Technology Solutions	4	September 30, 2026 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

(in millions, except par values)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,515	$1,901
Short-term investments	37	13
Trade accounts receivable, net	4,850	4,439
Other current assets	1,688	1,465
Total current assets	8,090	7,818
Property and equipment, net	980	933
Operating lease assets, net	601	573
Goodwill	8,076	7,106
Intangible assets, net	1,608	1,417
Deferred income tax assets, net	735	967
Long-term investments	107	111
Other noncurrent assets	1,129	1,767
Total assets	$21,326	$20,692
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$366	$308
Deferred revenue	415	501
Short-term debt	—	33
Operating lease liabilities	156	153
Accrued expenses and other current liabilities	2,701	2,664
Total current liabilities	3,638	3,659
Deferred revenue, noncurrent	29	37
Operating lease liabilities, noncurrent	424	423
Deferred income tax liabilities, net	162	168
Long-term debt	1,552	543
Other noncurrent liabilities	795	847
Total liabilities	6,600	5,677
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 448 and 479 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	5
Additional paid-in capital	11	12
Retained earnings	14,915	15,158
Accumulated other comprehensive income (loss)	(204)	(160)
Total stockholders’ equity	14,726	15,015
Total liabilities and stockholders’ equity	$21,326	$20,692
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	5	September 30, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$5,664	$5,415	$16,558	$15,775
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,751	3,581	11,041	10,457
Selling, general and administrative expenses	841	833	2,360	2,434
Restructuring charges	51	—	135	—
Depreciation and amortization expense	149	135	433	410
(Gain) on sale of property and equipment	—	—	—	(62)
Income from operations	872	866	2,589	2,536
Other income (expense), net:
Interest income	16	25	56	78
Interest expense	(19)	(8)	(39)	(29)
Foreign currency exchange gains (losses), net	2	4	27	13
Other, net	(8)	—	(28)	3
Total other income (expense), net	(9)	21	16	65
Income before provision for income taxes	863	887	2,605	2,601
Provision for income taxes	(237)	(613)	(676)	(1,023)
Income (loss) from equity method investments	1	—	(4)	4
Net income	$627	$274	$1,925	$1,582
Basic earnings per share	$1.39	$0.56	$4.15	$3.22
Diluted earnings per share	$1.39	$0.56	$4.14	$3.22
Weighted average number of common shares outstanding - Basic	450	486	464	491
Dilutive effect of shares issuable under stock-based compensation plans	—	1	1	—
Weighted average number of common shares outstanding - Diluted	450	487	465	491
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	6	September 30, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$627	$274	$1,925	$1,582
Change in Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15)	(41)	(70)	259
Unrealized gains and losses on cash flow hedges	7	(66)	(23)	(28)
Changes in net defined benefit obligations	5	—	49	1
Other comprehensive income (loss)	(3)	(107)	(44)	232
Comprehensive income	$624	$167	$1,881	$1,814
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	7	September 30, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	479	$5	$12	$15,158	$(160)	$15,015
Net income	—	—	—	662	—	662
Other comprehensive income (loss)	—	—	—	—	(66)	(66)
Common stock issued, stock-based compensation plans	1	—	17	—	—	17
Stock-based compensation expense	—	—	46	—	—	46
Repurchases of common stock	(6)	—	(58)	(390)	—	(448)
Dividends declared, $0.33 per share	—	—	—	(158)	—	(158)
Balance, March 31, 2026	474	5	17	15,272	(226)	15,068
Net income	—	—	—	636	—	636
Other comprehensive income (loss)	—	—	—	—	25	25
Common stock issued, stock-based compensation plans	1	—	12	—	—	12
Stock-based compensation expense	—	—	53	—	—	53
Repurchases of common stock	(23)	—	(71)	(1,103)	—	(1,174)
Dividends declared, $0.33 per share	—	—	—	(158)	—	(158)
Balance, June 30, 2026	452	5	11	14,647	(201)	14,462
Net income	—	—	—	627	—	627
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
Common stock issued, stock-based compensation plans	1	—	12	—	—	12
Stock-based compensation expense	—	—	50	—	—	50
Repurchases of common stock	(5)	(1)	(62)	(209)	—	(272)
Dividends declared, $0.33 per share	—	—	—	(150)	—	(150)
Balance, September 30, 2026	448	$4	$11	$14,915	$(204)	$14,726

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	8	September 30, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except per share data)	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	495	$5	$13	$14,686	$(296)	$14,408
Net income	—	—	—	663	—	663
Other comprehensive income (loss)	—	—	—	—	131	131
Common stock issued, stock-based compensation plans	1	—	19	—	—	19
Stock-based compensation expense	—	—	42	—	—	42
Repurchases of common stock	(3)	—	(55)	(155)	—	(210)
Dividends declared, $0.31 per share	—	—	—	(154)	—	(154)
Balance, March 31, 2025	493	5	19	15,040	(165)	14,899
Net income	—	—	—	645	—	645
Other comprehensive income (loss)	—	—	—	—	208	208
Common stock issued, stock-based compensation plans	—	—	14	—	—	14
Stock-based compensation expense	—	—	48	—	—	48
Repurchases of common stock	(4)	—	(67)	(305)	—	(372)
Dividends declared, $0.31 per share	—	—	—	(154)	—	(154)
Balance, June 30, 2025	489	5	14	15,226	43	15,288
Net income	—	—	—	274	—	274
Other comprehensive income (loss)	—	—	—	—	(107)	(107)
Common stock issued, stock-based compensation plans	1	—	13	—	—	13
Stock-based compensation expense	—	—	47	—	—	47
Repurchases of common stock	(7)	—	(60)	(406)	—	(466)
Dividends declared, $0.31 per share	—	—	—	(152)	—	(152)
Balance, September 30, 2025	483	$5	$14	$14,942	$(64)	$14,897

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	9	September 30, 2026 Form 10-Q

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in millions)	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,925	$1,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	433	410
Deferred income taxes	128	415
Stock-based compensation expense	149	137
Gain on sale of property and equipment	—	(62)
Other, net	19	(3)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(340)	(322)
Other current and noncurrent assets	(153)	1
Accounts payable	39	(35)
Deferred revenues, current and noncurrent	(97)	(64)
Other current and noncurrent liabilities	(267)	(34)
Net cash provided by operating activities	1,836	2,025
Cash flows from investing activities:
Purchases of property and equipment	(254)	(211)
Proceeds from sale of property and equipment	—	70
Purchases of other investments	(101)	(17)
Proceeds from maturity or sale of other investments	51	3
Payments for business combinations, net of cash acquired	(1,313)	—
Net cash (used in) investing activities	(1,617)	(155)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	41	46
Repurchases of common stock	(1,877)	(1,040)
Repayment of Term Loan borrowings and finance lease obligations	(34)	(32)
Proceeds from borrowings under the revolving credit facility	1,000	—
Repayment of notes outstanding under the revolving credit facility	—	(300)
Dividends paid	(465)	(459)
Net cash (used in) financing activities	(1,335)	(1,785)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	25
(Decrease) increase in cash, cash equivalents and restricted cash	(1,119)	110
Cash, cash equivalents and restricted cash beginning of year	2,634	2,231
Cash and cash equivalents, end of period	$1,515	$2,341
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cognizant Technology Solutions	10	September 30, 2026 Form 10-Q

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

During the three months ended June 30, 2026, the Company's common share price and market capitalization declined, reaching a recent low, before partially recovering in July 2026. Management performed a qualitative assessment of this decline, together with other relevant events and circumstances, weighed against positive and mitigating factors and the substantial headroom established at the last annual test, and concluded that it was not more likely than not that the fair value of any of our reporting units was less than the carrying value of any of our reporting units as of June 30, 2026. The Company’s share price recovered during the three months ended September 30, 2026, and in the absence of any indicators of impairment, management concluded that there was no need to perform a qualitative assessment or an interim quantitative impairment test before the next annual impairment test on October 31, 2026.

Cognizant Technology Solutions	11	September 30, 2026 Form 10-Q

Recently Adopted Accounting Pronouncements

Date Issued and Topic	Date Adopted and Method	Description	Impact
July 2025 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Adopted effective January 1, 2026 Prospective basis
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
We are currently evaluating the impact on our interim disclosures.

Cognizant Technology Solutions	12	September 30, 2026 Form 10-Q

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

	Three Months Ended September 30, 2026					Nine Months Ended September 30, 2026

(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$1,319	$1,279	$961	$699	$4,258	$3,937	$3,718	$2,795	$1,987	$12,437
United Kingdom	63	179	162	128	532	180	515	477	361	1,533
Continental Europe	165	161	160	39	525	497	494	492	107	1,590
Europe - Total	228	340	322	167	1,057	677	1,009	969	468	3,123
Rest of World	40	148	88	73	349	124	417	250	207	998
Total	$1,587	$1,767	$1,371	$939	$5,664	$4,738	$5,144	$4,014	$2,662	$16,558

Service line:
Consulting and technology services	$948	$1,280	$926	$446	$3,600	$2,786	$3,720	$2,727	$1,376	$10,609
Outsourcing services	639	487	445	493	2,064	1,952	1,424	1,287	1,286	5,949
Total	$1,587	$1,767	$1,371	$939	$5,664	$4,738	$5,144	$4,014	$2,662	$16,558

Type of contract:
Time and materials	$488	$878	$537	$498	$2,401	$1,449	$2,506	$1,575	$1,387	$6,917
Fixed-price	797	826	759	371	2,753	2,406	2,459	2,190	1,112	8,167
Transaction or volume-based	302	63	75	70	510	883	179	249	163	1,474
Total	$1,587	$1,767	$1,371	$939	$5,664	$4,738	$5,144	$4,014	$2,662	$16,558

Cognizant Technology Solutions	13	September 30, 2026 Form 10-Q

	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025

(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues
Geography:
North America	$1,331	$1,115	$978	$604	$4,028	$3,959	$3,254	$2,807	$1,774	$11,794
United Kingdom	56	166	156	125	503	156	478	441	367	1,442
Continental Europe	174	164	167	34	539	500	471	479	102	1,552
Europe - Total	230	330	323	159	1,042	656	949	920	469	2,994
Rest of World	43	133	82	87	345	111	384	240	252	987
Total	$1,604	$1,578	$1,383	$850	$5,415	$4,726	$4,587	$3,967	$2,495	$15,775

Service line:
Consulting and technology services	$929	$1,118	$981	$466	$3,494	$2,707	$3,237	$2,786	$1,379	$10,109
Outsourcing services	675	460	402	384	1,921	2,019	1,350	1,181	1,116	5,666
Total	$1,604	$1,578	$1,383	$850	$5,415	$4,726	$4,587	$3,967	$2,495	$15,775

Type of contract:
Time and materials	$506	$829	$589	$446	$2,370	$1,482	$2,405	$1,725	$1,334	$6,946
Fixed-price	791	697	704	355	2,547	2,332	2,035	1,976	1,027	7,370
Transaction or volume-based	307	52	90	49	498	912	147	266	134	1,459
Total	$1,604	$1,578	$1,383	$850	$5,415	$4,726	$4,587	$3,967	$2,495	$15,775
Costs to Fulfill
The following table shows significant movements in the capitalized costs to fulfill for the nine months ended September 30:

(in millions)	2026	2025
Beginning balance	$161	$209
Costs capitalized	94	31
Amortization expense	(44)	(59)
Impairment charges	(2)	(7)
Ending balance	$209	$174
Costs to obtain contracts were immaterial for the periods disclosed.
Contract Balances
The table below shows significant movements in contract assets (current and noncurrent) for the nine months ended September 30:

(in millions)	2026	2025
Beginning balance	$466	$386
Revenues recognized during the period but not billed	659	482
Amounts reclassified to trade accounts receivable	(435)	(351)
Ending balance	$690	$517

Cognizant Technology Solutions	14	September 30, 2026 Form 10-Q

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended September 30:

(in millions)	2026	2025
Beginning balance	$538	$480
Amounts billed but not recognized as revenues	337	299
Revenues recognized related to the beginning balance of deferred revenue	(431)	(360)
Ending balance	$444	$419
Revenues recognized during the nine months ended September 30, 2026 for performance obligations satisfied or partially satisfied in previous periods were immaterial.
Remaining Performance Obligations
As of September 30, 2026, the aggregate amount of transaction price allocated to remaining performance obligations was $6,224 million, of which approximately 35% is expected to be recognized as revenues within 1 year, approximately 60% is expected to be recognized as revenues within 2 years and approximately 95% is expected to be recognized as revenues within 5 years. Disclosure is not required for performance obligations that meet any of the following criteria:
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
Trade Accounts Receivable and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses for trade accounts receivable for the nine months ended September 30:

(in millions)	2026	2025
Beginning balance	$23	$26
Credit loss expense (1)	3	12
Write-offs charged against the allowance	(4)	(12)
Ending balance	$22	$26

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

Cognizant Technology Solutions	15	September 30, 2026 Form 10-Q

On June 22, 2026, pursuant to a purchase agreement, we acquired 100% ownership in Astreya Partners, Inc., a global AI-first IT managed services and solutions provider.
The allocations of preliminary purchase price to the fair value of the aggregate assets acquired and liabilities assumed were as follows:

(in millions)	3Cloud	Astreya	Total	Weighted Average Useful Life
Cash	$3	$52	$55
Trade accounts receivable	26	56	82
Other current assets	2	10	12
Property and equipment and other noncurrent assets	2	18	20
Operating lease assets	—	2	2
Non-deductible goodwill	119	408	527
Tax-deductible goodwill	477	—	477
Customer relationship assets	130	250	380	9.2 years
Other definite-lived intangible assets	2	1	3	1.0 year
Other current liabilities	(30)	(43)	(73)
Deferred income tax liabilities, net	(3)	(71)	(74)
Other noncurrent liabilities	—	(13)	$(13)
Purchase price, inclusive of contingent consideration[1]	$728	$670	$1,398

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

Note 4 — Restructuring Charges
In the second quarter of 2026, we initiated Project Leap, a program designed to accelerate our transformation to the operating model of the future by funding investments in our integrated offerings, AI capabilities and partnerships, reshaping productivity through competitive offerings and upskilling our workforce. In connection with Project Leap, we expect to record total costs of $180 million to $250 million consisting of $150 million to $200 million of employee severance and other personnel related costs and $30 million to $50 million of other charges.
The costs related to Project Leap are reported in "Restructuring charges" in our unaudited consolidated statements of operations. We do not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are separately disclosed in our segment reporting as “unallocated costs.” See Note 12.
Project Leap charges for the three months ended September 30, 2026 were $51 million and included $46 million of employee separation costs and $5 million of other costs. Project Leap charges for the nine months ended September 30, 2026 were $135 million and included $102 million of employee separation costs and $33 million of other costs. Other costs included certain facility exit costs and other costs related to Project Leap.
Changes in our accrued employee separation costs related to Project Leap included in "Accrued expenses and other current liabilities" in our unaudited consolidated statements of financial position are presented in the table below for the nine months ended September 30:

(in millions)	2026
Beginning balance	$—
Employee separation costs accrued	102
Payments made	(68)
Ending balance	$34
There were no restructuring charges for the three and nine months ended September 30, 2025.

Cognizant Technology Solutions	16	September 30, 2026 Form 10-Q

Note 5 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

(in millions)	September 30, 2026	December 31, 2025
Compensation and benefits	$1,228	$1,490
Customer volume and other incentives	315	317
Liabilities related to the sale of third-party products	380	242
Professional fees	234	193
Income taxes	16	18
Other	528	404
Total accrued expenses and other current liabilities	$2,701	$2,664

Note 6 — Debt
In 2022, we entered into the Credit Agreement providing for the $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which were each due to mature in October 2027. During the second quarter of 2026, we borrowed $1,000 million under our revolving credit facility. On October 5, 2026, we entered into a new credit agreement with a commercial bank syndicate ("New Credit Agreement") providing for a $550 million unsecured term loan ("New Term Loan") and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2031. The Credit Agreement was terminated upon the closing of the New Credit Agreement and the proceeds from the New Term Loan were used primarily to repay our outstanding Term Loan balance. Additionally, in October 2026, we borrowed $1,000 million under the new revolving credit facility and used the proceeds to repay the outstanding balances under the previous revolving credit facility.
The Credit Agreement required interest to be paid at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR rate (each as defined in the Credit Agreement), as applicable in each case, plus, in each case, an Applicable Margin (as defined in the Credit Agreement). The Applicable Margin was 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. The Term Loan was a Term Benchmark loan.
The Credit Agreement contained customary affirmative and negative covenants as well as a financial covenant. We were in compliance with all debt covenants and representations of the Credit Agreement as of September 30, 2026.
The New Credit Agreement requires interest to be paid at either the Term Benchmark, Adjusted Daily Simple RFR or the ABR rate (each as defined in the New Credit Agreement), as applicable in each case, plus, in each case, an Applicable Margin (as defined in the New Credit Agreement). Initially, the Applicable Margin is 0.875% with respect to Term Benchmark loans and RFR loans and 0.00% with respect to ABR loans. Subsequently, the Applicable Margin with respect to Term Benchmark loans and RFR loans will be determined quarterly and may range from 0.75% to 1.125%, and with respect to ABR loans may range from 0.00% to 0.125%. The Applicable Margin will be determined by reference to the lower of the rate available under (i) a grid based upon the Index Debt Rating (as defined in the New Credit Agreement) if we have received public index debt ratings from certain ratings agencies and (ii) a grid based on our Leverage Ratio, which is the ratio of indebtedness for borrowed money to Consolidated EBITDA, as defined in the New Credit Agreement. Initially, the New Term Loan is a Term Benchmark loan.
We are required under the New Credit Agreement to make scheduled quarterly principal payments under the New Term Loan beginning in December 2027. The New Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50:1.00, or at our election for a period of up to four quarters following certain material acquisitions, 4.00:1.00.
Short-term Debt
Scheduled quarterly principal payments on the New Term Loan will begin in December 2027. As long-term debt (in the form of the New Term Loan) has been issued after the balance sheet date refinancing the short-term balances under the Term Loan, all balances related to the Term Loan were presented as long-term debt as of September 30, 2026. As such, there were no short-term debt balances as of September 30, 2026. As of December 31, 2025, we had $33 million of short-term debt related to current maturities of our Term Loan.

Cognizant Technology Solutions	17	September 30, 2026 Form 10-Q

Long-term Debt
The following table summarizes the long-term debt balances as of:

(in millions)	September 30, 2026	December 31, 2025
Notes outstanding under revolving credit facility	$1,000	$—
Term Loan	553	577
Less:
Current maturities - Term Loan	—	(33)
Unamortized deferred financing costs	(1)	(1)
Long-term debt, net of current maturities	$1,552	$543
The carrying value of our debt approximated its fair value as of September 30, 2026 and December 31, 2025.

Note 7 — Income Taxes
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective income tax rate	27.5%	69.1%	26.0%	39.3%
The effective income tax rate for the nine months ended September 30, 2026, was positively impacted by $34 million of discrete benefits in Q1 2026, driven by the agreed terms of an anticipated conclusion of an advance pricing agreement.
In July 2025, the OBBBA was enacted in the United States, which, among other provisions, repealed the requirement to capitalize U.S. research and experimental costs. As a result, we concluded that it is not more likely than not that we will realize our deferred tax asset of $390 million related to research and experimental costs capitalized outside the United States. Therefore, in the third quarter of 2025, we recorded a one-time, non-cash income tax expense of $390 million, which increased our effective income tax rate for the three and nine months ended September 30, 2025.
We are involved in two separate ongoing disputes with the ITD in connection with previously disclosed share repurchase transactions undertaken by CTS India in 2013 and 2016 to repurchase shares from its shareholders (non-Indian Cognizant entities) valued at $523 million and $2.8 billion, respectively.
The 2016 transaction was undertaken pursuant to a plan approved by the High Court in Chennai, India, and resulted in the payment of $135 million in Indian income taxes - an amount we believe includes all the applicable taxes owed for this transaction under Indian law. In March 2018, the ITD asserted that it is owed an additional 33 billion Indian rupees ($344 million at the September 30, 2026 exchange rate) on the 2016 transaction. We deposited 5 billion Indian rupees, representing 15% of the disputed tax amount related to the 2016 transaction, with the ITD. Additionally, certain time deposits of CTS India were placed under lien in favor of the ITD, representing the remainder of the disputed tax amount.
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
As of September 30, 2026 and December 31, 2025, the deposit with the ITD was $360 million and $384 million, respectively, presented in "Other noncurrent assets."
The dispute in relation to the 2013 share repurchase transaction is also in litigation. At this time, the ITD has not made specific demands with regards to the 2013 transaction.
 We continue to believe we have paid all applicable taxes owed on both the 2016 and the 2013 transactions and we continue to defend our positions with respect to both matters. Accordingly, we have not recorded any reserves for these matters as of September 30, 2026.

Cognizant Technology Solutions	18	September 30, 2026 Form 10-Q

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

(in millions)		September 30, 2026		December 31, 2025
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$2	$—	$1	$—
	Other noncurrent assets	2	—	—	—
	Accrued expenses and other current liabilities	—	95	—	63
	Other noncurrent liabilities	—	18	—	22
	Total	4	113	1	85
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	2	—	2	—
	Accrued expenses and other current liabilities	—	3	—	1
	Total	2	3	2	1
Total		$6	$116	$3	$86

Cash Flow Hedges
We have entered and continue to enter into a series of foreign exchange derivative contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of the Indian rupee against the U.S. dollar on future operating costs and are scheduled to mature each month during the remainder of 2026, 2027 and the first nine months of 2028. The changes in fair value of these contracts are initially reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position and are subsequently reclassified to earnings within "Cost of revenues" and "Selling, general and administrative expenses" in our unaudited consolidated statements of operations in the same period that the forecasted Indian rupee denominated payments are recorded in earnings. As of September 30, 2026, we estimate that $74 million, net of tax, of net losses related to derivatives designated as cash flow hedges reported in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of financial position is expected to be reclassified into earnings within the next 12 months.

Cognizant Technology Solutions	19	September 30, 2026 Form 10-Q

The notional value of the outstanding contracts by year of maturity was as follows:

(in millions)	September 30, 2026	December 31, 2025
2026	$635	$2,290
2027	1,800	1,020
2028	590	—
Total notional value of contracts outstanding	$3,025	$3,310
The activity related to the change in net unrealized gains and losses on the cash flow hedges included in "Accumulated other comprehensive income (loss)" in our unaudited consolidated statements of stockholders' equity is presented in Note 10.
Other Derivatives
We use foreign exchange forward contracts to provide an economic hedge against balance sheet exposures to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts that are scheduled to mature in the fourth quarter of 2026 and the third quarter of 2027. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.

Additional information related to the outstanding foreign exchange forward contracts not designated as hedging instruments was as follows:

(in millions)	September 30, 2026		December 31, 2025
	Notional	Fair Value	Notional	Fair Value
Contracts outstanding	$653	$(1)	$748	$1
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on the other derivative financial instruments for the three and nine months ended September 30:

	Location of Net (Losses) Gains on Derivative Instruments	Amount of Net (Losses) Gains on Derivative Instruments
(in millions)		2026	2025	2026	2025
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(2)	$5	$(2)	$(3)
The related cash flow impacts of all the derivative activities are reflected as cash flows from operating activities.

Cognizant Technology Solutions	20	September 30, 2026 Form 10-Q

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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2026:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$68	$—	$—	$68
Time deposits	—	345	—	345
Short-term investments:
Time deposits	—	25	—	25
Equity investment security	12	—	—	12
Other current assets:
Foreign exchange forward contracts	—	4	—	4
Other noncurrent assets:
Foreign exchange forward contracts	—	2	—	2
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(98)	—	(98)
Contingent consideration liabilities	—	—	(25)	(25)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(18)	—	(18)

Cognizant Technology Solutions	21	September 30, 2026 Form 10-Q

The following table summarizes the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24	$—	$—	$24
Time deposits	—	183	—	183
Short-term investments:
Time deposits	—	1	—	1
Equity investment security	12	—	—	12
Other current assets:
Foreign exchange forward contracts	—	3	—	3
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	—	(64)	—	(64)
Other noncurrent liabilities:
Foreign exchange forward contracts	—	(22)	—	(22)
We measure the fair value of money market funds based on quoted prices in active markets for identical assets and measure the fair value of our equity investment security based on the published daily net asset value at which investors can freely subscribe to or redeem from the fund. The carrying value of the time deposits approximated fair value as of September 30, 2026 and December 31, 2025.
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
During the nine months ended September 30, 2026 and the year ended December 31, 2025, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Cognizant Technology Solutions	22	September 30, 2026 Form 10-Q

Note 10 — Accumulated Other Comprehensive Income (Loss)
Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and nine months ended September 30, 2026:

	Three Months			Nine Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(38)	$(5)	$(43)	$11	$1	$12
Change in foreign currency translation adjustments	(16)	1	(15)	(65)	(5)	(70)
Ending balance	$(54)	$(4)	$(58)	$(54)	$(4)	$(58)
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(124)	$31	$(93)	$(84)	$21	$(63)
Unrealized (losses) arising during the period	(28)	7	(21)	(145)	36	(109)
Reclassifications of net losses to:
Cost of revenues	34	(9)	25	103	(26)	77
SG&A expenses	3	—	3	11	(2)	9
Net change	9	(2)	7	(31)	8	(23)
Ending balance	$(115)	$29	$(86)	$(115)	$29	$(86)
Changes in net defined benefit obligations:
Beginning balance	$(87)	$22	$(65)	$(149)	$40	$(109)
Gains and (losses), net of amortization	6	(1)	5	68	(19)	49
Ending balance	$(81)	$21	$(60)	$(81)	$21	$(60)
Accumulated other comprehensive income (loss):
Beginning balance	$(249)	$48	$(201)	$(222)	$62	$(160)
Other comprehensive income (loss)	(1)	(2)	(3)	(28)	(16)	(44)
Ending balance	$(250)	$46	$(204)	$(250)	$46	$(204)

Cognizant Technology Solutions	23	September 30, 2026 Form 10-Q

Changes in "Accumulated other comprehensive income (loss)" by component were as follows for the three and nine months ended September 30, 2025:

	Three Months			Nine Months
(in millions)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$40	$6	$46	$(261)	$7	$(254)
Change in foreign currency translation adjustments	(38)	(3)	(41)	263	(4)	259
Ending balance	$2	$3	$5	$2	$3	$5
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$17	$(4)	$13	$(34)	$9	$(25)
Unrealized (losses) arising during the period	(100)	25	(75)	(56)	14	(42)
Reclassifications of net losses to:
Cost of revenues	11	(3)	8	17	(4)	13
SG&A expenses	1	—	1	2	(1)	1
Net change	(88)	22	(66)	(37)	9	(28)
Ending balance	$(71)	$18	$(53)	$(71)	$18	$(53)
Changes in net defined benefit obligations:
Beginning balance	$(19)	$3	$(16)	$(20)	$3	$(17)
Gains and (losses), net of amortization	—	—	—	1	—	1
Ending balance	$(19)	$3	$(16)	$(19)	$3	$(16)
Accumulated other comprehensive income (loss):
Beginning balance	$38	$5	$43	$(315)	$19	$(296)
Other comprehensive income (loss)	(126)	19	(107)	227	5	232
Ending balance	$(88)	$24	$(64)	$(88)	$24	$(64)

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

Cognizant Technology Solutions	24	September 30, 2026 Form 10-Q

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
The Labor Code, which was implemented in November 2025, was designed to repeal and replace the Employees’ Provident Fund and Miscellaneous Provisions Act, 1952, subject to the issuance of applicable rules. The Social Security Rules were published by the government of India in May 2026. Additionally, the government of India notified the Employees Provident Fund Scheme of 2026 in June 2026. As a result of these developments, management concluded that the liability relating to periods where no proceedings had been initiated by the government is no longer required. Thus, in the second quarter of 2026, management recorded a benefit of $81 million in "Selling, general and administrative expenses" in our unaudited consolidated statement of operations. The remaining balance of the liability as of September 30, 2026 was $20 million.
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

On June 1, 2021, an eighth putative shareholder derivative complaint was filed in the USDC-NJ, naming us and certain of our current and former directors and officers at that time as defendants. The complaint asserts claims similar to those in the previously-filed putative shareholder derivative actions. On March 31, 2022, we and certain of our current and former directors and officers moved to dismiss the complaint. On November 30, 2022, the USDC-NJ denied without prejudice those motions. The USDC-NJ ordered the parties to conduct limited discovery related to the issue of whether our board of directors wrongfully refused the plaintiff’s earlier litigation demand and, after the conclusion of such limited discovery, to file targeted motions for summary judgment on the issue of wrongful refusal. On July 25, 2025, we reached an agreement in principle to settle this lawsuit, which later was approved by our board of directors and the individual defendants. On September 15, 2026 the court granted the plaintiff’s motion for final approval of the settlement of the lawsuit. On September 23, 2026, the court dismissed the lawsuit with prejudice. The amount of the settlement is immaterial to the Company’s consolidated financial statements.
See Note 7 for information relating to the ITD Dispute.
On September 18, 2017, three former employees filed suit against Cognizant in the USDC-CDCA, alleging that they and similarly situated employees suffered disparate treatment on the basis of race in violation of 42 U.S.C. § 1981. Plaintiffs

Cognizant Technology Solutions	25	September 30, 2026 Form 10-Q

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

The case proceeded to a retrial on September 24, 2024, and on October 4, 2024, the jury returned a verdict in favor of plaintiffs. On December 5, 2025, the USDC-CDCA awarded plaintiffs $16 million in interim attorneys’ fees and costs; and separately found in plaintiffs’ favor on their claim that Cognizant policies had a disparate impact on non-South Asian and non-Indian employees in view of the same evidence presented at the retrial. Trial has been scheduled for December 8, 2026, for certain non-class claims. Separate from that trial, from a class standpoint the case will proceed to a second phase to determine individualized liability and damages, if any, for each class member. As a result of the verdict, each non-South Asian and non-Indian class member who pursues claims in the second phase will be entitled to a rebuttable presumption that all termination decisions were discriminatory and to the possibility of recovering punitive damages if they prevail. We believe that class certification was improper, and that the second phase of the case will confirm that individualized issues should have precluded class certification. Cognizant will continue to vigorously defend itself and pursue all available appellate arguments concerning class certification, the September 24, 2024 trial, and related orders at the appropriate time. Because we cannot predict the number of individual plaintiffs who will proceed to the second phase, or the outcome of those cases, and in view of the appellate arguments regarding class certification, we are unable to reasonably estimate a possible loss or range of loss. We have not recorded any accruals related to the ultimate outcome of this matter.
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

Cognizant Technology Solutions	26	September 30, 2026 Form 10-Q

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
Information by reportable segment were as follows:

	Three Months Ended September 30, 2026					Nine Months Ended September 30, 2026
(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues	$1,587	$1,767	$1,371	$939	$5,664	$4,738	$5,144	$4,014	$2,662	$16,558
Less: Other segment items	1,266	1,484	1,184	807	4,741	3,790	4,332	3,484	2,309	13,915
Segment operating profit	$321	$283	$187	$132	$923	$948	$812	$530	$353	$2,643
Unallocated benefits/(costs)					(51)					(54)
Income from operations					$872					$2,589

	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
(in millions)	HS	FS	P&R	CMT	Total	HS	FS	P&R	CMT	Total
Revenues	$1,604	$1,578	$1,383	$850	$5,415	$4,726	$4,587	$3,967	$2,495	$15,775
Less: Other segment items	1,293	1,313	1,205	738	4,549	3,835	3,829	3,443	2,194	13,301
Segment operating profit	$311	$265	$178	$112	$866	$891	$758	$524	$301	$2,474
Unallocated benefits/(costs)					—					62
Income from operations					$866					$2,536
Other segment items for each reportable segment primarily include employee compensation and benefits, subcontractor costs, costs of third-party products and services and travel expenses.

Cognizant Technology Solutions	27	September 30, 2026 Form 10-Q

Geographic Area Information
Long-lived assets by geographic area are as follows:

	As of
(in millions)	September 30, 2026	December 31, 2025
Long-lived Assets: (1)
North America (2)	$324	$300
Europe	65	67
Rest of World (3)	591	566
Total	$980	$933

(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(2)Substantially all relates to the United States.
(3)Substantially all relates to India.

Note 13 — Subsequent Events
Debt
On October 5, 2026, we entered into the New Credit Agreement. See Note 6 for additional information.
Dividend
On October 28, 2026, the Board of Directors approved the Company's declaration of a $0.33 per share dividend with a record date of November 13, 2026 and a payment date of November 25, 2026.
Acquisition
On October 21, 2026, we entered into a definitive agreement to acquire DyFlex Solutions, a leading SAP transformation firm headquartered in Australia, for approximately $210 million in cash payable upon closing, subject to customary closing adjustments. This acquisition is expected to strengthen our enterprise platform and AI and SAP capabilities in the region.

Cognizant Technology Solutions	28	September 30, 2026 Form 10-Q

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
In connection with Project Leap, in the third quarter of 2026 we incurred $51 million of employee separation and other costs. Since the inception of the program, we have incurred $135 million in total costs. See Note 4 to our unaudited consolidated financial statements. During the third quarter of 2026, we revised our estimates related to Project Leap. We now expect to record total costs of $180 million to $250 million, with $140 million to $160 million of costs expected to be incurred in 2026 and the remainder to be incurred through the first quarter of 2027. Cash payments related to the costs are expected to be made primarily over the same period. This consists of $150 million to $200 million of employee severance and other personnel related costs and $30 million to $50 million of other charges. This program is expected to generate in-year savings of approximately $200 million in 2026, which are and will continue to be used primarily to fund investments as described above. The estimates of the charges and expenditures that we expect to incur in connection with Project Leap, the timing thereof, and the savings expected to be generated are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with Project Leap.

Cognizant Technology Solutions	29	September 30, 2026 Form 10-Q

Q3 2026 Financial Results1

Revenue

Income from Operations

Operating Margin

Diluted EPS

GAAP	Adjusted[1]

GAAP	Adjusted[1]

GAAP	Adjusted[1]

Revenue up $249 million or 4.6% from Q3 2025; an increase of 4.8% in constant currency[1]	Income from Operations up $6 million or 0.7% from Q3 2025 Adjusted Income from Operations[1] up $57 million or 6.6% from Q3 2025	Operating margin down 60 bps from Q3 2025 Adjusted Operating Margin[1] up 30 bps from Q3 2025	Diluted EPS up $0.83 or 148.2% from Q3 2025 Adjusted Diluted EPS[1] up $0.10 or 7.2% from Q3 2025
During the quarter ended September 30, 2026, revenues increased by $249 million as compared to the quarter ended September 30, 2025, representing growth of 4.6%, or 4.8% on a constant currency1 basis. Revenue growth was led by banking clients in our Financial Services segment and technology clients in our CMT segment, partially offset by weakness in communications and media clients in our CMT segment, healthcare clients in our Health Sciences segment and retail, consumer goods, travel and hospitality clients in our Products and Resources segment. Additionally, revenue growth was positively impacted by our recently completed acquisitions (210 basis points of year-over-year revenue growth) and the sale of third-party products in connection with our integrated offerings strategy (190 basis points of year-over-year revenue growth). See 'Revenues - Reportable Business Segments and Geographic Markets' within Results of Operations for further details.
Our GAAP operating margin declined to 15.4% for the quarter ended September 30, 2026 from 16.0% for the quarter ended September 30, 2025. Our Adjusted Operating Margin1 increased to 16.3% for the quarter ended September 30, 2026 from 16.0% for the quarter ended September 30, 2025. Our operating margins for the quarter ended September 30, 2026, as compared to the quarter ended September 30, 2025, were positively impacted by Project Leap savings, net of investments in our AI capabilities, and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs and the dilutive impact of our recently completed acquisitions. In addition, our GAAP operating margin for the quarter ended September 30, 2026 was negatively impacted by $51 million in costs related to Project Leap (see Note 4) which were excluded from our Adjusted Operating Margin.
In July 2025, the OBBBA was enacted in the United States, which, among other provisions, repealed the requirement to capitalize U.S. research and experimental costs. As a result, we concluded that it is not more likely than not that we will realize our deferred tax asset of $390 million related to research and experimental costs capitalized outside the United States. Therefore, in the third quarter of 2025, we recorded a one-time, non-cash income tax expense of $390 million. This impacted our Q3 2025 GAAP diluted EPS by $0.80, which is added back for the calculation of Adjusted EPS.
As a global professional services company, we compete on the basis of the knowledge, experience, insights, skills and talent of our employees and the value they can provide to our clients. We closely monitor attrition trends focusing on the metric that we believe is most relevant to our business. During the first quarter of 2026, we modified our definition of Voluntary Attrition - Tech Services to exclude certain categories of negotiated separations and have recast prior periods to conform to the new definition. For each of the trailing twelve months ended September 30, 2026 and the trailing twelve months ended September 30, 2025, our Voluntary Attrition - Tech Services was 12.6%. We finished the third quarter of 2026 with approximately 359,900 employees as compared to 349,800 employees at the end of the third quarter of 2025.
1 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	30	September 30, 2026 Form 10-Q

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
Potential tax law and other regulatory and administrative changes, including judicial decisions thereon, may impact our future results. The government of India implemented labor law reforms effective November 21, 2025, including the Code on Social Security, 2020, and additionally published The Social Security Rules in May 2026 and notified the Employees Provident Fund Scheme of 2026 in June 2026. The government of India continues to issue clarifications on various aspects of the Labor Code, and certain Indian states are yet to notify or operationalize their corresponding rules. The outcome of these clarifications could impact our compensation and benefit expenses in India. In addition, in March 2024, India and Mauritius signed a Protocol to amend the India-Mauritius Income Tax Treaty, which entered into force in August 2026 and was announced in October 2026 by the India Government. We continue to evaluate the potential impact of the amendment, which could increase our effective income tax rate, as CTS India is a subsidiary of our wholly-owned Mauritius entity. For additional information, see "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cognizant Technology Solutions	31	September 30, 2026 Form 10-Q

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2026	Revenues	2025	Revenues	$	%
Revenues	$5,664	100.0	$5,415	100.0	$249	4.6
Operating expenses:
Cost of revenues(a)	3,751	66.2	3,581	66.1	170	4.7
Selling, general and administrative expenses(a)	841	14.8	833	15.4	8	1.0
Restructuring charges	51	0.9	—	—	51	N/A
Depreciation and amortization expense	149	2.6	135	2.5	14	10.4
Income from operations and operating margin	872	15.4	866	16.0	6	0.7
Other income (expense), net	(9)		21		(30)	(142.9)
Income before provision for income taxes	863	15.2	887	16.4	(24)	(2.7)
Provision for income taxes	(237)		(613)		376	(61.3)
Income (loss) from equity method investments	1		—		1	N/A
Net income	$627	11.1	$274	5.1	$353	128.8
Diluted EPS	$1.39		$0.56		$0.83	148.2

Other Financial Information[2]
Adjusted Income from Operations and Adjusted Operating Margin	$923	16.3	$866	16.0	$57	6.6
Adjusted Diluted EPS	$1.49		$1.39		$0.10	7.2

(a)Exclusive of depreciation and amortization expense.2
N/A    Not Applicable

2 Adjusted Income from Operations, Adjusted Operating Margin and Adjusted Diluted EPS are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	32	September 30, 2026 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $5,664 million across our business segments and geographies were as follows for the three months ended September 30, 2026:

Q3 2026 as compared to Q3 2025	Increase/(Decrease)
(Dollars in millions)	$	%	CC %[3]
Health Sciences	(17)	(1.1)	(0.9)
Financial Services	189	12.0	12.3
Products and Resources	(12)	(0.9)	(0.8)
CMT	89	10.5	10.7
Total revenues	$249	4.6	4.8

Q3 2026 as compared to Q3 2025	Increase/(Decrease)
(Dollars in millions)	$	%	CC %[3]
North America	$230	5.7	5.8
United Kingdom	29	5.8	6.2
Continental Europe	(14)	(2.6)	(1.5)
Europe - Total	15	1.4	2.2
Rest of World	4	1.2	1.4
Total revenues	$249	4.6	4.8

Foreign currency exchange movements impacted revenue across segments and geographies as shown in the tables above. The explanations below describe constant currency changes in revenue.3
Revenue was positively impacted by the ramp up of several recently won large deals and increasing demand for our intuitive operations and automation services as well as our cloud and infrastructure services. Revenue growth was led by banking clients in our Financial Services segment, primarily in North America. Revenue was negatively impacted by weakness in healthcare customers in North America and life sciences customers in Continental Europe, as well as retail, consumer goods, travel and hospitality customers in our Products and Resources segment. Additionally, our CMT segment has seen and may continue to see weakness among communications and media customers in all geographies, while growth in technology customers, primarily in North America, was driven by our largest customer in this segment.
Our recently completed acquisitions contributed approximately 210 basis points to overall revenue growth, primarily in our CMT segment and our North America region, where the contribution was 875 basis points and 250 basis points, respectively. Additionally, the sale of third-party products in connection with our integrated offerings strategy contributed 190 basis points to overall revenue growth. These sales contributed 200 basis points of growth to our North America region and 425 basis points of growth to our United Kingdom region. These sales contributed 600 basis points of growth to our CMT segment and 400 basis points of growth to our Financial Services segment.

3 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	33	September 30, 2026 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$170M
é	0.1% as a % of revenues
¡	% of Revenues

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

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily driven by Project Leap savings, net of investments in our AI capabilities, partially offset by the dilutive impact of our recently completed acquisitions.

é	8M
ê	0.6% as a % of revenues
¡	% of Revenues

Restructuring Charges
Restructuring charges consist of costs related to Project Leap. Restructuring charges were $51 million, or 0.9% as a percentage of revenue, for the three months ended September 30, 2026. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 10.4% during the third quarter of 2026 as compared to the third quarter of 2025. The increase was driven by amortization expense from intangible assets related to our recently completed acquisitions.

Operating Margin and Adjusted Operating Margin[4] - Overall
The increase in our Adjusted Operating Margin4 for the quarter ended September 30, 2026, as compared to the quarter ended September 30, 2025, was primarily driven by Project Leap savings, net of investments in our AI capabilities, and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs and the dilutive impact of our recently completed acquisitions. In addition, our GAAP operating margin for the quarter ended September 30, 2026 was negatively impacted by $51 million in costs related to Project Leap which was excluded from our Adjusted Operating Margin.
A predominant portion of our costs in India are denominated in the Indian rupee, representing approximately 22% of our global operating costs during the three months ended September 30, 2026. These costs are subject to foreign currency exchange rate fluctuations, which have an impact on our results of operations. We enter into foreign exchange derivative contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. Net of the impact of the hedges, the depreciation of the Indian rupee positively impacted our operating margin for the three months ended September 30, 2026 by approximately 120 basis points as compared to the three months ended September 30, 2025.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 160 basis points during the three months ended September 30, 2026. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the
4 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	34	September 30, 2026 Form 10-Q

effect of moving our operating margin by 17 basis points (excluding the impact of the hedges). The settlement of our cash flow hedges had a negative impact of approximately 65 basis points on our operating margin during the three months ended September 30, 2026, compared to a negative impact of approximately 20 basis points during the three months ended September 30, 2025.

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
In the third quarter of 2026, segment operating margins across all our segments were positively impacted by Project Leap savings, net of investments in our AI capabilities, and the beneficial impact of foreign currency exchange rate movements, partially offset by increased compensation costs. Segment operating margin in CMT was positively impacted by increased profitability of several large customers, which was partially offset by the dilutive impact of our recently completed acquisitions. Additionally, on a year-over-year basis, the timing of sales of third-party products negatively impacted segment operating margin in Financial Services.
Total segment operating profit and operating margin were as follows for the three months ended September 30:

(Dollars in millions)	2026	% of Revenues	2025	% of Revenues	Increase/(Decrease)
Total segment operating profit	$923	16.3	$866	16.0	$57
Unallocated (costs)	(51)	(0.9)	—	—	(51)
Income from operations	$872	15.4	$866	16.0	$6
Unallocated costs for the three months ended September 30, 2026 represents Project Leap costs. See Note 4 to our unaudited consolidated financial statements for additional information.

Cognizant Technology Solutions	35	September 30, 2026 Form 10-Q

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended September 30:

(in millions)	2026	2025	Increase/ Decrease
Foreign currency exchange gains (losses)	$4	$(1)	$5
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(2)	5	(7)
Foreign currency exchange gains (losses), net	2	4	(2)
Interest income	16	25	(9)
Interest expense	(19)	(8)	(11)
Other, net	(8)	—	(8)
Total other income (expense), net	$(9)	$21	$(30)
The foreign currency exchange gains were attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. The gains and losses on foreign exchange forward contracts not designated as hedging instruments related to the realized and unrealized gains and losses on contracts entered into to offset our foreign currency exposures. As of September 30, 2026, the notional value of our undesignated hedges was $653 million. Interest income declined for the three months ended September 30, 2026, driven by the combination of lower invested balances and lower yields as compared to the three months ended September 30, 2025. Higher interest expense during the three months ended September 30, 2026 was driven by the outstanding balance under our revolving credit facility during the period. The increase in expenses in Other, net was related to our India defined benefit plans as a result of the enactment of the Labor Code reforms in 2025.

Provision for Income Taxes

ê	$376M
¡ Effective Income Tax Rate ê 41.6%

The effective income tax rate decrease as compared to Q3 2025 was driven by the one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA during Q3 2025. See Note 7 to our unaudited consolidated financial statements for additional information.

Net Income
The increase in net income as compared to Q3 2025 was primarily driven by the one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA during Q3 2025.

é	$353M

¡ é 6.0% of Revenues

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
Our non-GAAP financial measures Adjusted Operating Margin and Adjusted Income from Operations exclude unusual items, such as Project Leap charges and the partial reversal of the India Defined Contribution Obligation liability in the second quarter of 2026 and the gain on sale of property and equipment in the first quarter of 2025. Our non-GAAP financial measure Adjusted Diluted EPS excludes unusual items, such as Project Leap charges, the partial reversal of the India Defined Contribution Obligation liability, the gain on sale of property and equipment and the one-time income tax expense related to the enactment of the OBBBA in the third quarter of 2025, and net non-operating foreign currency exchange gains or losses and the tax impact of all the applicable adjustments. The income tax impact of each item excluded from Adjusted Diluted EPS is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred. Constant currency revenue growth is defined as revenues for a given period restated at the comparative period’s foreign currency exchange rates measured against the comparative period's reported revenues.

Cognizant Technology Solutions	36	September 30, 2026 Form 10-Q

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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

	2026	% of Revenues	2025	% of Revenues
GAAP income from operations and operating margin	$872	15.4	$866	16.0
Project Leap(1)	51	0.9	—	—
Adjusted Income from Operations and Adjusted Operating Margin	$923	16.3	$866	16.0

GAAP diluted EPS	$1.39		$0.56
Effect of above adjustments, pre-tax	0.11		—
Non-operating foreign currency exchange (gains) losses, pre-tax(2)	—		(0.01)
Tax effect of above adjustments(3)	(0.01)		0.04
One-time income tax expense related to the enactment of the OBBBA (4)	—		0.80
Adjusted Diluted EPS	$1.49		$1.39

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
(3)Presented below are the tax impacts of our non-GAAP adjustments to pre-tax income:

	Three Months Ended September 30,
(in millions)	2026	2025
Non-GAAP income tax benefit (expense) related to:
Project Leap charges	$14	$—
Foreign currency exchange gains and losses	(8)	(15)
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
(4)In the third quarter of 2025, we recorded a one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA. See Note 7 to our unaudited consolidated financial statements for additional information.

Cognizant Technology Solutions	37	September 30, 2026 Form 10-Q

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

		% of		% of	Increase / Decrease
(Dollars in millions, except per share data)	2026	Revenues	2025	Revenues	$	%
Revenues	$16,558	100.0	$15,775	100.0	$783	5.0
Cost of revenues(a)	11,041	66.7	10,457	66.3	584	5.6
Selling, general and administrative expenses(a)	2,360	14.3	2,434	15.4	(74)	(3.0)
Restructuring charges	135	0.8	—	—	135	N/A
Depreciation and amortization expense	433	2.6	410	2.6	23	5.6
(Gain) on sale of property and equipment	—	—	(62)	(0.4)	62	(100.0)
Income from operations and operating margin	2,589	15.6	2,536	16.1	53	2.1
Other income (expense), net	16		65		(49)	(75.4)
Income before provision for income taxes	2,605	15.7	2,601	16.5	4	0.2
Provision for income taxes	(676)		(1,023)		347	(33.9)
Income (loss) from equity method investments	(4)		4		(8)	(200.0)
Net income	$1,925	11.6	$1,582	10.0	$343	21.7
Diluted EPS	$4.14		$3.22		$0.92	28.6
Other Financial Information[5]
Adjusted Income From Operations and Adjusted Operating Margin	$2,643	16.0	$2,474	15.7	$169	6.8
Adjusted Diluted EPS	$4.25		$3.93		$0.32	8.1

(a)Exclusive of depreciation and amortization expense.
N/A    Not Applicable

Revenues
During the nine months ended September 30, 2026, revenues increased by $783 million as compared to the nine months ended September 30, 2025, representing growth of 5.0%, or 4.3% on a constant currency basis5.

5 Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Diluted EPS and constant currency revenue growth are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures.

Cognizant Technology Solutions	38	September 30, 2026 Form 10-Q

Revenues - Reportable Business Segments and Geographic Markets
Revenues of $16,558 million across our business segments and geographies were as follows for the nine months ended September 30, 2026:

YTD 2026 as compared to YTD 2025	Increase/(Decrease)
(Dollars in millions)	$	%	CC %[6]
Health Sciences	12	0.3	(0.3)
Financial Services	557	12.1	11.4
Products and Resources	47	1.2	0.3
CMT	167	6.7	6.2
Total revenues	$783	5.0	4.3

YTD 2026 as compared to YTD 2025	Increase/(Decrease)
(Dollars in millions)	$	%	CC %[6]
North America	$643	5.5	5.4
United Kingdom	91	6.3	4.1
Continental Europe	38	2.4	(1.5)
Europe - Total	129	4.3	1.2
Rest of World	11	1.1	0.4
Total revenues	$783	5.0	4.3

Foreign currency exchange movements impacted revenue across segments and geographies as shown in the tables above. The explanations below describe constant currency changes in revenue.6
Revenue across all geographies was positively impacted by the ramp up of several recently won large deals and increasing demand for our intuitive operations and automation services. Revenue growth was driven by banking and insurance clients in our Financial Services segment, life sciences customers in our Health Sciences segment as well as growth in technology customers in our CMT segment, which was attributable to our largest customer in this segment. Revenue was negatively impacted by weakness in healthcare customers in our Health Sciences segment and retail, consumer goods, travel and hospitality customers in our Products and Resources segment. Additionally, our CMT segment has seen and may continue to see weakness among communications and media customers.
The sale of third-party products, primarily in North America and Europe, in connection with our integrated offerings strategy, contributed approximately 170 basis points to overall revenue growth. These sales contributed 650 basis points of growth to our CMT segment and 300 basis points growth to our Financial Services segment, while negatively impacting our Health Sciences segment by 100 basis points due to lower sales of third-party products in 2026 as compared to 2025. Our recently completed acquisitions contributed approximately 140 basis points to overall revenue growth, primarily in North America, including 400 basis points to our CMT segment and 125 basis points to our Financial Services segment.

6 Constant currency revenue growth is not a measure of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	39	September 30, 2026 Form 10-Q

Cost of Revenues (Exclusive of Depreciation and Amortization Expense)

é	$584M
é	0.4% as a % of revenues
¡	% of Revenues

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

SG&A Expenses (Exclusive of Depreciation and Amortization Expense)
SG&A expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. The decrease, as a percentage of revenues, was primarily driven by the $81 million partial reversal of the 2019 India Defined Contribution Obligation liability and Project Leap savings, net of investments in our AI capabilities, partially offset by the dilutive impact of our recently completed acquisitions.

ê	$74M
ê	1.1% as a % of revenues
¡	% of Revenues

Restructuring Charges
Restructuring charges consist of costs related to Project Leap. Restructuring charges were $135 million, or 0.8% as a percentage of revenue, for the nine months ended September 30, 2026. For further detail on our restructuring charges see Note 4 to our unaudited consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by 5.6% during the nine months ended September 30, 2026 as compared to the 2025 period. The increase was driven by amortization expense from intangible assets related to our recently completed acquisitions.

Gain on Sale of Property and Equipment
During the nine months ended September 30, 2025, we realized a gain of $62 million on the sale of an office complex in India. For further detail see Note 1 to our unaudited consolidated financial statements.

Operating Margin and Adjusted Operating Margin[7]- Overall

Our 2026 GAAP and Adjusted Operating Margins7 were positively impacted by Project Leap savings, net of investments in our AI capabilities, and foreign currency exchange rate movements, partially offset by increased compensation costs, the dilutive impact of our recently completed acquisitions and the impact of the sale of third-party products in connection with our integrated offerings strategy. In addition, our GAAP operating margin for the nine months ended September 30, 2026 was negatively impacted by $135 million in costs related to Project Leap and positively impacted by the $81 million partial reversal of the 2019 India Defined Contribution Obligation liability, both of which were excluded from our Adjusted Operating Margin. Our GAAP operating margin for 2025 was positively impacted by $62 million from the gain on sale of property and equipment, which was excluded from our Adjusted Operating Margin.
7 Adjusted Income from Operations and Adjusted Operating Margin are not measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measures, as applicable.

Cognizant Technology Solutions	40	September 30, 2026 Form 10-Q

Net of the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee positively impacted our operating margin for the nine months ended September 30, 2026 by approximately 90 basis points as compared to the nine months ended September 30, 2025. Excluding the impact of such hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 150 basis points for the nine months ended September 30, 2026. The settlement of our cash flow hedges had a negative impact of approximately 70 basis points on our operating margin during the nine months ended September 30, 2026, compared to a negative impact of approximately 10 basis points during the 2025 period.

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
In 2026, segment operating margins across all our segments were positively impacted by Project Leap savings, net of investments in our AI capabilities, and foreign currency exchange rate movements, partially offset by increased compensation costs. Segment operating margin in CMT was positively impacted by increased profitability of several large customers, which was partially offset by the dilutive impact of our recently completed acquisitions. Additionally, on a year-over-year basis, the timing of sales of third-party products positively impacted Health Sciences segment operating margin, while negatively impacting Financial Services segment operating margin.
Total segment operating profit and margin were as follows for the nine months ended September 30:

(Dollars in millions)	2026	% of Revenues	2025	% of Revenues	Increase/(Decrease)
Total segment operating profit	$2,643	16.0	$2,474	15.7	$169
Unallocated (costs)/benefits	(54)	(0.4)	62	0.4	(116)
Income from operations	$2,589	15.6	$2,536	16.1	$53
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

Cognizant Technology Solutions	41	September 30, 2026 Form 10-Q

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the nine months ended September 30:

(in millions)	2026	2025	Increase/ Decrease
Foreign currency exchange gains	$29	$16	$13
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(2)	(3)	1
Foreign currency exchange gains (losses), net	27	13	14
Interest income	56	78	(22)
Interest expense	(39)	(29)	(10)
Other, net	(28)	3	(31)
Total other income (expense), net	$16	$65	$(49)
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

Provision for Income Taxes

ê	$347M

¡ Effective Income Tax Rate ê 13.3%

The effective income tax rate decrease compared to 2025 was driven by the negative impact of the one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA during Q3 2025, partially offset by multi-year tax planning strategies.

Net Income
The increase in net income as compared to 2025 was driven by the one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA during Q3 2025 as well as increased income from operations in 2026, partially offset by decreased other income in 2026.

é	$343M

¡ é 1.6% of Revenues

Cognizant Technology Solutions	42	September 30, 2026 Form 10-Q

Non-GAAP Financial Measures
See “Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025 – Non-GAAP Financial Measures” above for additional information about our use of non-GAAP financial measures.
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

(Dollars in millions, except per share amounts)	2026	% of Revenues	2025	% of Revenues
GAAP income from operations and operating margin	$2,589	15.6	$2,536	16.1
Project Leap(1)	135	0.8	—	—
India Defined Contribution Obligation(2)	(81)	(0.4)	—	—
(Gain) on sale of property and equipment(3)	—	—	(62)	(0.4)
Adjusted Income from Operations and Adjusted Operating Margin	$2,643	16.0	$2,474	15.7

GAAP diluted EPS	$4.14		$3.22
Effect of above adjustments, pre-tax	0.12		(0.13)
Non-operating foreign currency exchange (gains) losses, pre-tax (4)	(0.06)		(0.03)
Tax effect of above adjustments (5)	0.05		0.08
One-time income tax expense related to the enactment of the OBBBA (6)	—		0.79
Adjusted Diluted EPS	$4.25		$3.93

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
(3)During the three months ended March 31, 2025, we realized a gain of $62 million on the sale of an office complex in India. See Note 1 to our unaudited consolidated financial statements for additional information.
(4)Non-operating foreign currency exchange gains and losses, inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, are reported in "Foreign currency exchange gains (losses), net" in our unaudited consolidated statements of operations.
(5)Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

(in millions)	Nine Months Ended September 30,
	2026	2025
Non-GAAP income tax benefit (expense) related to:
Gain on sale of property and equipment	$—	$(9)
Project Leap charges	36	—
India Defined Contribution Obligation	(21)	—
Foreign currency exchange gains and losses	(38)	(25)
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
(6)In the third quarter of 2025, we recorded a one-time, non-cash income tax expense of $390 million related to the enactment of the OBBBA. See Note 7 to our unaudited consolidated financial statements for additional information.

Cognizant Technology Solutions	43	September 30, 2026 Form 10-Q

Liquidity and Capital Resources
Cash generated from operations has historically been the primary source of liquidity to fund operations and investments to grow our business. As of September 30, 2026, we had cash, cash equivalents and short-term investments of $1,552 million. As of September 30, 2026, we had $1,000 million outstanding under the revolving credit facility, bringing the available capacity under our credit facility to $850 million.

The following table provides a summary of cash flows for the nine months ended September 30:

(in millions)	2026	2025	Increase / Decrease
Net cash provided by (used in):
Operating activities	$1,836	$2,025	$(189)
Investing activities	(1,617)	(155)	(1,462)
Financing activities	(1,335)	(1,785)	450
Operating activities
The decrease in cash provided by operating activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by higher incentive based compensation payments in 2026, partially offset by lower cash tax payments in 2026.
We monitor turnover, aging and the collection of accounts receivable by client. Our DSO calculation includes receivables, net of allowance for doubtful accounts, and contract assets, reduced by the uncollected portion of deferred revenue. Our DSO was 89 days as of September 30, 2026, an increase of 8 days from 81 days as of December 31, 2025. Our DSO was 82 days as of September 30, 2025, an increase of 4 days from 78 days as of December 31, 2024.
Investing activities
The increase in cash used in investing activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was driven by the payments for our recently completed acquisitions in 2026 and the gain on sale of property and equipment in 2025.
Financing activities
The decrease in cash used in financing activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by the draw down on our revolving credit facility in 2026 and the repayment of the outstanding balance under the revolving credit facility in 2025, partially offset by increased repurchases of common stock during 2026.
During 2026, we repurchased $1,838 million of our Class A common stock under our stock repurchase program: $1,338 million through open market purchases and $500 million through ASR agreements.
In 2022, we entered into the Credit Agreement providing for the $650 million Term Loan and a $1,850 million unsecured revolving credit facility, which were each due to mature in October 2027. During the second quarter of 2026, we borrowed $1,000 million under our revolving credit facility. On October 5, 2026, we entered into the New Credit Agreement providing for a $550 million unsecured New Term Loan and a $1,850 million unsecured revolving credit facility, which are each due to mature in October 2031. The Credit Agreement was terminated upon the closing of the New Credit Agreement and the proceeds from the New Term Loan were used primarily to repay our outstanding Term Loan balance. Additionally, in October 2026, we borrowed $1,000 million under the new revolving credit facility and used the proceeds to repay the outstanding balances under the previous revolving credit facility.
We are required under the New Credit Agreement to make scheduled quarterly principal payments under the New Term Loan beginning in December 2027. The New Credit Agreement contains customary affirmative and negative covenants as well as a financial covenant. The financial covenant is tested at the end of each fiscal quarter and requires us to maintain a Leverage Ratio not in excess of 3.50:1.00, or at our election for a period of up to four quarters following certain material acquisitions, 4.00:1.00.

Cognizant Technology Solutions	44	September 30, 2026 Form 10-Q

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

Recently Adopted and New Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements.

Cognizant Technology Solutions	45	September 30, 2026 Form 10-Q

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cognizant Technology Solutions	46	September 30, 2026 Form 10-Q

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
In the second quarter of 2026, we introduced Project Leap, a program designed to accelerate our transformation to the operating model of the future by funding investments in our integrated offerings, AI capabilities and partnerships, reshaping productivity through competitive offerings and upskilling our workforce. In connection with Project Leap, we expect to record total costs of $180 million to $250 million, which consists of $150 million to $200 million of employee severance and other personnel related costs and $30 million to $50 million of other charges. Project Leap may disrupt operations, cause the loss of institutional knowledge and expertise, and harm our ability to recruit new employees and retain our remaining employees, all of which could have an adverse effect on our ability to deliver client services and execute on our business plan. There can be no assurance that we will be successful in implementing Project Leap. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from Project Leap due to unforeseen difficulties, delays or unexpected costs. If the actual amount and timing of costs differ from our current expectations and estimates or we are unable to realize the expected operational efficiencies and cost savings from Project Leap, our operating results and financial condition would be adversely affected. Furthermore, we may incur unanticipated charges or be required to make cash payments as a result of Project Leap that were not previously contemplated, which could result in an adverse effect on our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
Our stock repurchase program was initially adopted in 2017 and has been amended from time to time, including most recently in May 2026, to authorize the repurchase of up to $15.5 billion, excluding fees and expenses, of our Class A common stock through open market purchases, including under 10b5-1 Plans, and through ASR agreements entered into with financial institutions, in accordance with applicable federal securities laws. The repurchase program does not have an expiration date and had a remaining balance of $2,080 million as of September 30, 2026. The timing of repurchases and the exact number of shares to be purchased are determined by management, in its discretion, or pursuant to a 10b5-1 Plan, and depend upon market conditions and other factors.
During the three months ended September 30, 2026, we repurchased $258 million of our Class A common stock under our stock repurchase program as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2026 - July 31, 2026	2,251,201	45.32	2,251,201	2,236
August 1, 2026 - August 31, 2026	1,321,410	59.40	1,321,410	2,158
September 1, 2026 - September 30, 2026	1,291,061	60.37	1,291,061	2,080
Total	4,863,672	$53.14	4,863,672
The aggregate purchase price and weighted average price per share do not include the excise tax on net stock repurchases. The excise tax was immaterial for the three months ended September 30, 2026.
During the three months ended September 30, 2026, we also purchased shares in connection with our stock-based compensation plans, whereby shares of our Class A common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended September 30, 2026, such repurchases totaled 0.2 million shares at an aggregate cost of $11 million.

Cognizant Technology Solutions	47	September 30, 2026 Form 10-Q

Item 5. Other Information
(c) Trading Plans
No director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K) during the three months ended September 30, 2026, except as follows:

Name	Title	Action	Date of adoption/termination	Scheduled expiration date[1]	Aggregate number of securities to be purchased/sold
Ravi Kumar	Chief Executive Officer	Adoption	August 24, 2026	November 23, 2027	Sale of up to 16,025 shares of common stock
Jatin Dalal	Chief Financial Officer	Adoption	September 14, 2026	June 30, 2027	Sale of up to 40,000 shares of common stock
Surya Gummadi	President - Americas	Adoption	September 14, 2026	March 31, 2027	Sale of up to 15,385 shares of common stock
John Kim	Chief Legal Officer, Chief Administrative Officer and Corporate Secretary	Adoption	September 14, 2026	November 18, 2027	Sale of up to 10,000 shares of common stock
(1) The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
Each of the trading arrangements listed in the above table is intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Cognizant Technology Solutions	48	September 30, 2026 Form 10-Q

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, dated June 4, 2024	8-K	000-24429	3.1	6/7/2024
3.2	Amended and Restated Bylaws, as adopted on September 14, 2018	8-K	000-24429	3.1	9/20/2018
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					Filed

Cognizant Technology Solutions	49	September 30, 2026 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	October 29, 2026	By:	/s/ RAVI KUMAR S
Ravi Kumar S,
Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2026	By:	/s/ JATIN DALAL
Jatin Dalal,
Chief Financial Officer
(Principal Financial Officer)

Cognizant Technology Solutions	50	September 30, 2026 Form 10-Q